Form 10-Q
period 2000-04-30
SUN EXPRESS GROUP INC
filed 2001-06-22
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from _______________to __________________

                  Commission File Number: 33-42498

                             SUN EXPRESS GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                      65-024624
 -------------------------------                    -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

     1515 University Drive Suite 111-C Coral Springs, Florida        33065
     --------------------------------------------------------        -----
            (Address of principal executive offices)               (Zip Code)

      (Registrant's telephone number, including area code) (561) 662-4928
      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No
                               -----      -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                           Yes          No
                               -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK - 24, 996,198 shares outstanding as of April 30, 2001.

                             Sun Express Group, Inc.

                                    Contents
                                    --------



                                                                      Page(s)
                                                                      -------
PART I--FINANCIAL INFORMATION

     Item 1.   Financial Statements.

Balance Sheets ......................................................    3

Statements of Operations ............................................    4

Statements of Cash Flows ............................................    5

Note to financial statements ........................................    6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. ...............    7

                          PART I--FINANCIAL INFORMATION

Item 1.      Financial Statements.


                             Sun Express Group, Inc.
                                 Balance Sheets


                                                  April 30, 2001
                                                    (Unaudited)   July 31, 2000
                                                    -----------   -------------

                                     Assets
                                     ------
Current Assets
Cash                                               $       373    $     1,130
                                                   -----------    -----------
Total Current Assets                                       373          1,130
                                                   -----------    -----------

Total Assets                                       $       373    $     1,130
                                                   ===========    ===========



                              Stockholders' Equity
                              --------------------

Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000
  shares authorized, 24,966,198 issued and
  outstanding                                      $    24,996    $    24,996
Additional paid-in capital                           4,195,668      4,191,168
Accumulated deficit                                 (4,220,291)    (4,214,934)
                                                   -----------    -----------
Total Stockholders' Deficiency                     $       373    $     1,130
                                                   ===========    ===========


                 See accompanying notes to financial statements

                             Sun Express Group, Inc.
                            Statements of Operations
                            ------------------------
                                   (unaudited)

                                                                Three Months Ended April 30         Nine Months Ended April 30
                                                                    2001           2000               2001            2000
                                                               ------------     -----------        -----------     -----------
Operating Expenses
General and administrative                                     $      4,726     $        31        $     5,357     $        92
                                                               ------------     -----------        -----------     -----------
Total Operating Expenses                                              4,726              31              5,357              92
                                                               ------------     -----------        -----------     -----------

Other Income
Interest income                                                          --              17                 --              50
                                                               ------------     -----------        -----------     -----------
Total Other Income                                                       --              17                 --              50
                                                               ------------     -----------        -----------     -----------

Net Loss                                                       $      4,726     $        14        $     5,357     $        42
                                                               ============     ===========        ===========     ===========

Net loss per common share - basic and diluted                  $         --     $        --        $        --     $        --
                                                               ============     ===========        ===========     ===========

Weighted average number of common shares outstanding -
    basic and diluted                                            24,996,198      24,996,198         24,996,198      24,996,198
                                                               ============     ===========        ===========     ===========


                 See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                            Statements of Cash Flows
                            ------------------------
                                   (unaudited)

                                                                     Nine Months Ended April 30
                                                                      2001                2000
                                                                   ----------          ----------
Cash Flows from Operating Activities:
Net loss                                                           $    5,357          $       42
                                                                   ----------          ----------
Net Cash Used in Operating Activities                                  (5,357)                (42)
                                                                   ----------          ----------

Cash Flows from Financing Activities:
Repayment of loans to directors                                            --              (4,994)
Contributed capital                                                     3,100                  --
Company expenses paid by director                                       1,500                  --
                                                                   ----------          ----------
Net Cash Provided by (Used in) Financing Activities                     4,600              (4,994)
                                                                   ----------          ----------

Decrease in Cash and Cash Equivalents                                    (757)             (5,036)
                                                                   ----------          ----------

Cash and Cash Equivalents at Beginning of Period                        1,130               6,164
                                                                   ----------          ----------

Cash and Cash Equivalents at End of Period                         $      373          $    1,128
                                                                   ==========          ==========




                 See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                          Note to Financial Statements
                                 April 20, 2001
                                 --------------
                                   (unaudited)


Note 1   Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the years ending July 31, 2000 and 1999 included in the Company's Form 10-KSB.

Note 2   Contributed Capital
----------------------------

During the quarter ended April 30, 2001, a director contributed capital of $3,100 to the Company, and paid expenses of $1,500 on behalf of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sun Express Group, Inc. (the "Company"), which owned and operated the successful Destination Sun Airways, has been inactive since selling its assets to Air Tran Airways in 1994.

Until September of 2000, the Company was constrained by a non-compete agreement that was executed as a part of the sale of assets in 1994.

The Company is now seeking new business opportunities and has begun to identify possible new areas of operation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.
         NONE.

Item 2.  Changes in Securities and Use of Proceeds.
         NONE.

Item 3.  Defaults Upon Senior Securities.
         NONE.

Item 4.  Submission of Matters to a Vote of Security Holders.
         NONE.

Item 5.  Other Information.
         NONE.

Item 6.  Exhibits and Reports on Form 8-K (ss.249.308 of this chapter).
         NONE.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)





Name                                   Title                       Date
-----                                  -----                       -----
/s/ GUY T. LINDLEY                   PRESIDENT, DIRECTOR        June 18, 2001
-------------------------            AND CEO
   GUY T. LINDLEY


/s/ ROBERT MUNSON                    SECRETARY AND DIRECTOR    June 18, 2001
------------------------
   ROBERT MUNSON