Form 10-K
period 2000-07-31
SUN EXPRESS GROUP INC
filed 2001-06-22
CIK 878802

----------------------------
                                                        OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number: 3235-0063
                                                    Expires: March 31,2003
                                                    Estimated average burden
                                                    hours per response: 430.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2000        Commission File Number - 33-42498

                             SUN EXPRESS GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                     65-024624
----------------------------------       ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization)

1515 University Drive Suite 111-C Coral Springs, Florida                33065
----------------------------------------------------------            ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (561) 662-4928
                                                           ---------------

       Securities registered pursuant to Section 12 (b) of the Act: None.
                                                                    -----

   Securities registered pursuant to Section 12 (g) of the Act: Common Stock.
                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

24,996,198 shares of common stock, $.0001 par value, were issued and outstanding on June 10, 2001.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on May 22, 2001(an aggregate of 24,250,000 shares out of a total of 24,996,198 shares outstanding at that time) was $00.00 computed by reference to the closing bid price of $00.00 on June 11, 2001.

                                     PART I

ITEM 1. BUSINESS

(a) DEVELOPMENT OF BUSINESS

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

(b) FINANCIAL INFORMATION AB0UT OPERATING SEGMENTS

Not applicable. The Company has been inactive since 1994.

(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company is now seeking new business opportunities and has begun to identify possible new areas of operation.

EMPLOYEES

As of May 22, 2001, the Company had no employees.

ITEM 2. DESCRIPTION OF PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1, 2000, the Board of Directors approved a reverse split of the outstanding common shares of the Company on a 1 share for 4 shares basis pursuant to a vote of the majority of the outstanding shares of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

(a) The Company's common stock has never traded.

(b) As of May 22, 2001, the approximate number of holders of record of the Company's common stock was 351.

(c) The Company has never paid cash dividends on its common stock. The Company presently intends to retain any future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial conditions, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein.

Year Ended July 31,
---------------------------------------------------------------
    2000      1999           1998        1997         1996
---------   -----------  -----------   ----------   -----------
Selected Operating Results:

Net sales

     $0        $0            $0           $0           $0

Gross profit

     $0        $0            $0           $0           $0

Earnings from continuing operations

  ($122)  ($34745)           $0           $0           $0

Earnings from discontinued operations, net of income taxes

     $0        $0            $0           $0           $0
   ----      ----          ----         ----         ----

Net earnings

   ($55)  ($34612)           $0           $0           $0
  =====   =======        ======        =====       ======

Basic and diluted earnings per common share:

  Earnings from continuing operations

     $0        $0            $0           $0           $0

  Earnings from discontinued operations

     $0        $0            $0           $0           $0
   ----      ----          ----         ----         ----

  Net earnings

     $0        $0            $0           $0           $0
  =====   =======        ======        =====       ======

Selected Balance Sheet Data as of July 31, 2000

Current assets

     $1,130.00

Current liabilities

     $0

Total assets

     $1,130.00

Total liabilities

     $0

Retained earnings

     $0

Stockholders' equity

     $1,130.00


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 2000 COMPARED TO YEAR ENDED JULY 31, 1999

Not applicable.

YEAR ENDED JULY 31, 1999 COMPARED TO YEAR ENDED JULY 31, 1998

Not applicable.

LIQUIDITY AND CAPITAL RESOURCES

None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are included under
Item 14(a)(l) and (2) of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GUY T. LINDLEY has been a Director of the Company since May 9, 1990. Mr. Lindley is the Company's President. Mr. Lindley was a stockholder and director of Northeastern and was instrumental in its development. Mr. Lindley was a member of the Board of Directors of Northeastern from 1980 until 1985. Mr. Lindley owned 80% of the outstanding voting stock of Northeastern from 1980 through 1981. As of the end of 1982, Mr. Lindley owned less than 5% of the outstanding voting stock of Northeastern. Mr. Lindley was Chairman of the Audit Committee from 1980 through 1983 and was in charge of contract affairs from 1984 until January, 1985. His primary responsibility was the negotiation of contracts and agreements for Northeastern. He was an Executive Director of Doctor Health Care Group and Medical Care Development Corporation of Coral Gables, Florida from March, 1985 through April, 1987. Mr. Lindley was the Vice President responsible for corporate planning from August, 1984 through August, 1990 with Palm Beach Technologies, Inc., which is extensively involved in aerospace, airline, cellular telecommunications and textile investment. During that period, he was also a member of the Board of Directors.

ROBERT J. MUNSON has been a Director of the Company since May 1, 1991. Mr. Munson is presently the Vice President in charge of Sales and Marketing for Neurowave, Inc., a medical supply company since October, 1990, and was previously the Vice President in charge of Sales and Marketing of Medical Resources International, which manufactures medical gloves from July, 1988 until October, 1990. Mr. Munson was previously the Executive Vice President of Medical Supply Company of Florida from February, 1965 through July, 1988 and was responsible for sales and marketing.

EDWARD L. REID, H, M.D. has been a Director of the Company since May 9, 1990. Dr. Reid is a physician in his own practice since 1969, specializing in internal medicine and endocrinology. Dr. Reid was a director of International Airline Support Group from October, 1989 through January, 1991, which was involved with the sale of airline parts. Prior to that time, he was the Director and President of Medical Care Development Corp. from October, 1986 through June, 1988, and was the Secretary/Treasurer of its wholly-owned subsidiaries Bayside Medical Equipment, Inc. and Bayside Home Health, Inc. From January, 1987 through June, 1988. Those companies provided medical services and home health care. Dr. Reid was a director of the John T. McDonald Foundation, which was a not-for-profit corporation that oversaw the operations of Doctor's Hospital and Larkin General Hospital in Miami from December, 1985 through January, 1988. Dr. Reid has been published numerous times and has been an instructor and Professor of Medicine at the University of Miami School of Medicine.

ITEM 11. EXECUTIVE COMPENSATION

There are no paid executives at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GUY T. LINDLEY owns 487,500 shares of common stock.
EDWARD L. REID owns 34,250 shares of common stock.
ROBERT J. MUNSON owns 12,500 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1 AND 2. CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The consolidated financial statements and financial statement schedule listed on the index to consolidated financial statements on page F-l are filed as part of this Form l0-K.

(b) REPORTS ON FORM 8-K

None

(c) EXHIBITS

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 11th day of June, 2001.


                           SUN EXPRESS GROUP, INC.


                           By: GUY T. LINDLEY

                           /S/
                           -----------------------
                               Guy T. Lindley
                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures                          Title                             Date

/S/ GUY T. LINDLEY
---------------------
GUY T. LINDLEY             Director, President and CEO             June 18, 2001

/S/ ROBERT J. MUNSON
---------------------
ROBERT J. MUNSON           Director and Secretary                  June 18, 2001

/S/ EDWARD L. REID
---------------------
EDWARD L. REID             Director                                June 18, 2001

                             SUN EXPRESS GROUP, INC.

                              FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Financial Statements:

Consolidated Balance Sheet  as of July 31, 2000                             F-3

Consolidated Statements of Operations for the years ended
  July 31, 2000 and 1999                                                    F-4

Consolidated Statements of Stockholders' Equity for the years
  ended July 31, 2000 and 1999                                              F-5

Consolidated Statements of Cash Flows for the years ended
  July 31, 2000 and 1999                                                    F-6

Notes to Consolidated Financial Statements                                  F-7


All other schedules have been omitted as the required information is inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

                          Independent Auditors' Report
                          ----------------------------


To the Board of Directors of:
  Sun Express Group, Inc.

We have audited the accompanying balance sheet of Sun Express Group, Inc. as of July 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sun Express Group, Inc. as of July 31, 2000, and the results of its operations and its cash flows for the years ended July 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's inactive status and accumulated losses of $4,214,934 raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note
6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 18, 2001

                             Sun Express Group, Inc.
                                  Balance Sheet
                                  July 31, 2000
                                  -------------




                                                                        2000
                                                                    -----------

                                     Assets


Current Assets
Cash                                                                $     1,130
                                                                    -----------
Total Current Assets                                                      1,130
                                                                    -----------

Total Assets                                                        $     1,130
                                                                    ===========


                              Stockholders' Equity


Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
  24,996,198 issued and outstanding                                 $    24,996
Additional paid-in capital                                            4,191,068
Accumulated deficit                                                  (4,214,934)
                                                                    -----------

Total Stockholders' Equity                                          $     1,130
                                                                    ===========



                 See accompanying notes to financial statements

                             Sun Express Group, Inc.
                            Statements of Operations
                       Years Ended July 31, 2000 and 1999
                       ----------------------------------



                                                             2000            1999
                                                         ------------    ------------
Expenses
General and administrative                               $        122    $     18,023
Rent                                                               --           4,971
Travel and entertainment                                           --          11,751
                                                         ------------    ------------
Total Expenses                                                    122          34,745

Other Income
Interest income                                                    67             133
                                                         ------------    ------------

Net Loss                                                 $        (55)   $    (34,612)
                                                         ============    ============

Net loss per common share - basic and diluted            $         --    $         --
                                                         ============    ============

Weighted average number of common shares outstanding -
  basic and diluted                                        24,991,676      24,983,928
                                                         ============    ============



                 See accompanying notes to financial statements

                             Sun Express Group, Inc.
                  Statement of Changes in Stockholders' Equity
                       Years Ended July 31, 2000 and 1999
                       ----------------------------------


                                                                     Common Stock           Additional
                                                               -------------------------     Paid-In     Accumulated
                                                                  Shares       Amount        Capital       Deficit         Total
                                                               -----------   -----------   -----------   -----------    -----------

Balance, July 31, 1998                                          24,982,498   $    24,982   $ 3,816,905   $(4,180,267)   $  (338,380)

Common stock issued for rent                                         8,700             9            --            --              9

Net loss, 1999                                                          --            --            --       (34,612)       (34,612)
                                                               -----------   -----------   -----------   -----------    -----------


Balance, July 31, 1999                                          24,991,198        24,991     3,816,905    (4,214,879)      (372,983)

Forgiveness of notes and loans by related parties                       --            --       374,163            --        374,163

Common stock issued for services                                     5,000             5            --            --              5

Net loss, 2000                                                          --            --            --           (55)           (55)
                                                               -----------   -----------   -----------   -----------    -----------

Balance, July 31, 2000                                          24,996,198   $    24,996   $ 4,191,068   $(4,214,934)   $     1,130
                                                               ===========   ===========   ===========   ===========    ===========



                 See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                            Statements of Cash Flows
                       Years Ended July 31, 2000 and 1999
                       ----------------------------------



                                                                   2000        1999
                                                                 --------    --------
Cash Flows from Operating Activities:
Net loss                                                         $    (55)   $(34,612)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock based expense                                                     5           9
                                                                 --------    --------
Net Cash Used in Operating Activities                                 (50)    (34,603)

Cash Flows from Financing Activities:
Repayment of related party loans                                   (4,984)         --
Expenses paid by related party                                         --      32,998
                                                                 --------    --------
Net Cash Provided by (Used in) Financing Activities                (4,984)     32,998

Net, Decrease in Cash                                              (5,034)     (1,605)

Cash - Beginning of Period                                          6,164       7,769
                                                                 --------    --------

Cash - End of Period                                             $  1,130    $  6,164
                                                                 ========    ========

Supplemental Disclosure of Non-Cash Financing Activities:

At July 31, 2000, two related parties accepted $6,452 of furniture to settle certain liabilities and forgave the remaining liabilities of $374,163. The forgiveness was treated as contributed capital due to the related party nature of the transaction.



                 See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                          Notes to Financial Statements
                       Years Ended July 31, 2000 and 1999
                       ----------------------------------


Note 1   Nature of Operations and Summary of Significant Accounting Policies
----------------------------------------------------------------------------

         (A) Nature of Operations

         Sun Express Group, Inc. (the "Company") was incorporated in Florida in May 1990. The Company was incorporated for the purpose of obtaining air carrier certification.

         During the fiscal year ended July 31, 1993, the Company was advised by the Department of Transportation under the "use or lose" rule that the pending operating authority was subject to being rescinded because of the inability of the Company to commence operations as a result of the lack of capital and liquidity. Due to the inability of the Company to secure sufficient working capital, the Board of Directors elected to suspend certification efforts, dispose of or abandon existing assets, and seek settlement of existing indebtedness.

         The only activity of the Company during the year ended July 31, 1994 was completion of the sale to Conquest Sun Airlines Inc., a subsidiary of Conquest Airlines Corp. (a/k/a Conquest Industries, Inc.) of Austin, Texas of the pending DOT and FAA certification and certification materials. The sale was for the consideration of $63,000 in cash funds and 112,340 shares of the Conquest Sun Airlines Corp. (a/k/a Conquest Industries, Inc.) and Air Tran Inc. (a spin-off subsidiary of Conquest Airlines, Corp.).

         The Company has been inactive since 1994 and all expenses related to managements' efforts to identify an acquisition or merger candidate or new line of business.

         (B) Use of Estimates

         In preparing financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results may differ from these estimates.

         (C) Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) Income Taxes

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

                             Sun Express Group, Inc.
                          Notes to Financial Statements
                       Years Ended July 31, 2000 and 1999
                       ----------------------------------

         statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year which includes the enactment date.

Note 2   Investments
--------------------

The 112,340 shares of Conquest Airlines, Inc. and Air Tran Inc. are carried on the books of the Company at zero value since 1995. In the opinion of management, the shares do not have an ascertainable market value since the underlying companies are no longer active.

Note 3   Due to Related Parties
-------------------------------

During 2000, two related parties forgave $374,163 in advances, notes, and loans. The $374,163 was considered contributed capital due to the related party nature of the transaction.

Note 4   Stockholders' Equity
-----------------------------

During the fiscal year 1999, 8,700 common shares were issued as consideration for the use of office space. The shares were valued at a nominal $9 based on the last shares issued for cash during 1998.

During the fiscal year 2000, the Company amended its articles to increase the authorized shares to 100,000,000.

During the fiscal year 2000, the Company's Board of Directors approved a 1-for-4 reverse split of the Company's common stock. Accordingly, the Company reclassified $74,989 of the common stock to additional paid-in capital. The common stock amount of shares and per share amounts are restated retroactively in the accompanying financial statements to reflect the reverse split.

During the fiscal year 2000, the Company issued 5,000 common shares for consulting services. The shares were valued at a nominal $5 based on the last shares issued for cash in 1998.

Note 5   Income Taxes
---------------------

There was no income tax expense for the period ended July 31, 2000 and 1999 due to the Company's net losses.

                             Sun Express Group, Inc.
                          Notes to Financial Statements
                       Years Ended July 31, 2000 and 1999
                       ----------------------------------

The Company's tax expense differs from the "expected" tax expense for the years ended July 31, 2000 and 1999, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                       2000             1999
                                                   -----------      -----------
Computed "expected" tax expense (benefit)          $       (19)     $   (11,768)
Effect of net operating losses                              19           11,768
                                                   -----------      -----------
                                                   $        --      $        --
                                                   ===========      ===========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at July 31, 2000 and 1999 are as follows:

                                                      2000              1999
                                                   -----------      -----------
Deferred tax assets:
  Net operating loss carryforward                  $ 1,433,078      $ 1,433,059
                                                   -----------      -----------
     Total gross deferred tax assets
Less valuation allowance                            (1,433,078)      (1,433,059)
                                                   -----------      -----------
Net deferred tax assets                            $        --      $        --
                                                   ===========      ===========

The net operating loss carryforward at July 31, 2000 was approximately $4,214,900. Usage of the net operating loss carryforward may be limited if a change in ownership of the Company occurs.

Note 6   Going Concern
----------------------

As reflected in the accompanying financial statements, the Company is inactive and has an accumulated deficit of $4,214,934 through July 31, 2000. The ability of the Company to continue as a going concern is dependent on the Company's ability to identify an acquisition or merger candidate or new line of business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is seeking an acquisition or merger candidate. Management believes the actions presently being taken allow the Company to continue as a going concern.