Form 10-Q
period 2000-10-31
SUN EXPRESS GROUP INC
filed 2001-06-22
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2000. or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________________to __________________

                        Commission File Number: 33-42498

                            SUN EXPRESS GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                          65-024624
 -----------------------------                           -----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 1515 University Drive Suite 111-C Coral Springs, Florida            33065
 --------------------------------------------------------            -----
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
                              Yes   X     No
                                 ------      ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                              Yes   X     No
                                 ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK - 24, 996,198 shares outstanding as of October 31, 2000.

                             Sun Express Group, Inc.

                                    Contents


                                                                    Page(s)
PART I--FINANCIAL INFORMATION

     Item 1.   Financial Statements

Balance Sheets ..........................................................  3

Statements of Operations (unaudited) ....................................  4

Statements of Cash Flows (unaudited) ....................................  5

Note to financial statements (unaudited) ................................  6

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ....................  7

PART I--FINANCIAL INFORMATION

    Item 1.   Financial Statements.


                             Sun Express Group, Inc.
                                 Balance Sheets

                                                                     October 31, 2000
                                                                        (Unaudited)           July 31, 2000
                                                                       -------------          --------------
                                     Assets

Current Assets
Cash                                                                   $       1,063          $       1,130
                                                                       -------------          -------------
Total Current Assets                                                           1,063                  1,130

Total Assets                                                           $       1,063          $       1,130
                                                                       =============          =============

                              Stockholders' Equity

Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000 shares authorized,
  24,996,198 shares issued and outstanding                             $      24,996          $      24,996
Additional paid-in capital                                                 4,191,068              4,191,068
Accumulated deficit                                                       (4,215,001)            (4,214,934)
                                                                       -------------          -------------

Total Stockholders' Equity                                             $       1,063          $       1,130
                                                                       =============          =============






                 See accompanying notes to financial statements

                             Sun Express Group, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended October 31
                                                                            2000                   1999
                                                                        -------------         -------------
Operating Expenses
General and administrative                                              $          67         $          31
                                                                        -------------         -------------
Total Operating Expenses                                                           67                    31
                                                                        -------------         -------------

Other Income
Interest income                                                                    --                    17
                                                                        -------------         -------------
Total Other Income                                                                 67                    17

Net Loss                                                                $          67         $          14
                                                                        =============         =============

Net loss per common share - basic and diluted                           $          --         $          --
                                                                        =============         =============

Weighted average number of common shares outstanding -
    basic and diluted                                                      24,966,198            24,991,198
                                                                        =============         =============





                 See accompanying notes to financial statements

                             Sun Express Group, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                               Three Months Ended October 31
                                                                   2000              1999
                                                               -----------         ---------
Cash Flows from Operating Activities:
Net loss                                                       $        67         $      14
                                                               -----------         ---------
Net Cash Used in Operating Activities                                  (67)              (14)
                                                               -----------         ---------

Cash Flows from Financing Activities:
Repayment of loans to directors                                         --            (4,994)
                                                               -----------         ---------
Net Cash Used in Financing Activities                                   --            (4,994)
                                                               -----------         ---------

Decrease in Cash and Cash Equivalents                                  (67)           (5,008)
                                                               -----------         ---------

Cash and Cash Equivalents at Beginning of Period                     1,130             6,164
                                                               -----------         ---------

Cash and Cash Equivalents at End of Period                     $     1,063         $   1,156
                                                               ===========         =========






                 See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                          Note to Financial Statements
                                October 31, 2000
                                   (Unaudited)
4


Note 1   Basis of Presentation

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

Item 5.     Other Information.
NONE..

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