Form 10-Q
period 2001-01-31
SUN EXPRESS GROUP INC
filed 2001-06-22
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2001. or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to _____________________

Commission File Number: 33-42498

                            SUN EXPRESS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                               65-024624
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1515 University Drive Suite 111-C Coral Springs, Florida               33065
--------------------------------------------------------             ----------
    (Address of principal executive offices)                         (Zip Code)


      (Registrant's telephone number, including area code) (561) 662-4928
      --------------------------------------------------------------------

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  x     No
                             ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         Yes        No
                             ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK - 24, 996,198 shares outstanding as of January 31, 2001.

                             Sun Express Group, Inc.


                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------
PART I--FINANCIAL INFORMATION

        Item 1.      Financial Statements.

Balance Sheets .........................................................     3

Statements of Operations (unaudited)....................................     4

Statements of Cash Flows (unaudited)....................................     5

Note to financial statements (unaudited)................................     6

        Item 2.      Managements Discussion and Analysis of Financial
                       Condition and Results of Operations. ............     7

                             Sun Express Group, Inc.
                                  Balance Sheet
                                  -------------


                                                       January 31, 2001
                                                         (Unaudited)       July 31, 2000
                                                         -----------        -----------
                                     Assets
                                     ------
Current Assets
Cash                                                     $       499        $     1,130
                                                         -----------        -----------
 tal Current Assets                                              499              1,130
                                                         -----------        -----------

Total Assets                                             $       499        $     1,130
                                                         ===========        ===========

                              Stockholders' Equity
                              --------------------

Stockholders' Equity
Common Stock, $0.001 par value, 100,000,000 shares
  authorized, 24,966,198 shares issued and outstanding   $    24,996        $    24,996
Additional paid-in capital                                 4,191,068          4,191,068
Accumulated deficit                                       (4,215,565)        (4,214,934)
                                                         -----------        -----------
Total Stockholders' Equity                               $       499        $     1,130
                                                         ===========        ===========






                 See accompanying notes to financial statements

                             Sun Express Group, Inc.
                            Statements of Operations
                            ------------------------
                                   (unaudited)



                                                                      Three Months Ended January 31     Six Months Ended January 31
                                                                          2001            2000             2001             2000
                                                                      -----------      -----------      -----------      -----------
Operating Expenses
General and administrative                                            $       564      $        30      $       631      $        61
                                                                      -----------      -----------      -----------      -----------
Total Operating Expenses                                                      564               30              631               61
                                                                      -----------      -----------      -----------      -----------

Other Income
Interest income                                                                --               16               --               33
                                                                      -----------      -----------      -----------      -----------
Total Other Income                                                             --               16               --               33
                                                                      -----------      -----------      -----------      -----------

Net Loss                                                              $       564      $        14      $       631      $        28
                                                                      ===========      ===========      ===========      ===========

Net loss per common share - basic and diluted                         $        --      $        --      $        --      $        --
                                                                      ===========      ===========      ===========      ===========

Weighted average number of common shares outstanding -
    basic and diluted                                                  24,996,198       24,996,198       24,996,198       24,996,198
                                                                      ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                            Statements of Cash Flows
                            ------------------------
                                   (unaudited)




                                                     Six Months Ended January 31
                                                           2001         2000
                                                         -------      -------

Cash Flows from Operating Activities:
Net loss                                                 $   631      $    28
                                                         -------      -------
Net Cash Used in Operating Activities                       (631)         (28)
                                                         -------      -------

Cash Flows from Financing Activities:
Repayment of loans to directors                               --       (4,994)
                                                         -------      -------
Net Cash Used in Financing Activities                         --       (4,994)
                                                         -------      -------

Decrease in Cash and Cash Equivalents                       (631)      (5,022)
                                                         -------      -------

Cash and Cash Equivalents at Beginning of Period           1,130        6,164
                                                         -------      -------

Cash and Cash Equivalents at End of Period               $   499      $ 1,142
                                                         =======      =======



                 See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                          Note to Financial Statements
                                January 31, 2001
                                ----------------
                                   (unaudited)



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

                                   SIGNATURES

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