Form 10-Q
period 2001-09-30
SUN NETWORK GROUP INC
filed 2001-11-15
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

Or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________________to _______________________

Commission File Number: 33-42498

                             SUN NETWORK GROUP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                       65-024624
             -------                                       ---------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         1515 University Drive Suite 111-C Coral Springs, Florida 33065
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

(Registrant's telephone number, including area code) (954) 360-4080
                                                     --------------

                            Sun Express Group, Inc.
                            -----------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                         Former fiscal year end July 31

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]    No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

          Yes [ ]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK - 21,665,399 shares outstanding as of October 31, 2001.

                          PART I--FINANCIAL INFORMATION

Item 1.      Financial Statements.



                     Sun Network Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                   September 30, 2001  December 31, 2000
                                                                   -----------------   -----------------
                                                                      (Unaudited)
                                     Assets

Current Assets
Cash                                                                   $     222          $   3,088
Accounts receivable                                                           --                300
Prepaid expenses                                                              --                385
                                                                       ---------          ---------
Total Current Assets                                                         222              3,773
                                                                       ---------          ---------

Other Assets
Prepaid advertising                                                       35,200                 --
Due from officer                                                           4,587              4,587
                                                                       ---------          ---------
Total Other Assets                                                        39,787              4,587
                                                                       ---------          ---------

Total Assets                                                           $  40,009          $   8,360
                                                                       =========          =========


                      Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable                                                       $   6,950          $   4,249
Due to stockholders'                                                      20,000
                                                                       ---------          ---------
Total Current Liabilities                                                 26,950              4,249
                                                                       ---------          ---------

Stockholders' Equity
Common stock, $0.001 par value, 100,000,000 shares authorized,
   21,665,399 and 11,935,000 issued and outstanding,
   respectively                                                           21,665             11,935
Additional paid-in capital                                               485,879            403,069
Accumulated deficit                                                     (494,485)          (410,893)
                                                                       ---------          ---------
Total Stockholders' Equity                                                13,059              4,111
                                                                       ---------          ---------

Total Liabilities and Stockholders' Equity                             $  40,009          $   8,360
                                                                       =========          =========

          See accompanying notes to consolidated financial statements.

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                      -------------------------------------
                                   (Unaudited)

                                                Three Months Ended September 30,             Nine Months Ended September 30,
                                               ----------------------------------          ----------------------------------
                                                   2001                  2000                  2001                  2000
                                               ------------          ------------          ------------          ------------
Revenues                                       $         --          $      6,003          $     35,200          $     40,103
                                               ------------          ------------          ------------          ------------

Operating Expenses
Compensation                                             --                 6,000                21,000                20,000
Contract labor                                           --                 4,618                    --                23,186
Consulting                                               --                    --                33,395                 8,500
Depreciation                                             --                 6,448                    --                19,346
General and administrative                            4,726                 8,069                30,980                26,684
Professional fees                                     3,000                    --                23,088                    --
Travel and entertainment                              2,104                    --                    --                    --
Film costs                                               --                 1,500                    --                32,667
Exploitation costs                                       --                    --                10,329                    --
                                               ------------          ------------          ------------          ------------
Total Operating Expenses                              9,830                26,635               118,792               130,383
                                                                     ------------          ------------          ------------

Loss from Operations                                 (9,830)              (20,632)              (83,592)              (90,280)

Other Expenses
Interest expense                                         --                 4,499                    --                13,497
                                               ------------          ------------          ------------          ------------
Total Other Expenses                                     --                 4,499                    --                13,497
                                               ------------          ------------          ------------          ------------

Net Loss                                       $     (9,830)         $    (25,131)         $    (83,592)         $   (103,777)
                                               ============          ============          ============          ============

Net Loss Per Share - Basic and Diluted         $         --          $         --          $      (0.01)         $      (0.01)
                                               ------------          ------------          ------------          ------------

Weighted Average Shares Outstanding -
  Basic and Diluted                              20,125,778            11,935,000            15,368,590            11,935,000
                                               ------------          ------------          ------------          ------------



          See accompanying notes to consolidated financial statements.

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                      -------------------------------------
                                   (Unaudited)

                                                                        Nine Months Ended September 30,
                                                                        ----------------------------
                                                                           2001               2000
                                                                        ---------          ---------
Cash Flows from Operating Activities:
Net loss                                                                $ (83,592)         $(103,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                  --             19,346
Stock based consulting expense                                             33,395                 --
Barter revenue                                                            (35,200)                --
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                           300                600
Prepaid expenses                                                              385               (248)
Increase (decrease) in:
Accounts payable                                                            2,701             (7,455)
                                                                        ---------          ---------
Total Adjustments                                                           1,581             12,243
                                                                        ---------          ---------
Net Cash Used in Operating Activities                                     (82,011)           (91,543)
                                                                        ---------          ---------

Cash Flows from Investing Activities:
Cash overdraft in SunExpress Group, Inc. at acquisition date                 (855)                --
                                                                        ---------          ---------
Equipment purchases                                                            --             (6,286)
                                                                        ---------          ---------
Advances to officer                                                            --             (3,690)
                                                                        ---------          ---------
Net Cash Used in Investing Activities                                        (855)            (9,976)
                                                                        ---------          ---------

Cash Flows from Financing Activities:
Equity proceeds from stockholders'                                         60,000             84,395
Loan proceeds from stockholders'                                           20,000              9,689
                                                                        ---------          ---------
Bank overdraft                                                                 --              6,197
                                                                        ---------          ---------
Net Cash Provided by Financing Activities                                  80,000            100,281
                                                                        ---------          ---------

Net (Decrease) Increase in Cash                                            (2,866)            (1,229)

Cash at Beginning of Period                                                 3,088              1,229
                                                                        ---------          ---------

Cash at End of Period                                                   $     222          $      --
                                                                        =========          =========

          See accompanying notes to consolidated financial statements.

                     Sun Network Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                               ------------------
                                   (Unaudited)


Note 1  Basis of Presentation
-----------------------------

The accompanying unaudited consolidated financial statements of Sun Network Group, Inc. and Subsidiary (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of RadioTV Network, LLC for the years ended December 31, 2000 and 1999 included in the Current Report on Form 8-K on Sun Express Group, Inc.
(See Note 2)

The accompanying consolidated financial statements include the accounts of Sun Network Group, Inc. and its wholly-owned subsidiary, RadioTV Network, Inc. All intercompany balances and transactions have been eliminated in consolidation.


Note 2  Reorganizations
-----------------------

Effective on January 1, 2001, RadioTV Network, LLC sold its assets and certain liabilities to a newly formed corporation, RadioTV Network, Inc., under common control of the remaining two members of the LLC.

RadioTV Network, Inc. is treated as a successor to the business of RadioTV Network, LLC, and the transaction is treated as a recapitalization of the predecessor. Accordingly, the accompanying financial statements represent a continuation of the operations of RadioTV Network, LLC. For comparative purposes, the December 31, 2000 balance sheet has been restated to reflect the recapitalization and the subsequent recapitalization discussed below.

Effective July 17, 2001, the Company's successor, RadioTV Network, Inc., was merged into Sun Express Merger Corp., a subsidiary of Sun Express Group, Inc., an inactive corporation reporting under the Securities Exchange Act of 1934.

Under the Agreement and Plan of Merger, RadioTV Network, Inc. remains as the surviving entity and a wholly-owned subsidiary of Sun Express Group, Inc. Sun Express Group, Inc. then changed its name to Sun Network Group, Inc.

Concurrent with the merger on July 17, 2001, the Company authorized a 1-for-3 reverse split of its outstanding common stock. All amounts in the accompanying financial statements have been retroactively restated to reflect the reverse split.

                     Sun Network Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                               ------------------
                                   (Unaudited)

All shares of RadioTV Network, Inc. were exchanged for 13,333,333 shares or 61.57% of Sun Express Group, Inc. In accordance with APB 16, the transaction is accounted for as a recapitalization of RadioTV Network, Inc. at historical cost and the historical results of operations are those of RadioTV Network, Inc, with the operations of Sun Express Group, Inc., included from the reorganization date.

Note 3  Common Stock Issuances
------------------------------

In February 2001, the Company issued, after its reorganization into a corporation, 898,333 common shares to an investor for $60,000 and 500,000 common shares to a service provider valued at the contemporaneous cash offering price of $0.0668 per share or $33,395, which was recorded as a consulting expense for past services rendered.

On July 17, 2001, 8,332,066, common shares were deemed issued in a recapitalization transaction. (See Note 2)

Note 4  Revenues
---------------

In May 2001, the Company settled some disputes with a customer licensee by accepting barter advertising time valued at its estimated fair market value of $35,200.

The Company recorded the advertising time as revenues at the settlement date and an asset to be amortized on a usage basis.

Note 5  Going Concern
---------------------

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $494,485 through September 30, 2001, operating losses for the nine months ended September 30, 2001 of $83,592 and cash used in operations for the nine months ended September 30, 2001 of $82,011. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is currently seeking additional financing. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Sun Network Group, Inc ("SNNW"), formerly Sun Express Group Inc, acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. SNNW intends to further develop and expand RTV and is also planning on acquiring and affiliating with other related media entities, which are presently being identified. SNNW requires capital for these purposes and anticipates completing several Private Placements to raise equity capital in the first quarter 2002, which SNNW believes sufficient to fund its initial business plans. The RTV operating expenses in the third quarter and for the nine months ended September 30
2001 reflect revised operations from the prior year pending this funding.

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

                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)




                                          /S/ T. JOSEPH COLEMAN
Date        November 12, 2001             ----------------------------
                                          T. JOSEPH COLEMAN,
                                          PRESIDENT, DIRECTOR AND CEO




                                          /S/ WILLIAM H. COLEMAN
Date        November 12, 2001             ----------------------------
                                          WILLIAM H. COLEMAN,
                                          SECRETARY AND DIRECTOR