Form 10-K/A
period 2000-07-31
SUN NETWORK GROUP INC
filed 2001-11-20
CIK 878802

OMB APPROVAL

                                                     --------------------------
                                                     OMB APPROVAL
                                                     --------------------------
                                                     OMB Number: 3235-0063
                                                     --------------------------
                                                     Expires: March 31,2003
                                                     --------------------------
                                                     Estimated average burden
                                                     --------------------------
                                                     hours per response: 430.00
                                                     --------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2000      Commission File Number - 33-42498

                            SUN EXPRESS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                               65-024624
------------------------------------    -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

      1515 University Drive Suite
      111-C Coral Springs, Florida                                33065
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (561) 662-4928
                          ---------------------------

Securities registered pursuant to Section 12 (b) of the Act:         None.
                               ------------------

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

Year Ended July 31,
---------------------------------------------------------------
    2000      1999           1998        1997         1996
---------   -----------  -----------   ----------   -----------
Selected Operating Results:

Net sales

     $0        $0            $0           $0           $0

Gross profit

     $0        $0            $0           $0           $0

Earnings from continuing operations

  ($122)  ($34745)       $56971)          $0           $0

Earnings from discontinued operations, net of income taxes

     $0        $0            $0           $0           $0
-------   -------       -------      -------      -------

Net earnings

   ($55)  ($34612)      ($56893)          $0           $0

=======   =======       =======      =======      =======

Basic and diluted earnings per common share:

  Earnings from continuing operations

     $0        $0            $0           $0           $0

  Earnings from discontinued operations

     $0        $0            $0           $0           $0
-------   -------       -------      -------      -------

  Net earnings

     $0        $0            $0           $0           $0

=======   =======       =======      =======      =======



Selected Balance Sheet Data as of July 31, 2000

Current assets                 $   1,130.00

Current liabilities            $          0

Total assets                   $   1,130.00

Total liabilities              $          0

Retained earnings              $          0

Stockholders' equity           $   1,130.00


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GUY T. LINDLAY owns 487,500 shares of common stock.
EDWARD L. REID owns 34,250 shares of common stock.
ROBERT J. MUNSON owns 12,500 shares of common stock.


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


                                    SUN EXPRESS GROUP, INC.

                                    By:  /s/ GUY T. LINDLAY
                                     -----------------------
                                             Guy T. Lindley
                                             President, Chief Executive Officer
                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures                          Title                           Date

/s/ GUY T. LINDLAY           Director, President and CEO        June 18, 2001

/s/ ROBERT J. MUNSON         Director and Secretary             June 18, 2001

/s/ EDWARD L. REID           Director                           June 18, 2001

 Index to Consolidated Financial Statements

                                                                            Page
Independent Auditors' Report                                                F-2

Financial Statements:
 Consolidated Balance Sheet  as of July 31, 2000                            F-3

 Consolidated Statements of Operations for the years ended
 July 31, 2000, July 31, 1999 and July 31, 1998                             F-4

 Consolidated Statements of Stockholders' Equity for the years ended July 31,
  2000, July 31, 1999 and July 31, 1998                                     F-5

 Consolidated Statements of Cash Flows for the years ended July 31, 2000, July
  31, 1999 and July 31, 1998                                                F-6

 Notes to Consolidated Financial Statements                                 F-7


All other schedules have been omitted as the required information is inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

                          Independent Auditors' Report


To the Board of Directors of:
Sun Express Group, Inc.

We have audited the accompanying balance sheets of Sun Express Group, Inc. as of July 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended July 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sun Express Group, Inc. as of July 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended July 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.

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




SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 18, 2001

                             Sun Express Group, Inc.
                                 Balance Sheets
                             July 31, 2000 and 1999



                                                                    2000           1999
                                                                 -----------    -----------
                                     Assets
Current Assets
Cash                                                             $     1,130    $     6,164
                                                                 -----------    -----------
Total Current Assets                                                   1,130          6,164

Property and equipment                                                    --          6,452
                                                                 -----------    -----------

Total Assets                                                     $     1,130    $    12,616
                                                                 ===========    ===========

               Liabilities and Stockholders' Equity (Deficiency)

Current Liabilities
Advances from Directors                                          $        --    $    67,491
Loans payable to officer                                                  --        318,108
                                                                 -----------    -----------

Total Current Liabilities                                                 --        385,599
                                                                 -----------    -----------

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized,
  24,996,198 and 24,991,198 issued and outstanding               $    24,996    $    24,991
Additional paid-in capital                                         4,191,068      3,816,905
Accumulated deficit                                               (4,214,934)    (4,214,879)
                                                                 -----------    -----------

Total Stockholders' Equity (Deficiency)                                1,130       (372,983)
                                                                 -----------    -----------

Total Liabilities and Stockholders' Equity (Deficiency)          $     1,130    $    12,616
                                                                 ===========    ===========


                 See accompanying notes to financial statements

                             Sun Express Group, Inc.
                            Statements of Operations
                    Years Ended July 31, 2000, 1999 and 1998



                                                    2000            1999            1998
                                                ------------    ------------    ------------
Expenses
General and administrative                      $        122    $     14,950    $     41,746
Professional fees                                         --           3,073          14,245
Rent                                                      --           4,971              --
Travel and entertainment                                  --          11,751             980
                                                ------------    ------------    ------------
Total Expenses                                           122          34,745          56,971

Other Income
Interest income                                           67             133             (78)
                                                ------------    ------------    ------------

Net Loss                                        $        (55)   $    (34,612)   $    (56,893)
                                                ============    ============    ============

Net loss per common share - basic and diluted   $         --    $         --    $         --
                                                ============    ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                 24,991,676      24,983,928      13,037,581
                                                ============    ============    ============


                See accompanying notes to financial statements

                                                 Sun Express Group, Inc.
                                Statement of Changes in Stockholders' Equity (Deficiency)
                                         Years Ended July 31, 2000, 1999 and 1998

                                                            Common Stock        Additional
                                                    -------------------------    Paid-In     Accumulated
                                                      Shares         Amount      Capital       Deficit          Total
                                                    -----------   -----------   -----------   -----------    -----------
Balance, July 31, 1997                                2,500,000   $     2,500   $ 3,726,612   $(4,123,374)   $  (394,262)

Common stock issued for cash                         22,482,498        22,482        67,448            --         89,930

Capital contributions                                        --            --        22,845            --         22,845

Net loss, 1998                                               --            --            --       (56,893)       (56,893)
                                                    -----------   -----------   -----------   -----------    -----------

Balance, July 31, 1998                               24,982,498   $    24,982   $ 3,816,905   $(4,180,267)   $  (338,380)

Common stock issued for rent                              8,700             9            --            --              9

Net loss, 1999                                               --            --            --       (34,612)       (34,612)
                                                    -----------   -----------   -----------   -----------    -----------

Balance, July 31, 1999                               24,991,198        24,991     3,816,905    (4,214,879)      (372,983)

Forgiveness of notes and loans by related parties            --            --       374,163            --        374,163

Common stock issued for services                          5,000             5            --            --              5

Net loss, 2000                                               --            --            --           (55)           (55)
                                                    -----------   -----------   -----------   -----------    -----------

Balance, July 31, 2000                               24,996,198   $    24,996   $ 4,191,068   $(4,214,934)   $     1,130
                                                    ===========   ===========   ===========   ===========    ===========

                                     See accompanying notes to financial statements.

                                        F-5


                                  Sun Express Group, Inc.
                                 Statements of Cash Flows
                         Years Ended July 31, 2000, 1999 and 1998
                         ----------------------------------------


                                                          2000        1999         1998
                                                       ---------    ---------    ---------
Cash Flows from Operating Activities:
Net loss                                               $     (55)   $ (34,612)   $ (56,893)
Adjustment to reconcile net loss to net cash used in
  operating activities:
Stock based expense                                            5            9           --
                                                       ---------    ---------    ---------
Net Cash Used in Operating Activities                        (50)     (34,603)     (56,893)

Cash Flows from Investing Activities:
Purchase of furniture                                         --       (6,452)          --
Advances to affiliate                                         --           --      (43,244)
                                                       ---------    ---------    ---------
Net Cash Used in Investing Activities                         --       (6,452)     (43,244)

Cash Flows from Financing Activities:
Repayment of related party loans                          (4,984)          --       (5,000)
Proceeds from issuance of common stock                        --           --       89,930
Proceeds from capital contributions                           --           --       22,845
Expenses paid by affiliate                                    --       39,450           --
                                                       ---------    ---------    ---------
Net Cash (Used in) Provided by Financing Activities       (4,984)      32,998      107,775
                                                       ---------    ---------    ---------

Net (Decrease) Increase in Cash                           (5,034)      (1,605)       7,638

Cash - Beginning of Period                                 6,164        7,769          131
                                                       ---------    ---------    ---------

Cash - End of Period                                   $   1,130    $   6,164    $   7,769
                                                       =========    =========    =========

Supplemental Disclosure of Non-Cash Financing Activities:

At July 31, 2000, two related parties accepted $6,452 of furniture to settle certain liabilities and forgave the remaining liabilities of $374,163. The forgiveness was treated as contributed capital due to the related party nature of the transaction.


                      See accompanying notes to financial statements.

                             Sun Express Group, Inc.
                          Notes to Financial Statements
                    Years Ended July 31, 2000, 1999 and 1998


Note 1 Nature of Operations and Summary of Significant Accounting Policies

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

     (B) Use of Estimates

     In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results may differ from these estimates.

     (C) Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

     (D) Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the

                             Sun Express Group, Inc.
                          Notes to Financial Statements
                    Years Ended July 31, 2000, 1999 and 1998

     future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year which includes the enactment date.

Note 2 Investments

The 112,340 shares of Conquest Airlines, Inc. and Air Tran Inc. are carried on the books of the Company at zero value since 1995. In the opinion of management, the shares do not have an ascertainable market value since the underlying companies are no longer active.

Note 3 Loans Payable to Officer and Advances from Directors

Loans payable to officer and advances from directors at July 31, 1999, were non-interest bearing and due on demand.

During 2000, the officer and directors forgave the remaining $374,163 balance of the loans. The $374,163 was considered contributed capital due to the related party nature of the transaction.

Note 4   Stockholders' Equity (Deficiency)

During fiscal 1998, the Company issued 22,482,498 common shares for cash of $89,930 and received $22,845 of contributed capital from directors.

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

                             Sun Express Group, Inc.
                          Notes to Financial Statements
                    Years Ended July 31, 2000, 1999 and 1998


Note 5   Income Taxes

There was no income tax expense for the periods ended July 31, 2000, 1999 and 1998 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the years ended July 31, 2000, 1999 and 1998, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                 2000        1999        1998
                                               --------    --------    --------
Computed "expected" tax expense (benefit)      $    (19)   $(11,768)   $(19,343)
Effect of net operating losses                       19      11,768      19,343
                                               --------    --------    --------
                                               $     --    $     --    $     --
                                               ========    ========    ========

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at July 31, 2000, 1999 and 1998 are as follows:

                                          2000           1999           1998
                                      -----------    -----------    -----------
Deferred tax assets:
  Net operating loss carryforward     $ 1,433,078    $ 1,433,059    $ 1,421,291
                                      -----------    -----------    -----------
     Total gross deferred tax assets
Less valuation allowance               (1,433,078)    (1,433,059)    (1,421,291)
                                      -----------    -----------    -----------
Net deferred tax assets               $        --    $        --    $        --
                                      ===========    ===========    ===========

The net operating loss carryforward at July 31, 2000 was approximately $4,214,900. Usage of the net operating loss carryforward may be limited if a change in ownership or change in business of the Company occurs.

Note 6   Going Concern

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