Form 10-K
period 2001-12-31
SUN NETWORK GROUP INC
filed 2002-04-01
CIK 878802

OMB APPROVAL

                                                    ----------------------------

                                                    OMB Number: 3235-0063

                                                    Expires: March 31,2003

                                                    Estimated average burden

                                                    hours per response: 430.00

                                                    ----------------------------

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001    Commission File Number – 33-42498

        SUN NETWORK GROUP, INC.

       (Exact name of registrant as specified in its charter)

    Florida

65-024624

- ----------------------------------    -------------------------------------

(State or other jurisdiction of     (I.R.S. Employer Identification Number)

incorporation or organization)

1515 University Drive, Suite 111-C, Coral Springs, FL

33065

-----------------------------------------------

--------------------------

(Address of principal executive offices)

 (Zip Code)

Registrant's telephone number, including area code: (954) 360-4080                            ---------------------------

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K. [X]

21,665,399 shares of common stock, $.0001 par value, were issued and outstanding on December 31, 2001.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on December 31, 2001(an aggregate of 9,730,399 shares out of a total of 21,665,399 shares outstanding at that time) was $00.00 computed by reference to the closing bid price of $00.00 on December 31, 2001.

                   PART I

ITEM 1. BUSINESS

(a) DEVELOPMENT OF BUSINESS

(a)

Sun Network Group, Inc., formerly Sun Express Group, Inc (the “Company”) was formed in 1992 and owned and operated Destination Sun Airlines. In 1994 the Company sold its Airline assets to Air Tran Holdings, Inc and the Company’s executives were constrained under non-compete agreements until September 2000.

After an extensive search for appropriate businesses, on July 16, 2001 the Company acquired all of the assets of the RadioTV Network, Inc (“RTV”), as more fully described herein, by means of a merger with its wholly owned subsidiary, Sun Merger Corp, which RTV is the surviving entity and which will be operated as a wholly owned subsidiary. RTV shareholders received 13,333,333 shares of the Company common stock, in the exchange, which resulted in a change of control of the Company. Shareholders holding 5% or more of the Company are Alchemy Media, LLC (28%), RTV Media Corp (17%) and the Coleman Family Trust (11%).

(b) FINANCIAL INFORMATION AB0UT OPERATING SEGMENTS

Information about the Company's operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

(c) NARRATIVE DESCRIPTION OF BUSINESS

RTV is a new television network that produces and broadcasts television adaptations of top rated radio programs. RTV, while not a “development stage company” is in the early stages of development of its concept. Founded in 1998, RTV intends to create a new television network that will produce and distribute television versions of certain radio programs.

RTV has test marketed its business concept in the Pittsburgh and Chicago markets and has had agreements with some of the most successful radio personalities in the United States. RTV intends to initially broadcast its programs in the originating, local markets and via syndication and the Internet. Once several programs are established, RTV will aggregate the shows for distribution via prospective national digital and analog carriers.

EMPLOYEES

As of December 31, 2001 the Company had one (1) employee.

ITEM 2. DESCRIPTION OF PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 16, 2001 the Board of Directors and a majority of the Company’s shareholders voted to approve the merger of the Company with RTV, a reverse split of the Company’s outstanding shares on a 1 for 3 basis and to change the name of the Company. The Board of Directors, on this date, also accepted the resignation of Directors Guy T. Lindley. Robert Munson and Edward L. Reid and elected, as new Directors, Richard Wellman, T. Joseph Coleman and William H. Coleman.

                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

     MATTERS

(a)

In August 2001, Equitrade Securities Corporation (“Equitrade”), on behalf of the Company, filed a Form 211 application with the National Association Of Securities Dealers (“NASD”) to begin trading the Company’s stock on the Bulletin Board in the Over the Counter market. Equitrade received a “clearance letter” from the NASD in late December 2001 and anticipates making a market for the Company’s common stock in early 2002.

(b)

As of December 31, 2001 the approximate number of holders of record of the Company’s common stock was 367.

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

Year Ended December 31,

-----------------------------------------------------------------------

    2001           2000               1999             1998          1997

---------           -----------        -----------      ----------      -----------

Selected Operating Results:

Net sales

$35,200         $43,903           $127,992        $0                $0

Operating expenses

$130,530    $139,390             $304,739        $75,382       $0

Loss from operations

($96,185)    ($95,487)            ($176,747)      ($75,382)     $0

---------         -----------             -----------        ----------       -----------

Net loss

 ($96,185)    ($113,483)          ($222,028)      $75,382      $0

=======   ========          ========   ======   =======

Basic and diluted loss per common share:

  ($0.01)       ($0.01)                ($0.02)     ($0.01)             0

---------        -----------             -----------   ----------   -----------

                               Selected Balance Sheet Data as of December 31, 2001

2001

           2000

Current assets

$5,321            $3,773

Current liabilities

$39,200          $4,249

Total assets

$40,521           $8,360

Total liabilities

$39,200           $4,249

Accumulated deficit

 ($507,078)       ($410,893)

Stockholders' equity

$1,321             $4,111

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

     RESULTS OF OPERATIONS

The Company acquired all of the assets of RadioTV Network, Inc (“RTV”) on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. The Company intends to further develop and expand RTV and is also planning on acquiring and affiliating with other media related entities, which are presently being identified. The Company requires capital for these purposes and anticipates completing several Private Placements to raise equity capital in 2002, which the Company believes sufficient to fund its initial business plans. The RTV operational expenses for fiscal 2001 reflect revised operations from the prior years pending this funding.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

In fiscal 2001 the Company's subsidiary, RTV, reduced operational, film and exploitation expenses as it discontinued the broadcast and syndication of its principal program in anticipation of changing broadcast outlets and its merger with Sun. Sun had no continuing operations and financial results for the year reflect these changes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

In fiscal 2000 the Company's subsidiary, RTV, continued to develop its programming concept and converted its principal program into a "weekly" which resulted is less operating revenues and operational expenses for  the year. Sun had no continuing operations for the year and financial results for the year reflect these changes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is dependent upon the successful completion of several. anticipated Private Placements in 2002 to raise equity capital. The Company currently maintains minimal operating expenses and does not  anticipate expending sums to further develop its businesses until after completing the Private Placements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data are included under

Item 14(a)(l) and (2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

     ACCOUNTING AND FINANCIAL DISCLOSURE

None.

              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Richard Wellman (Chairman) has been a Director of the Company since July 16, 2001. Since 1994 Mr. Wellman has been the President and CEO of Creative Air Transport, Inc a US flag cargo carrier for the US Post Office, Federal Express Company, Lufthansa Airlines and other air cargo customers. From 1986 to 1994 Mr. Wellman was the CEO of International Airline Support Group, Inc (NASDAQ:IASG) a major airline parts business. Prior to IASG Mr. Wellman served in the US Air Force and subsequently he was a Flight Engineer and Pilot for several International airlines.

T. Joseph Coleman has been a Director of the Company since July 16, 2001. Mr. Coleman is President and CEO of the Company. Mr. Coleman was the founder and CEO of the Atlantic Entertainment Group from its inception in 1974 until it sale in 1989. Atlantic was one of the leading and largest independent producer/distributors of motion pictures in the world. Subsequent to Atlantic Mr. Coleman was the founder and Chairman of the Independent Telemedia Group (NASDAQ”INDE) a national market public company that acquired and developed emerging businesses in the entertainment sector. Since resigning as Co-Chairman of INDE, Mr. Coleman has pursued several entertainment and media related businesses.

William H. Coleman has been a Director of the Company since July 16, 2001. Mr. Coleman is the Company’s Secretary. Mr. Coleman is Trustee of the Coleman Family Trust and Chairman of the Coleman Media Group, which has interests in several media related businesses including radio syndication. Mr. Coleman is a Director and Treasurer of Egolf.com Incorporated, an online retail golf business and he has formerly held executive positions at Atlantic Entertainment Group and the Independent Telemedia Group.

ITEM 11. EXECUTIVE COMPENSATION

There are no paid executives at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

T. Joseph Coleman is an officer of a Corporation, which owns 3,617,500 shares of the Company’s common stock. William H. Coleman is a Trustee of a Trust, which controls 2,350,000 shares of the Company’s common stock.

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

(b) REPORTS ON FORM 8-K

None

(c) EXHIBITS

None.

                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 1st day of April,  2002.

SUN NETWORK GROUP, INC.

 By: T. JOSEPH COLEMAN

/S/   T. Joseph Coleman

 -----------------------

 T. Joseph Coleman

  President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures

Title

Date

/S/ T. Joseph Coleman

___________________

T. JOSEPH COLEMAN

Director, President and CEO

April 1, 2002

/S/ William H. Coleman

___________________

WILLIAM H. COLEMAN

Director and Secretary

April 1, 2002

          Index to Consolidated Financial Statements

 Page

Independent Auditors' Report

 F-1

Financial Statements:

 Consolidated Balance Sheet as of December 31, 2001

 F-2

 Consolidated Statements of Operations for the years ended

  December 31, 2001 and 2000

 F-3

 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

  F-4

 Consolidated Statements of Cash Flows for the years ended

  December 31, 2000 and 2000

 F-5

 Notes to Consolidated Financial Statements

  F-6-12

All other schedules have been omitted as the required information is inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

SUN NETWORK GROUP, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001, 2000 AND 1999

Sun Network Group, Inc. and Subsidiary

Independent Auditors’ Report

Board of Directors and Stockholders of:

Sun Network Group, Inc.

We have audited the accompanying consolidated balance sheets of Sun Network Group, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes of stockholders’ equity and cash flows for the years ended December 31, 2001, 2000 and 1999.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Sun Network Group, Inc. as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company’s accumulated deficit of $507,078 at December 31, 2001, operating losses in 2001 of $96,185, cash used in operations in 2001 of $91,617, working capital deficit of $33,879 at December 31, 2001 and the need for additional cash to fund operations over the next year raise substantial doubt about its ability to continue as a going concern.  Management’s Plan in regards to these matters is also described in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 15, 2001

Sun Network Group, Inc.

Consolidated Balance Sheets

Assets

	December 31,
	2001	2000
Current Assets
Cash	$5,321	$3,088
Accounts receivable	-	300
Prepaid expenses	-	385
Total Current Assets	5,321	3,773

Other Assets
Prepaid advertising	35,200	-
Due from officer	-	4,587
Total Other Assets	35,200	4,587

Total Assets	$40,521	$8,360

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$9,937	$4,249
Due to stockholder	29,263	-
Total Current Liabilities	39,200	4,249

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized 21,665,399 and 11,935,000 issued and outstanding, respectively	21,665	11,935
Additional paid-in capital	486,734	403,069
Accumulated deficit	(507,078)	(410,893)
Total Stockholders’ Equity	1,321	4,111

Total Liabilities and Stockholder’ Equity	$40,521	$8,360

See accompanying notes to consolidated financial statements.

Sun Network Group, Inc.

Consolidated Statements of Operations

	December 31,
	2001	2000	1999

Revenues	$35,200	$43,903	$127,992

Operating Expenses
Bad debt expense	-	-	780
Compensation	21,000	26,230	9,000
Contract labor	-	1,167	25,445
Consulting	33,395	-	-
Depreciation	-	25,795	18,214
Exploitation costs	10,329	4,252	47,187
Film costs	-	57,979	178,051
General and administrative	42,158	23,967	26,062
Professional fees	24,503	-	-
Total Operating Expenses	131,385	139,390	304,739

Loss from Operations	(96,185)	(95,487)	(176,747)

Other Expenses
Interest expense	-	17,996	11,432
Settlement expense	-	-	33,849
Total Other Expenses	-	17,996	45,281

Net Loss	$(96,185)	$(113,483)	$(222,028)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding	16,946,324	13,261,111	13,261,111

Sun Network Group, Inc. Consolidated Statement of Changes in Stockholders’ Equity Years Ended December 31, 2001, 2000 and 1999	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total

Balance, December 31, 1998	-	$-	$-	$(75,382)	$(75,382)

Stock issued to founders for cash	13,261,111	13,261	209,717	-	222,978

Net loss, 1999	-	-	-	(222,028)	(222,028)

Balance, December 31, 1999	13,261,111	$13,261	$209,717	$(297,410)	$(74,432)

Contributed capital	-	-	103,375	-	103,375

Conversion of promissory note and accrued interest to equity	-	-	204,490	-	204,490

Exchange of equity for equipment	(1,326,111)	(1,326)	(114,513)	-	(115,839)

Net loss, 2000	-	-	-	(113,483)	(113,483)

Balance, December 31, 2000	11,935,000	11,935	403,069	(410,893)	4,111

Issuance of stock for cash	898,333	898	59,102	-	60,000

Issuance of stock for services	500,000	500	32,895	-	33,395

Recapitalization	8,332,066	8,332	(8,332)	-	-

Net loss, 2001	-	-	-	(96,185)	(96,185)

Balance, December 31, 2001	21,665,399	$21,665	$486,734	$(507,078)	$1,321

See accompanying notes to consolidated financial statements.

Sun Network Group, Inc.

Consolidated Statements of Cash Flows

	2001	2000	1999
Cash Flows from Operating Activities:
Net loss	$(96,185)	$(113,483)	$(222,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	25,795	18,214
Stock based consulting expense	33,395	-	-
Barter revenue	(35,200)	-	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	300	2,700	(3,000)
Prepaid expenses	385	904	(1,290)
Increase (decrease) in:
Accounts payable	5,688	(7,999)	12,248
Net Cash Used in Operating Activities	(91,617)	(92,083)	(195,856)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(4,846)	(155,001)
(Loan to) repayment from officer	4,587	(4,587)	-
Net Cash Provided by (Used in) Investing Activities	4,587	(9,433)	(155,001)

Cash Flows from Financing Activities
Loan proceeds from officer	29,263	-	129,108
Proceeds from sale of common stock	60,000	103,375	222,978
Net Cash Provided by Financing Activities	89,263	103,375	352,086

Net increase in cash	2,233	1,859	1,229

Cash at beginning of year	3,088	1,229	-

Cash at End of Year	$5,231	$3,088	$1,229

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 2000, a stockholder surrendered its entire interest in exchange for all equipment owned by the Company with a net book value of $115,839.

During 2000, stockholders contributed advances and related accrued interest totaling $204,409 to stockholders’ equity.

See accompanying notes to consolidated financial statements.

Note 1   Nature of Operations and Summary of Significant Accounting Policies

(A) Nature of Operations, Organization, and Reorganizations

Sun Network Group, Inc., formerly known as Sun Express Group, Inc. (the “Company”), was incorporated under the laws of Florida on May 9, 1990 and was inactive in the last several years.

On July 17, 2001, RadioTV Network, Inc., was merged into Sun Express Merger Corp., a subsidiary of Sun Express Group, Inc.  The transaction was accounted for as a recapitalization of Radio TV Network, Inc.  Radio TV Network, LLC, the predecessor to Radio TV Network, Inc., had an inception year of 1998 and acted as a Defacto company until its formation in 1999.  Effective on January 1, 2001, RadioTV Network, LLC sold its assets and certain liabilities to a newly formed corporation, RadioTV Network, Inc., under common control of the remaining two members of the LLC.  The transaction was treated as a recapitalization of Radio TV Network, LLC.

Pursuant to the merger into Sun Express Merger Corp. discussed above, all shares of RadioTV Network, Inc. were exchanged for 13,333,333 shares or 61.57% of Sun Express Group, Inc.  In accordance with APB 16, the transaction was accounted for as a recapitalization of RadioTV Network, Inc. at historical cost and the historical results of operations in the accompanying consolidated financial statements are those of RadioTV Network, Inc, and its predecessor Radio TV Network, LLC, with the operations of Sun Express Group, Inc., included from the July 17, 2001.  Sun Express Group, Inc. then changed its name to Sun Network Group, Inc.  Concurrent with the merger, on July 17, 2001, the Company authorized a 1-for-3 reverse split of its outstanding common stock.

All amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the recapitalizations and the reverse stock split.  In addition, for comparative purposes, for transactions, which occurred during the period the Company was an LLC, the members are referred to in the accompanying consolidated financial statements as stockholders.

Sun Network Group, Inc. acts as a holding company for Radio TV Network, Inc.  Radio TV Network, Inc. produces and broadcasts television versions of top rated radio programs.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Sun Network Group, Inc. and its wholly-owned subsidiary, Radio TV Network, Inc.  All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period.  Actual results may differ from these estimates.

(D) Cash Equivalents

For the purpose of the consolidated cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable.  If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.

(F) Revenue Recognition

The Company accounts for revenues in accordance with the AICPA Accounting Standards Executive Committee Statement of Position No. 00-2, “Accounting by Producers or Distributors of Films” (“SOP 00-2”).

The Company generally produces episodic television series and generates revenues from the sale of broadcast licenses.  The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

The Company recognizes monetary revenues when evidence of a sale or licensing arrangement exists, the license period has begun, delivery of the film to the licensee has occurred or the film is available for immediate and unconditional delivery, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.  The Company recognizes only the net revenue due to the Company pursuant to the formulas or amounts stipulated in the customer contracts.

The Company recognizes revenues from barter arrangements in accordance with the Accounting Principles Board Opinion No. 29 “Accounting for Non-Monetary Exchanges,” (“APB 29”) as interpreted by EITF No. 93-11 “Accounting for Barter Transactions Involving Barter Credits.”  In general, APB 29 and it related interpretation require barter revenue to be recorded at the fair market value of what is received or what is surrendered, whichever is more clearly evident.

(G) Costs and Expenses of Producing Films

The Company accounts for costs and expenses of producing a film and bringing that film to market in accordance with SOP 00-2 as follows:

Film costs include all direct negative costs incurred in the production of a film as well as allocations of production overhead and capitalized interest costs.  Film costs are capitalized and amortized as the Company recognizes revenue from each episode.  If reliable estimates of secondary market revenue are established, any subsequent costs are capitalized and amortized using the individual-film-forecast method, which amortizes costs in the same ratio as current revenues bears to estimated unrecognized ultimate revenues.

Participation costs which consist of contingent payments based on film financial results or based on other contractual arrangements, are expensed and accrued, when a film is released, using the individual-film-forecast method, if the obligation is probable.

Exploitation costs include advertising, marketing, and other exploitation costs.  Advertising costs are accounted for in accordance with SOP 93-7, “Reporting on Advertising Costs.”  All other exploitation costs, including marketing costs, are expensed as incurred.

(H) Income Taxes

During 2000 and 1999, the Company was structured as a limited liability company and elected to be taxed as a partnership under the Internal Revenue Code.  In lieu of paying corporate income taxes, the members were taxed individually on their proportionate share of the Company’s taxable income.  Therefore, no provisions or liability for income taxes during 2000 and 1999 has been included in the accompanying consolidated financial statements.

Starting from January 1, 2001, income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS 109”).”  Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(I) Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period.  Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  At December 31, 2001, there were no common stock equivalents outstanding, which may dilute future earnings per share.

(J) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value.  For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company’s short-term financial instruments, including accounts payable and due to officer, approximate fair value due to the relatively short period to maturity for these instruments.

(K) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

Statement No. 141 “Business Combinations” establishes revised standards for accounting for business combinations.  Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination.  This statement is effective for business combinations initiated on or after July 1, 2001.  The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 142 “Goodwill and Other Intangible Assets” provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition.  Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method.  Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs.  This statement is effective for all fiscal years beginning after December 15, 2001.  The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company’s financial position, results of operations or liquidity.

Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” supercedes Statement No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS 121”).  Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance.  SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions.  SFAS 144 also supercedes the provisions of APB 30, “Reporting the Results of Operations,” pertaining to discontinued operations.  Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary.  This statement is effective for all fiscal years beginning after December 15, 2001.  The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company’s financial position, results of operations or liquidity.

Note 2   Film Costs and Exploitation Costs

As of December 31, 2001, there were no capitalized film costs.  Film costs expensed during the year 2000 and 1999 were $57,979 and $178,051, respectively.  There were no film costs incurred during 2001.

There were no advertising costs expensed and included in exploitation costs during 2001, 2000 and 1999.  Other exploitation costs totaled $10,329, $4,252 and $47,187 during 2001, 2000 and 1999, respectively.

Note 3   Due to Stockholder

Amounts due to stockholder are non-interest bearing open advances with no stated due dates.

Note 4   Stockholders’ Equity

On January 1, 2000, a stockholder converted a promissory note of $200,000 plus accrued interest to contributed capital.  The note had been executed in July 1999 to account for equipment with original cash basis of $155,003 and advances of $44, 997 provided to the Company.

On December 31, 2000, the stockholder who previously converted the note discussed above surrendered its entire 10% equity interest in the Company in exchange for the equipment, which at that time had net book value of $115,839.  This transaction was considered a related party transaction and accordingly equity was reduced by $115,839 and no gain or loss was recognized.

In February 2001, the Company issued, after its reorganization into a corporation, 898,333 common shares to an investor for $60,000 and 500,000 common shares to a service provider valued at the contemporaneous cash offering price of $0.0668 per share or $33,395, The shares for services was recorded as a consulting expense for past services rendered.

On July 17, 2001, 8,332,066, common shares were deemed issued in a recapitalization transaction.  (See Note 1(A))

Note 5   Revenues

In May 2001, the Company settled some disputes with a customer licensee by accepting barter advertising time valued at its estimated fair market value of $35,200.

The Company recorded the advertising time as revenues at the settlement date and an asset to be amortized on a usage basis.  Through December 31, 2001, none of the advertising time had been used.

Note 6   Income Taxes

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations due to the Company’s net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2001 (computed by applying the blended U.S. Federal Corporate tax rate of 35 percent to income before taxes) as follows:

2001
Computed “expected” tax expense (benefit)	$33,665
Established deferred tax asset valuation allowance	33,665
$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

Deferred tax assets:	2001
Net operating loss carryforward	$33,665
Total Gross Deferred Assets	33,665
Less valuation allowance	(33,665)
Net Deferred Tax Asset	$-

At December 31, 2001, the Company had useable net operating loss carryforwards of approximately $96,185 for income tax purposes, available to offset future taxable income expiring in 2021.

There was no valuation allowance at January 1, 2001.  The net change in the valuation allowance during the year ended December 31, 2001 was an increase of $33,665.

Note 7   Concentrations

During 2001, one customer provided 100% of the revenue, which was all barter revenue (See Note 4).  During 2000, two customers provided 55% and 42% of the revenues, respectively.  During 1999, one customer provided 62% of the revenues and an affiliate of a stockholder provided 33% of revenues.

Note 8   Segment Information

The Company has a single reportable segment.  All revenues as of December 31, 2001, 2000 and 1999 are derived from customers in the United States of America.

Note 9   Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $507,078 at December 31, 2001, operating losses in 2001 of $96,185; cash used in operations in 2001 of $91,617, a working capital deficit of $33,879 at December 31, 2001 and needs additional cash to fund operations over the next year.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds, further implement its business plan and generate revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is in process of seeking additional financing.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.