Form 10-Q
period 2002-03-31
SUN NETWORK GROUP INC
filed 2002-05-16
CIK 878802

OMB APPROVAL

OMB Number: 3235-0070 Expires: April 30, 2003 Estimated average burden hours per response . . 34.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File Number: ____________33-42498

SUN NETWORK GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA

65-024624

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

1515 University Drive, Suite 111-C, Coral Springs, FL

33065

(Address of principal executive offices)

(Zip Code)

(954) 360-4080

(Registrant's telephone number, including area code)

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
          X Yes

No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
         Yes

No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK – 21,848,487 shares outstanding as of March 31, 2002.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Financial Statements for the quarter ending March 31, 2002 are attached hereto as Exhibit F.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company acquired all of the assets of RadioTV Network, Inc (“RTV”) on July 16, 2001 in a transaction treated as a recapitilization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. The Company intends to further develop and expand RTV and is also planning on acquiring and affiliating with other media related entities, which are presently being identified. The Company requires capital for these purposes and anticipates completing several Private Placements of its stock to raise equity capital in 2002. The Company completed its first Private Placement in March 2002 resulting in new capital of $82,390 and anticipates completing several additional ones this year. The Company believes that if it successfully completes the Private Placements they will be sufficient to fund its initial business plans. The RTV operational expenses for the 1st Quarter 2002 reflect minimal operating expenses pending funding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

NONE.

Item 2.

Changes in Securities and Use of Proceeds.

On March 28, 2002 the Company entered into a Subscription Agreement with an Investor who purchased 183, 088 restricted shares of the Company’s common stock at $.45 per share resulting in $82,390 in proceeds to the Company. The proceeds shall be used for general corporate purposes.

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

SUN EXPRESS GROUP, INC.

(Registrant)

Date: May 15, 2002

T. JOSEPH COLEMAN

___________________________________

T. JOSEPH COLEMAN,

PRESIDENT, DIRECTOR AND CEO

Date

May 15, 2002

WILLIAM H. COLEMAN

___________________________________

WILLIAM H. COLEMAN,SECRETARY AND DIRECTOR

#

Sun Network Group, Inc.

and Subsidiary

Consolidated Financial Statements

March 31, 2002

#

Sun Network Group, Inc.

and Subsidiary

Sun Network Group, Inc. and Subsidiary

Consolidated Balance Sheets

Assets
	March 31, 2002 (Unaudited)	December 31, 2001
Current Assets
Cash	$82,766	$5,321
Total Current Assets	82,766	5,321

Other Assets
Prepaid advertising	35,200	35,200
Total Other Assets	35,200	35,200

Total Assets	$117,966	$40,521

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,186	$9,937
Due to stockholders’	40,607	29,263
Total Current Liabilities	46,793	39,200

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,848,487 and 21,665,399 issued and outstanding, respectively	21,848	21,665
Additional paid-in capital	568,941	486,734
Accumulated deficit	(519,616)	(507,078)
Total Stockholders’ Equity	71,173	1,321

Total Liabilities and Stockholders’ Equity	$117,966	$40,521

#

See accompanying notes to consolidated financial statements

Sun Network Group, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Expenses
Compensation	$-	$8,000
Consulting	-	33,395
General and administrative	10,988	10,082
Professional fees	1,550	11,500
Total Operating Expenses	12,538	62,977

Loss from Operations	(12,538)	(62,977)

Net Loss	$(12,538)	$(62,977)

Net Loss Per Share – Basic and Diluted	$-	$(0.01)

Weighted Average Shares Outstanding – Basic and Diluted	21,671,571	12,525,407

Sun Network Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(12,538)	$(62,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	-	301
Increase (decrease) in:
Accounts payable	(3,751)	-
Total Adjustments	(3,751)	301
Net Cash Used in Operating Activities	(16,289)	(62,676)

Cash Flows from Financing Activities:
Equity proceeds from stockholders	82,390	93,395
Loan proceeds from stockholders	11,344	-
Net Cash Provided by Financing Activities	93,734	93,395

Net Increase in Cash	77,445	30,719

Cash at Beginning of Period	5,321	3,088

Cash at End of Period	$82,766	$33,806

Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements of Sun Network Group, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of RadioTV Network, LLC for the years ended December 31, 2001, 2000 and 1999 included in the Current Report on Form 8-K on Sun Express Group, Inc.  (See Note 2)

Note 2   Common Stock Issuances

In March 2002, the Company issued 183,088 common shares to an investor for $82,390.

Note 3   Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $519,616 through March 31, 2002, operating losses for the three months ended March 31, 2002 of $12,538 and cash used in operations for the three months ended March 31, 2002 of $16,289.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is currently seeking additional financing.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.