Form 10-Q
period 2002-06-30
SUN NETWORK GROUP INC
filed 2002-08-14
CIK 878802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission File Number: 33-42498

SUN NETWORK GROUP, INC.

(Exact name of registrant as specified in its charter)

FLORIDA

   65-024624

(State or other jurisdiction of incorporation or organization)

 (I.R.S. Employer Identification No.)

1440 Coral Ridge Drive, # 140

Coral Springs, FL 330771

(954) 360-4080

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

1515 University Drive

Suite 111-C

Coral Springs, Florida*33065

(561) 662-4928

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

          X Yes

No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCYPROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

COMMON STOCK - 21,848,487 shares outstanding as of June 30, 2002.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Financial Statements for the quarter ending June 30, 2002 are attached hereto as Exhibit F.
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

On June 27, 2002 the Company entered into agreement with four (4) institutional investors to provide the Company $750,000 in capital through a Secured Convertible Debenture Offering (“Debenture”). The Company has filed a SB-2 Registration Statement in connection with the Debenture and anticipates receiving the full funding from the Debenture by the 4th Quarter 2002. As of June 30, 2002 the Company had received $250,000 of the Debenture financing.

On June 28, 2002 the Company entered into an Option Agreement and Plan of Merger (“Agreement”) to acquire all of the assets of Live Media Enterprises, Inc (“Live”), a west coast based independent producer of consumer lifestyle events. The Company has agreed to loan Live $50,000, pending the completion of the acquisition and, as currently contemplated in the Agreement, the Company will issue 8,000,000 shares of its common stock to acquire Live in a transaction expected to close by the 4th Quarter 2002. In addition, Live shareholders will be granted 4,100,000 warrants for the Company’s common shares exercisable as stipulated at strike prices and terms, favorable to the Company, to be determined.

The Company intends to use the net proceeds from the Debenture to develop, operate and expand the businesses of RTV and Live and to continue to seek other opportunities for the Company. The Company believes that if it successfully completes the Debenture, on a timely basis, it will have sufficient capital to operate in the near-term. The Company will, however, continue to seek additional capital to fund further development, expansion and operation of its businesses. The Debenture and acquisition of Live will result in significant shareholder dilution upon the completion of the acquisition and conversion of the Debenture.

The Company had no revenues in the 2nd Quarter as it continued to focus on raising capital. The Company had a net loss of $81,263 in the Quarter compared with $25,805 in the prior Quarter. The increase is principally due to a reserve for accrued compensation under an employment agreement, extraordinary professional fees of filing the Form SB-2, certain costs to negotiate, document and facilitate the Debenture which were not included as Offering costs and an officer’s trip to Europe.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company and its Chief Executive Officer have been named in a lawsuit filed in the Southern District of Florida captioned Florida Securities Funding Partnership v. Sun Network Group, Inc et al, case no. 02-80360 in connection with a stock purchase of Company shares from a third party. The Partnership alleges that the Company was involved in a conspiracy with an outside shareholder to sell shares at an unfavorable price to the Partnership. No damages have been specified or claimed. The Company has filed a motion to dismiss the claims and believe the lawsuit is without merit and frivolous.

Item 2.

Changes in Securities and Use of Proceeds.

On June 27, 2002 the Company entered into agreement with four (4) institutional investors for $750,000 in Secured Convertible Debentures and 750,000 warrants. The Company has filed a Form SB-2 Registration Statement with the SEC describing the details of this transaction, which, upon conversion, will result in substantial dilution to current Company shareholders. The Company shall use any proceeds derived from the Debenture or sale of warrants for general operating purposes.

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

SUN EXPRESS GROUP, INC.

(Registrant)

Date: August 13, 2002

T. JOSEPH COLEMAN

___________________________________

T. JOSEPH COLEMAN,

PRESIDENT, DIRECTOR AND CEO

Date

August 13, 2002

WILLIAM H. COLEMAN

___________________________________

WILLIAM H. COLEMAN,SECRETARY AND DIRECTOR

Sun Network Group, Inc.

and Subsidiary

Consolidated Financial Statements

June 30, 2002

Sun Network Group, Inc.

and Subsidiary

Contents

Page(s)
Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3

Notes to Consolidated Financial Statements	4 - 6

Sun Network Group, Inc. and Subsidiary

Consolidated Balance Sheets

Assets
	June 30, 2002 (Unaudited)	December 31, 2001
Current Assets
Cash	$224,070	$5,321
Total Current Assets	224,070	5,321

Other Assets
Prepaid advertising	35,200	35,200
Deferred debt issuance cost	134,100	-
Total Other Assets	169,300	35,200

Total Assets	$393,370	$40,521

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$11,518	$9,937
Accrued compensation	37,500	-
Due to stockholders’	20,442	29,263
Total Current Liabilities	69,460	39,200

Long Term Liabilities
Convertible debenture, net of discount	240,570	-

Total Liabilities	310,030	39,200

Stockholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 21,848,487 and 21,665,399 issued and outstanding, respectively	21,848	21,665
Common stock issuable (300,000 shares)	300	-
Additional paid-in capital	662,071	486,734
Accumulated deficit	(600,879)	(507,078)
Total Stockholders’ Equity	83,340	1,321

Total Liabilities and Stockholders’ Equity	$393,370	$40,521

1

See accompanying notes to consolidated financial statements.

Sun Network Group, Inc. and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$-	$-	$-	$35,200

Operating Expenses
Compensation	37,500	13,000	37,500	21,000
Consulting	-	-	-	33,395
General and administrative	26,689	17,217	37,677	27,299
Professional fees	17,074	8,588	18,624	20,088
Total Operating Expenses	81,263	38,805	93,801	101,782

Loss from Operations	(81,263)	(38,805)	(93,801)	(66,582)

Net Loss	$(81,263)	$(38,805)	$(93,801)	$(66,582)

Net Loss Per Share - Basic and Diluted	$-	$-	$-	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	22,045,190	13,333,333	21,860,456	12,931,602

2

See accompanying notes to consolidated financial statements.

Sun Network Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(93,801)	$(66,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Barter revenue	-	(35,200)
Stock for services	-	33,395
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	-	300
Increase (decrease) in:
Accounts payable	1,581	4,283
Accrued compensation	37,500	-
Total Adjustments	39,081	2,778
Net Cash Used in Operating Activities	(54,720)	(63,804)

Cash Flows from Financing Activities:
Cash overdraft	-	716
Proceeds from sale of common stock	82,390	60,000
Loan proceeds from stockholder	20,442	-
Proceeds from convertible debt	250,000	-
Deferred debt issuance cost	(50,100)	-
Repayment of loans from stockholder	(29,263)	-
Net Cash Provided by Financing Activities	273,469	60,716

Net Increase in Cash	218,749	(3,088)

Cash at Beginning of Period	5,321	3,088

Cash at End of Period	$224,070	$-

3

See accompanying notes to consolidated financial statements.

Note 1   Basis of Presentation

The accompanying unaudited consolidated financial statements of Sun Network Group, Inc. and Subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

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

Note 2   Convertible Debenture and Warrants

On June 27, 2002, the Company entered into a Securities Purchase Agreement to issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company.  The Company is permitted to use the proceeds to make one or more loans for a legitimate business purpose, which such loans, in the aggregate, may not exceed $100,000.  As of June 27, 2002, $250,000 in convertible debentures were issued to various parties.  The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price.  The conversion price generally is the lesser of the (a) 50% of the market value of the common stock as defined in the debenture or (b) 15%.  Interest is payable either quarterly or at the conversion date at the option of the holder.  The debentures mature on June 27, 2003.

In connection with the funding, $50,100 was paid to outside parties in cash for services pertaining to the issuances of the debentures and 300,000 shares of common stock are issuable to an outside party for their service related to the issuance.  These amounts were treated as deferred debt issuance costs and will be amortized over the life of the loans.

In conjunction with the debentures issued, warrants to purchase 250,000 common shares were issued to the holders at an exercise price per share of $0.15.  The warrants are exercisable immediately and through the maturity date of the debentures.  These warrants were treated as a discount on the debenture valued using the Black-Sholes option pricing model.  The discount will be amortized over the life of the loans starting on July 1, 2002.  The debenture liability is as follows at June 30, 2002:

Convertible debenture	$250,000
Less: discount on debenture	(9,430)
Convertible debenture, net	$240,570

Note 3   Commitment and Contingencies

The Company and its Chief Executive Officer have been named in a lawsuit filed in the Southern District Court of Florida.  The Company is defending itself and has filed a motion to dismiss the matter.  The lawsuit alleges the Company and its chief executive officer conspired to lower the Company’s share price after a third party shareholder of the Company sold a block of his shares to a Florida securities partnership.  The Company is not a party to any other litigation and Management has no knowledge of any other threatening or pending litigation.

Note 4   Common Stock Issuances

In March 2002, the Company issued 183,088 common shares to an investor for $82,390.

During April through June 2002, the Company committed to issue 300,000 common shares in consideration of consulting services performed during the period relating to the convertible debentures (see Note 2).  The term of the agreement is three months, commencing April 1, 2002.  The consulting services were determined to be offering costs for facilitating the convertible debenture.  The offering costs of $84,000 have been included in the deferred debt issuances cost asset and will be amortized over the life of the debenture.  The amount of $84,000 was computed based on the trading price of the common stock on each date the shares were earned.

Note 5   Option Agreement and Plan of Merger

An Option Agreement and Plan of Merger (the “Agreement”) between the Company and Live Media Enterprises (“Live”) was entered into as of June 28, 2002.  Live granted the Company the exclusive option to acquire Live and merge the Live into the Company upon executing of a formal Agreement for a six month period from June 28, 2002.  The Company shall acquire all capital stock or assets of Live that will result in a tax-free combination of Live and the Company with Live being operated as a wholly-owned subsidiary of the Company.

In consideration for the Agreement, the Company shall issue and pay to Live shareholders an aggregate of 8,000,000 shares of the Company’s common stock.  Additionally, the Company will agree to loan Live up to $50,000 to process its business and will be payable per terms of a promissory note.

In addition, Live shareholders will be granted 4,100,000 warrants for the Company’s common shares exercisable as stipulated at strike prices and terms, favorable to the Company, to be determined.

Note 6   Going Concern

Reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $600,879 through June 30, 2002, operating losses for the six months ended June 30, 2002 of $93,801 and cash used in operations for the six months ended June 30, 2002 of $54,720.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan and generate revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed in Note 3, the Company received $250,000 in funding and a commitment for an additional $500,000.  Management is currently seeking additional funding and acquisitions.  Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.