Form 10-K/A
period 2001-12-31
SUN NETWORK GROUP INC
filed 2002-11-08
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001    Commission File Number - 33-42498

                             SUN NETWORK GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                      65-024624
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

1515 University Drive, Suite 111-C, Coral Springs, FL          33065
-----------------------------------------------------        ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (954) 360-4080
                                                     -------------

Securities registered pursuant to Section 12 (b) of the Act:   None.
                                                               -----

Securities registered pursuant to Section 12 (g) of the Act: Common Stock.
                                                             -------------

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

                                Explanatory Note

        The purpose of this amendment to the company's annual report on Form 10-K is to reflect changes and provide information related to the restatement described below.

        The accompanying consolidated financial statements for the period ended December 31, 2001, has been restated to reflect the recently discovered fact that subsequent to the issuance of the Company's fiscal 2001 consolidated financial statements management became aware that those consolidated financial statements did not include $68,750 of accrued compensation expense pursuant to a July 16, 2001 employment agreement with the Company's chief executive officer. The inclusion of this item in the revised consolidated financial statements has the effect of increasing current liabilities by $68,750 and increasing net loss by $68,750. Net loss per share, basic and diluted did not change.

        For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the company has amended and restated in its entirety each item of the 2001 Form 10-K that has been affected by the restatement. In order to preserve the nature and character of the disclosures as of April 1, 2002, the date on which the Form 10-K for the period ended December 31, 2001 was originally filed, no attempt has been made in this Form-10K/A to modify or update such disclosures except as required to reflect the effects of the restatement.


                                     PART I

ITEM 1. BUSINESS

(a) DEVELOPMENT OF BUSINESS

(a) Sun Network Group, Inc., formerly Sun Express Group, Inc (the "Company") was formed in 1992 and owned and operated Destination Sun Airlines. In 1994 the Company sold its Airline assets to Air Tran Holdings, Inc and the Company's executives were constrained under non-compete agreements until September 2000.

After an extensive search for appropriate businesses, on July 16, 2001 the Company acquired all of the assets of the RadioTV Network, Inc ("RTV"), as more fully described herein, by means of a merger with its wholly owned subsidiary, Sun Merger Corp, which RTV is the surviving entity and which will be operated as a wholly owned subsidiary. RTV shareholders received 13,333,333 shares of the Company common stock, in the exchange, which resulted in a change of control of the Company. Shareholders holding 5% or more of the Company are Alchemy Media, LLC (28%), RTV Media Corp (17%) and the Coleman Family Trust (11%).

(b) FINANCIAL INFORMATION AB0UT OPERATING SEGMENTS

Information about the Company's operating segments is included in the Notes to the Consolidated Financial Statements at Item 14.

(c) NARRATIVE DESCRIPTION OF BUSINESS

RTV is a new television network that produces and broadcasts television adaptations of top rated radio programs. RTV, while not a "development stage company" is in the early stages of development of its concept. Founded in 1998, RTV intends to create a new television network that will produce and distribute television versions of certain radio programs.

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

None.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 16, 2001 the Board of Directors and a majority of the Company's shareholders voted to approve the merger of the Company with RTV, a reverse split of the Company's outstanding shares on a 1 for 3 basis and to change the name of the Company. The Board of Directors, on this date, also accepted the resignation of Directors Guy T. Lindley. Robert Munson and Edward L. Reid and elected, as new Directors, Richard Wellman, T. Joseph Coleman and William H. Coleman.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

(a) In August 2001, Equitrade Securities Corporation ("Equitrade"), on behalf of the Company, filed a Form 211 application with the National Association Of Securities Dealers ("NASD") to begin trading the Company's stock on the Bulletin Board in the Over the Counter market. Equitrade received a "clearance letter" from the NASD in late December 2001 and anticipates making a market for the Company's common stock in early 2002.

(b) As of December 31, 2001 the approximate number of holders of record of the Company's common stock was 367.

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


                                       Year Ended December 31,
                       ------------------------------------------------------
                         2001       2000        1999        1998       1997
                       --------   ---------   ---------   --------   --------
Selected Operating Results:

Net sales                    $0     $43,903    $127,992         $0         $0

Operating expenses     $200,135    $139,390    $304,739    $75,382         $0

Settlement Income      $ 35,200          $0          $0         $0         $0

Loss from operations  ($200,135)   ($95,487)  ($176,747)  ($75,382)        $0
                       --------   ---------   ---------   --------   --------
Net loss              ($164,935)  ($113,483)  ($222,028)   $75,382         $0
                       ========   =========   =========   ========   ========
Basic and diluted loss
 per common share:       ($0.01)     ($0.01)     ($0.02)    ($0.01)        $0
                       --------   ---------   ---------   --------   --------
Net loss                     $0          $0          $0         $0         $0
                       ========   =========   =========   ========   ========


Selected Balance Sheet Data as of December 31, 2001

                         2001        2000
                      ---------   ---------
Current assets           $5,321      $3,773

Current liabilities    $107,950      $4,249

Total assets            $40,521      $8,360

Total liabilities      $107,950      $4,249

Accumulated deficit   ($575,828)  ($410,893)

Stockholders' equity    $67,429      $4,111

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. The Company intends to further develop and expand RTV and is also planning on acquiring and affiliating with other media related entities, which are presently being identified. The Company requires capital for these purposes and anticipates completing several Private Placements to raise equity capital in 2002, which the Company believes sufficient to fund its initial business plans. The RTV operational expenses for fiscal 2001 reflect revised operations from the prior years pending this funding.

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

T. Joseph Coleman has been a Director of the Company since July 16, 2001. Mr. Coleman is President and CEO of the Company. Mr. Coleman was the founder and CEO of the Atlantic Entertainment Group from its inception in 1974 until it sale in 1989. Atlantic was one of the leading and largest independent producer/distributors of motion pictures in the world. Subsequent to Atlantic Mr. Coleman was the founder and Chairman of the Independent Telemedia Group (NASDAQ"INDE) a national market public company that acquired and developed emerging businesses in the entertainment sector. Since resigning as Co-Chairman of INDE, Mr. Coleman has pursued several entertainment and media related businesses.

William H. Coleman has been a Director of the Company since July 16, 2001. Mr. Coleman is the Company's Secretary. Mr. Coleman is Trustee of the Coleman Family Trust and Chairman of the Coleman Media Group, which has interests in several media related businesses including radio syndication. Mr. Coleman is a Director and Treasurer of Egolf.com Incorporated, an online retail golf business and he has formerly held executive positions at Atlantic Entertainment Group and the Independent Telemedia Group.


ITEM 11. EXECUTIVE COMPENSATION


Compensation to T. Joseph Coleman is accrued at an annual rate of $150,000 since July 16, 2001 pursuant to an employment agreement resulting in compensation expense of $68,750. Prior to July 16, 2001 compensation paid was $33,018.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

T. Joseph Coleman is an officer of a Corporation, which owns 3,617,500 shares of the Company's common stock. William H. Coleman is a Trustee of a Trust, which controls 2,350,000 shares of the Company's common stock.

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

(b) REPORTS ON FORM 8-K

None

(c) EXHIBITS

None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 8th day of November, 2002.


                               SUN NETWORK GROUP, INC.


                               By: /s/ T. Joseph Coleman
                               -------------------------
                               T. Joseph Coleman
                               President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signatures                 Title                               Date


/s/ T. Joseph Coleman      Director, President and CEO         November 8, 2002

/s/ William H. Coleman     Director and Secretary              November 8, 2002

                   Index to Consolidated Financial Statements

                                                                            Page

Independent Auditors' Report ............................................... F-2

Financial Statements:

 Consolidated Balance Sheet as of December 31, 2001 ........................ F-3

 Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000 ............................................... F-4

 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 ......................................... F-5

 Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 2000 ............................................... F-6

 Notes to Consolidated Financial Statements ................................ F-7

All other schedules have been omitted as the required information is inapplicable or the information required is presented in the consolidated financial statements or the notes thereto.

                          Independent Auditors' Report


Board of Directors and Stockholders of:
Sun Network Group, Inc.

We have audited the accompanying consolidated balance sheets of Sun Network Group, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes of stockholders' equity (deficiency) and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Sun Network Group, Inc. and Subsidiary as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 12, subsequent to the issuance of the Company's 2001 consolidated financial statements and our report thereon dated March 15, 2002, we became aware that those consolidated financial statements did not reflect certain accrued compensation and related compensation expense. In our related report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raised doubt about the Company's ability to continue as a going concern. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raised doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's accumulated deficit of $575,828 at December 31, 2001, net losses in 2001 of $164,935, cash used in operations in 2001 of $91,617, working capital deficit of $102,629 at December 31, 2001 and the need for additional cash to fund operations over the next year raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2002 (except for Note 12 as to which
                the date is September 2, 2002)

                     Sun Network Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                     Assets
                                                              December 31,
                                                             2001       2000
                                                          ---------   ---------
                                                          Restated
                                                          (Note 12)
                                                          ---------
Current Assets
Cash ...................................................  $   5,321   $   3,088
Accounts receivable ....................................        -           300
Prepaid expenses .......................................        -           385
                                                          ---------   ---------
Total Current Assets ...................................      5,321       3,773
                                                          ---------   ---------

Other Assets
Prepaid advertising ....................................     35,200         -
Due from officer .......................................        -         4,587
                                                          ---------   ---------
Total Other Assets .....................................     35,200       4,587
                                                          ---------   ---------

Total Assets ...........................................  $  40,521   $   8,360
                                                          =========   =========

                Liabilities and Stockholders Equity (Deficiency)

Current Liabilities
Accounts payable .......................................  $   9,937   $   4,249
Accrued compensation, related party ....................     68,750         -
Due to stockholder/officer .............................     29,263         -
                                                          ---------   ---------
Total Current Liabilities ..............................    107,950       4,249
                                                          ---------   ---------

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value,
   100,000,000 shares authorized 21,665,399 and
   11,935,000 issued and outstanding, respectively .....     21,665      11,935
Additional paid-in capital .............................    486,734     403,069
Accumulated deficit ....................................   (575,828)   (410,893)
                                                          ---------   ---------
Total Stockholders' Equity (Deficiency) ................    (67,429)      4,111
                                                          ---------   ---------

Total Liabilities and Stockholder' Equity (Deficiency) .  $  40,521   $   8,360
                                                          =========   =========

           See accompanying notes to consolidated financial statements

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Operations


                                                     December 31,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
                                         Restated
                                         (Note 12)
                                       ------------

Revenues ............................. $        -    $     43,903  $    127,992
                                       ------------  ------------  ------------

Operating Expenses
Bad debt expense .....................          -             -             780
Compensation .........................      101,768        26,230         9,000
Contract labor .......................          -           1,167        25,445
Consulting ...........................       33,395           -             -
Depreciation .........................          -          25,795        18,214
Exploitation costs ...................       10,329         4,252        47,187
Film costs ...........................          -          57,979       178,051
General and administrative ...........       30,140        23,967        26,062
Professional fees ....................       24,503           -             -
                                       ------------  ------------  ------------
Total Operating Expenses .............      200,135       139,390       304,739
                                       ------------  ------------  ------------

Loss from Operations .................     (200,135)      (95,487)     (176,747)

Other Income (Expenses)
Settlement income ....................       35,200           -             -
Interest expense .....................          -         (17,996)      (11,432)
Settlement expense ...................          -             -         (33,849)
                                       ------------  ------------  ------------
Total Other Income (Expenses) ........       35,200       (17,996)      (45,281)
                                       ------------  ------------  ------------

Net Loss ............................. $   (164,935) $   (113,483) $   (222,028)
                                       ============  ============  ============

Net loss per share - basic and diluted $      (0.01) $      (0.01) $      (0.02)
                                       ============  ============  ============

Weighted average shares outstanding ..   16,946,324    13,261,111    13,261,111
                                       ============  ============  ============

           See accompanying notes to consolidated financial statements

                                        Sun Network Group, Inc. and Subsidiary
                        Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                     Years Ended December 31, 2001, 2000 and 1999



                                                 Common Stock             Additional      Accumulated
                                            Shares           Amount     Paid-In Capital     Deficit          Total
                                          -----------     -----------     -----------     -----------     -----------
Balance, December 31, 1998 ...........            -       $               $       -       $   (75,382)    $   (75,382)

Stock issued to founders for cash ....     13,261,111          13,261         209,717             -           222,978

Net loss, 1999 .......................            -               -               -          (222,028)       (222,028)
                                          -----------     -----------     -----------     -----------     -----------

Balance, December 31, 1999 ...........     13,261,111     $    13,261     $   209,717     $  (297,410)    $   (74,432)

Contributed capital ..................            -               -           103,375             -           103,375

Conversion of promissory note and
  accrued interest to equity .........            -               -           204,490             -           204,490

Exchange of equity for equipment .....     (1,326,111)         (1,326)       (114,513)            -          (115,839)

Net loss, 2000 .......................            -               -               -          (113,483)       (113,483)
                                          -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2000 ...........     11,935,000          11,935         403,069        (410,893)          4,111

Issuance of stock for cash ...........        898,333             898          59,102             -            60,000

Issuance of stock for services .......        500,000             500          32,895             -            33,395

Recapitalization .....................      8,332,066           8,332          (8,332)            -               -

Net loss, 2001, as previously reported            -               -               -           (96,185)        (96,185)

Effect of restatement (Note 12) ......            -               -               -           (68,750)        (68,750)
                                          -----------     -----------     -----------     -----------     -----------

Balance, December 31, 2001 ...........     21,665,399     $    21,665     $   486,734     $  (575,828)    $   (67,429)
                                          ===========     ===========     ===========     ===========     ===========

                              See accompanying notes to consolidated financial statements

                                                          F-5

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                  2001       2000       1999
                                                ---------  ---------  ---------
                                                Restated
                                                (Note 12)
                                                ---------
Cash Flows from Operating Activities:
Net loss ...................................... $(164,935) $(113,483) $(222,028)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization .................       -       25,795     18,214
Stock based consulting expense ................    33,395        -          -
Settlement income .............................   (35,200)       -          -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable ...........................       300      2,700     (3,000)
Prepaid expenses ..............................       385        904     (1,290)
Increase (decrease) in:
Accounts payable ..............................     5,688     (7,999)    12,248
Accrued compensation, related party ...........    68,750        -          -
                                                ---------  ---------  ---------
Net Cash Used in Operating Activities .........   (91,617)   (92,083)  (195,856)
                                                ---------  ---------  ---------

Cash Flows from Investing Activities:
Purchase of property and equipment ............       -       (4,846)  (155,001)
(Loan to) repayment from officer ..............     4,587     (4,587)       -
                                                ---------  ---------  ---------
Net Cash Provided by (Used in)
  Investing Activities ........................     4,587     (9,433)  (155,001)
                                                ---------  ---------  ---------

Cash Flows from Financing Activities
Loan proceeds from officer ....................    29,263        -      129,108
Proceeds from sale of common stock ............    60,000    103,375    222,978
                                                ---------  ---------  ---------
Net Cash Provided by Financing Activities .....    89,263    103,375    352,086
                                                ---------  ---------  ---------

Net increase in cash ..........................     2,233      1,859      1,229

Cash at beginning of year .....................     3,088      1,229        -
                                                ---------  ---------  ---------

Cash at End of Year ........................... $   5,231  $   3,088  $   1,229
                                                =========  =========  =========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 2000, a stockholder surrendered its entire interest in exchange for all equipment owned by the Company with a net book value of $115,839.

During 2000, stockholders contributed advances and related accrued interest totaling $204,409 to stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             Sun Network Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 1   Nature of Operations and Summary of Significant Accounting Policies

         (A) Nature of Operations, Organization, and Reorganizations

         Sun Network Group, Inc., formerly known as Sun Express Group, Inc. (the "Company"), was incorporated under the laws of Florida on May 9, 1990 and was inactive in the last several years.

         On July 17, 2001, RadioTV Network, Inc. was merged into Sun Express Merger Corp., a subsidiary of Sun Express Group, Inc. The transaction was accounted for as a recapitalization of Radio TV Network, Inc. Radio TV Network, LLC, the predecessor to Radio TV Network, Inc., had an inception year of 1998 and acted as a Defacto company until its formation in 1999. Effective on January 1, 2001, RadioTV Network, LLC sold its assets and certain liabilities to a newly formed corporation, RadioTV Network, Inc., under common control of the remaining two members of the LLC. The transaction was treated as a recapitalization of Radio TV Network, LLC.

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

         (F) Revenue Recognition

         The Company accounts for revenues in accordance with the AICPA Accounting Standards Executive Committee Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

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

         The Company recognizes revenues from barter arrangements in accordance with the Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Exchanges," ("APB 29") as interpreted by EITF No. 93-11 "Accounting for Barter Transactions Involving Barter Credits." In general, APB 29 and it related interpretation require barter revenue to be recorded at the fair market value of what is received or what is surrendered, whichever is more clearly evident.

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

         Exploitation costs include advertising, marketing, and other exploitation costs. Advertising costs are accounted for in accordance with SOP 93-7, "Reporting on Advertising Costs." All other exploitation costs, including marketing costs, are expensed as incurred.

         (H) Income Taxes

         During 2000 and 1999, the Company was structured as a limited liability company and elected to be taxed as a partnership under the Internal Revenue Code. In lieu of paying corporate income taxes, the members were taxed individually on their proportionate share of the Company's taxable income. Therefore, no provisions or liability for income taxes during 2000 and 1999 has been included in the accompanying consolidated financial statements.

         Starting from January 1, 2001, income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109")." Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         (J) Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts payable and due to officer, approximate fair value due to the relatively short period to maturity for these instruments.

         (K) New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

         Statement No. 141 "Business Combinations" establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

Note 2   Film Costs and Exploitation Costs

As of December 31, 2001, there were no capitalized film costs. Film costs expensed during the year 2000 and 1999 were $57,979 and $178,051, respectively. There were no film costs incurred during 2001.

There were no advertising costs expensed and included in exploitation costs during 2001, 2000, and 1999. Other exploitation costs totaled $10,329, $4,252, and $47,187 during 2001, 2000 and 1999, respectively.

Note 3   Due to Stockholder

Amounts due to stockholder are non-interest bearing open advances with no stated due dates.

Note 4   Commitments

On July 16, 2001, the Company entered into a three-year employment agreement with its Chief Executive Officer. The agreement stipulated annual salary of $120,000, $30,000 of a guaranteed bonus plus certain expenses. The Company has accrued $68,750 as of December 31, 2001.

Note 5   Related Party Transactions

In 2000, an affiliate of a stockholder provided 33% of revenues (see Note 9).

In 2000, a stockholder exchanged their entire equity interest for equipment (see
Note 5).

During 2001, the Company paid $12,018 of personal expenses of the chief executive officer. This amount was included as compensation expense in 2001.

At December 31, 2001, the Company has amounts due to stockholder and accrued compensation due to that stockholder who was the Chief executive officer of the Company.

Note 6   Stockholders' Equity (Deficiency)

On January 1, 2000, a stockholder converted a promissory note of $200,000 plus $4,490 of accrued interest to contributed capital. The note had been executed in July 1999 to account for equipment with original cash basis of $155,003 and advances of $44, 997 provided to the Company.

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

Note 7   Revenues

In May 2001, the Company settled some disputes with a customer licensee by accepting barter advertising time valued at its estimated fair market value of $35,200.

The Company recorded the advertising time as revenues at the settlement date and an asset to be amortized on a usage basis. Through December 31, 2001, none of the advertising time had been used.

Note 8   Income Taxes

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations due to the Company's net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2001 (computed by applying the blended U.S. Federal Corporate tax rate of 35 percent to income before taxes) as follows:

                                                                  2001
                                                               ----------
       Computed "expected" tax expense (benefit)               $  (70,047)
       Established deferred tax asset valuation allowance          70,047
                                                               ----------
                                                               $      -
                                                               ==========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

       Deferred tax assets:                                       2001
                                                               ----------
       Net operating loss carryforward                         $   70,047
                                                               ----------
       Total Gross Deferred Assets                                 70,047
       Less valuation allowance                                   (70,047)
                                                               ----------
       Net Deferred Tax Asset                                  $      -
                                                               ==========

At December 31, 2001, the Company had useable net operating loss carryforwards of approximately $96,185 for income tax purposes, available to offset future taxable income expiring in 2021.

There was no valuation allowance at January 1, 2001. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of $33,665.

Note 9   Concentrations

During 2001, one customer provided 100% of the revenue, which was all barter revenue (See Note 4). During 2000, two customers provided 55% and 42% of the revenues, respectively. During 1999, one customer provided 62% of the revenues and an affiliate of a stockholder provided 33% of revenues.

Note 10  Segment Information

The Company has a single reportable segment. All revenues as of December 31, 2001, 2000, and 1999 are derived from customers in the United States of America.

Note 11  Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $575,828 at December 31, 2001, net losses in 2001 of $164,935; cash used in operations in 2001 of $91,617, a working capital deficit of $102,629 at December 31, 2001 and needs additional cash to fund operations over the next year. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds, further implement its business plan, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is in process of seeking additional financing. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 12  Restatement

Subsequent to the issuance of the Company's fiscal 2001 consolidated financial statements management became aware that those consolidated financial statements did not include $68,750 of accrued compensation expense pursuant to a July 16, 2001 employment agreement with the Company's chief executive officer. The inclusion of this item in the revised consolidated financial statements has the effect of increasing current liabilities by $68,750 and increasing net loss by $68,750. Net loss per share, basic and diluted did not change.