Form 10-Q/A
period 2002-03-31
SUN NETWORK GROUP INC
filed 2002-11-08
CIK 878802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002.

         or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 33-42498


                             SUN NETWORK GROUP, INC.
             (Exact name of registrant as specified in its charter)


FLORIDA                                               65-024624
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


1515 UNIVERSITY DRIVE, SUITE 111-C, CORAL SPRINGS, FL               33065
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

COMMON STOCK - 21,848,487 shares outstanding as of March 31, 2002.


                                EXPLANATORY NOTE

 The purpose of this amendment to the company's quarterly report on Form 10-Q is to reflect changes and provide information related to the restatement described below.

The accompanying consolidated financial statements for the three-month period ended March 31, 2002, has been restated to reflect the recently discovered fact that subsequent to the filing of the Company's Form 10-QSB for the quarter ended March 31, 2002 management became aware that those consolidated financial statements as of March 31, 2002 did not include $37,500 of accrued compensation expense pursuant to a July 16, 2001 employment agreement with the Company's chief executive officer. The inclusion of this item and a restatement of the December 31, 2001 consolidated financial statements in the revised consolidated financial statements at March 31, 2002 has the effect of increasing current liabilities by $106,250 and increasing expenses and net loss by $37,500 with no material effect on net loss per shares.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the company has amended and restated in its entirety each item of the 2002 Second Quarter Form 10-Q that has been affected by the restatement. In order to preserve the nature and character of the disclosures as of May 16, 2002, the date on which the Form 10-Q for the interim period ended March 31, 2002 was originally filed, no attempt has been made in this Form-10Q/A to modify or update such disclosures except as required to reflect the effects of the restatement.

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.

Financial Statements for the quarter ending March 31, 2002 are attached hereto following the Signatures page.


Item 2.  Management's Discussion and Analysis of Financial


Condition and Results of Operations. The Company acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitilization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. The Company intends to further develop and expand RTV and is also planning on acquiring and affiliating with other media related entities, which are presently being identified. The Company requires capital for these purposes and anticipates completing several Private Placements of its stock to raise equity capital in 2002. The Company completed its first Private Placement in March 2002 resulting in new capital of $82,390 and anticipates completing several additional ones this year. The Company believes that if it successfully completes the Private Placements they will be sufficient to fund its initial business plans. With the exclusion of $40,361 of compensation expense pursuant to an employment agreement with our President, the RTV operational expenses for the 1st Quarter 2002 reflect minimal operating expenses pending funding.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                           PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

NONE.

Item 2.  Changes in Securities and Use of Proceeds.

On March 28, 2002 the Company entered into a Subscription Agreement with an Investor who purchased 183,088 restricted shares of the Company's common stock at $.45 per share resulting in $82,390 in proceeds to the Company. The proceeds shall be used for general corporate purposes.

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

                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)

Date: November 8, 2002                    T. Joseph Coleman
                                          /s/ T. Joseph Coleman
                                          ---------------------
                                          T. Joseph Coleman,
                                          President, Director and Ceo


Date: November 8, 2002                    William H. Coleman

                                          /s/ William H. Coleman
                                          ----------------------
                                          William H. Coleman,
                                          Secretary and Director

                             Sun Network Group, Inc.
                                 and Subsidiary

                        Consolidated Financial Statements

                                 March 31, 2002

                             Sun Network Group, Inc.
                                 and Subsidiary

                                    Contents


                                                                            Page
                                                                            ----
Consolidated Balance Sheets .................................................F-1

Consolidated Statements of Operations .......................................F-2

Consolidated Statements of Cash Flows .......................................F-3

Notes to Consolidated Financial Statements ..................................F-4

                     Sun Network Group, Inc. and Subsidiary
                           Consolidated Balance Sheets


                                     Assets

                                                        March 31,
                                                          2002        December
                                                       (Unaudited)    31, 2001
                                                        ---------     ---------
                                                        Restated
                                                         (Note4)
                                                        ---------
Current Assets
Cash ...............................................    $  82,766     $   5,321
                                                        ---------     ---------
Total Current Assets ...............................       82,766         5,321
                                                        ---------     ---------

Other Assets
Prepaid advertising ................................       35,200        35,200
                                                        ---------     ---------
Total Other Assets .................................       35,200        35,200
                                                        ---------     ---------

Total Assets .......................................    $ 117,966     $  40,521
                                                        =========     =========


                    Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable ...................................    $   6,186     $   9,937
Accrued compensation, related party ................      106,250        68,750
Due to stockholders' ...............................       40,607        29,263
                                                        ---------     ---------
Total Current Liabilities ..........................      153,043       107,950
                                                        ---------     ---------

Stockholders' Deficiency
Common stock, $0.001 par value,
   100,000,000 shares authorized,
   21,848,487 and 21,665,399 issued
   and outstanding, respectively ...................       21,848        21,665
Additional paid-in capital .........................      568,941       486,734
Accumulated deficit ................................     (625,866)     (575,828)
                                                        ---------     ---------
Total Stockholders' Deficiency .....................      (35,077)      (67,429)
                                                        ---------     ---------

Total Liabilities and Stockholders' Deficiency .....    $ 117,966     $  40,521
                                                        =========     =========

           See accompanying notes to consolidated financial statements

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
                                                   Restated
                                                    (Note4)
                                                  ------------
Operating Expenses
Compensation .................................    $     40,361     $      8,000
Consulting ...................................             -             33,395
General and administrative ...................           8,127           10,082
Professional fees ............................           1,550           11,500
                                                  ------------     ------------
Total Operating Expenses .....................          50,038           62,977
                                                  ------------     ------------

Loss from Operations .........................         (50,038)         (62,977)

Net Loss .....................................    $    (50,038)    $    (62,977)
                                                  ============     ============

Net Loss Per Share - Basic and Diluted .......    $        -       $      (0.01)
                                                  ============     ============

Weighted Average Shares Outstanding
 - Basic and Diluted .........................      21,671,571       12,525,407
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
                                                          Restated
                                                          (Note4)
                                                          --------
Cash Flows from Operating Activities:
Net loss .............................................    $(50,038)    $(62,977)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Stock based consulting expense .......................         -         33,395
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable ..................................         -            301
Increase (decrease) in:
Accounts payable .....................................      (3,751)         -
Accrued compensation, related party ..................      37,500          -
                                                          --------     --------
Total Adjustments ....................................      (3,751)      33,696
                                                          --------     --------
Net Cash Used in Operating Activities ................     (16,289)     (29,281)
                                                          --------     --------

Cash Flows from Financing Activities:
Equity proceeds from stockholders ....................      82,390       60,000
Loan proceeds from stockholders ......................      11,344          -
                                                          --------     --------
Net Cash Provided by Financing Activities ............      93,734       60,000
                                                          --------     --------

Net Increase in Cash .................................      77,445       30,719

Cash at Beginning of Period ..........................       5,321        3,088
                                                          --------     --------

Cash at End of Period ................................    $ 82,766     $ 33,807
                                                          ========     ========

           See accompanying notes to consolidated financial statements

                     Sun Network Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


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

Note 3   Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $625,866 through March 31, 2002, net losses for the three months ended March 31, 2002 of $50,038 and cash used in operations for the three months ended March 31, 2002 of $16,289. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is currently seeking additional financing. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 4   Restatement

Subsequent to the filing of the Company's Form 10-QSB for the quarter ended March 31, 2002 management became aware that those consolidated financial statements as of March 31, 2002 did not include $37,500 of accrued compensation expense pursuant to a July 16, 2001 employment agreement with the Company's chief executive officer. The inclusion of this item and a restatement of the December 31, 2001 consolidated financial statements in the revised consolidated financial statements at March 31, 2002 has the effect of increasing current liabilities by $106,250 and increasing expenses and net loss by $37,500 with no material effect on net loss per shares.