Form 10-Q/A
period 2002-06-30
SUN NETWORK GROUP INC
filed 2002-11-08
CIK 878802

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

The accompanying consolidated financial statements for the six-month periods ended June 30, 2002, has been restated to reflect the recently discovered fact that the prior March 31, 2002 and December 31, 2001 consolidated financial statements did not include an aggregate $106,250 of accrued compensation expense pursuant to a July 16, 2001 employment agreement with the Company's chief executive officer. $119,100 of consulting costs treated as a deferred debt issuance cost should have been expensed, $5,000 of legal fees expensed should have been capitalized as deferred debt issuance cost, and the deferred debt issuance costs should have been classified as current. The inclusion of these items in the revised June 30, 2002 consolidated financial statements has the effect of decreasing assets by $114,400, increasing current liabilities by $106,250, and increasing accumulated deficit by $220,350.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the company has amended and restated in its entirety each item of the 2002 Second Quarter Form 10-Q that has been affected by the restatement. In order to preserve the nature and character of the disclosures as of August 13, 2002, the date on which the Form 10-Q for the interim period ended June 30, 2002 was originally filed, no attempt has been made in this Form-10Q/A to modify or update such disclosures except as required to reflect the effects of the restatement.

                          PART I--FINANCIAL INFORMATION


Item 1.  Financial Statements.

Restated Financial Statements for the quarter ending June 30, 2002 are attached hereto following the Signatures page.


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

On June 27, 2002 the Company entered into agreement with four (4) institutional investors to provide the Company $750,000 in capital through a Secured Convertible Debenture Offering ("Debenture"). The Company has filed a SB-2 Registration Statement in connection with the Debenture and anticipates receiving the full funding from the Debenture by the 4th Quarter 2002. As of June 30, 2002 the Company had received $250,000 of the Debenture financing.

On June 28, 2002 the Company entered into an Option Agreement and Plan of Merger ("Agreement") to acquire all of the assets of Live Media Enterprises, Inc ("Live"), a west coast based independent producer of consumer lifestyle events. The Company has agreed to loan Live $50,000, pending the completion of the acquisition and, as currently contemplated in the Agreement, the Company will issue 8,000,000 shares of its common stock to acquire Live in a transaction expected to close by the 4th Quarter 2002.

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


The Company had no revenues in the 2nd Quarter as it continued to focus on raising capital. The Company had a net loss of $195,363 in the Quarter compared with $38,805 in the prior Quarter. The increase is principally due to a reserve for accrued compensation under an employment agreement, extraordinary professional fees of filing the Form SB-2, consulting fees of $119,100 and an officer's trip to Europe to facilitate the Company's listing on the Frankfort Stock Exchange.


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

                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)

Date:    November 8, 2002                 T. Joseph Coleman

                                          /s/ T. Joseph Coleman
                                          ---------------------------
                                          T. Joseph Coleman,
                                          President, Director and Ceo

Date     November 8, 2002                 William H. Coleman

                                          /s/ William H. Coleman
                                          ----------------------
                                          William H. Coleman,
                                          Secretary and Director

                             Sun Network Group, Inc.
                                 and Subsidiary

                        Consolidated Financial Statements

                                  June 30, 2002

                             Sun Network Group, Inc.
                                 and Subsidiary

                                    Contents


                                                                         Page(s)
                                                                         -------
Consolidated Balance Sheets .................................................F-1

Consolidated Statements of Operations .......................................F-2

Consolidated Statements of Cash Flows .......................................F-3

Notes to Consolidated Financial Statements ..............................F-4 - 6

                     Sun Network Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                     Assets
                                                        June 30,
                                                          2002        December
                                                       (Unaudited)    31, 2001
                                                        ---------     ---------
                                                        Restated
                                                         (Note7)
                                                        ---------
Current Assets
Cash ...............................................    $ 224,070     $   5,321
Deferred debt issuance cost ........................       20,000           -
                                                        ---------     ---------
Total Current Assets ...............................      244,070         5,321
                                                        ---------     ---------

Other Assets
Prepaid advertising ................................       35,200        35,200
                                                        ---------     ---------
Total Other Assets .................................       35,200        35,200
                                                        ---------     ---------

Total Assets .......................................    $ 279,270     $  40,521
                                                        =========     =========

                    Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable ...................................    $  11,518     $   9,937
Accrued compensation, related party ................      143,750        68,750
Due to stockholders' ...............................       20,442        29,263
                                                        ---------     ---------
Total Current Liabilities ..........................      175,710       107,950
                                                        ---------     ---------

Long Term Liabilities
Convertible debenture, net of discount .............      240,570           -
                                                        ---------     ---------

Total Liabilities ..................................      416,280       107,950
                                                        ---------     ---------
Stockholders' Deficiency
Common stock, $0.001 par value,
   100,000,000 shares authorized,
   21,848,487 and 21,665,399 issued
   and outstanding, respectively ...................       21,848        21,665
Common stock issuable (300,000 shares) .............          300           -
Additional paid-in capital .........................      662,071       486,734
Accumulated deficit ................................     (821,229)     (575,828)
                                                        ---------     ---------
Total Stockholders' Deficiency .....................     (137,010)      (67,429)
                                                        ---------     ---------

Total Liabilities and Stockholders' Deficiency .....    $ 279,270     $  40,521
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                              Sun Network Group, Inc. and Subsidiary
                               Consolidated Statements of Operations
                                            (Unaudited)


                                        Three Months Ended June 30,    Six Months Ended June 30,
                                            2002           2001           2002           2001
                                        ------------   ------------   ------------   ------------
                                          Restated                     Restated
                                           (Note7)                      (Note7)
                                        ------------                  ------------

Revenues .............................  $        -     $        -     $        -     $     35,200

Operating Expenses
Compensation .........................        40,655         13,000         81,016         21,000
Consulting ...........................       119,100            -          119,100         33,395
General and administrative ...........        23,534         17,217         31,661         27,299
Professional fees ....................        12,074          8,588         13,624         20,088
                                        ------------   ------------   ------------   ------------
Total Operating Expenses .............       195,363         38,805        245,401        101,782
                                        ------------   ------------   ------------   ------------

Loss from Operations .................      (195,363)       (38,805)      (245,401)       (66,582)

Net Loss .............................  $   (195,363)  $    (38,805)  $   (245,401)  $    (66,582)
                                        ============   ============   ============   ============

Net Loss Per Share - Basic and Diluted  $      (0.01)  $        -     $      (0.01)  $      (0.01)
                                        ============   ============   ============   ============

Weighted Average Shares Outstanding -
  Basic and Diluted ..................    22,045,190     13,333,333     21,860,456     12,931,602
                                        ============   ============   ============   ============

                   See accompanying notes to consolidated financial statements.

                                                F-2

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                          2002          2001
                                                        ---------     ---------
                                                        Restated
                                                         (Note7)
                                                        ---------
Cash Flows from Operating Activities:
Net loss ...........................................    $(245,401)    $ (66,582)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Settlement income ..................................          -         (35,200)
Stock for services .................................       84,000        33,395
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable ................................          -             300
Increase (decrease) in:
Accounts payable ...................................        1,581         4,283
Accrued compensation, related party ................       75,000           -
                                                        ---------     ---------
Net Cash Used in Operating Activities ..............      (84,820)      (63,804)
                                                        ---------     ---------

Cash Flows from Financing Activities:
Cash overdraft .....................................          -             716
Proceeds from sale of common stock .................       82,390        60,000
Loan proceeds from stockholder .....................       20,442           -
Proceeds from convertible debt .....................      250,000           -
Deferred debt issuance cost ........................      (20,000)          -
Repayment of loans from stockholder ................      (29,263)          -
                                                        ---------     ---------
Net Cash Provided by Financing Activities ..........      303,569        60,716
                                                        ---------     ---------

Net Increase (Decrease) in Cash ....................      218,749        (3,088)

Cash at Beginning of Period ........................        5,321         3,088
                                                        ---------     ---------

Cash at End of Period ..............................    $ 224,070     $     -
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

                     Sun Network Group, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

Note 2   Convertible Debenture and Warrants

On June 27, 2002, the Company entered into a Securities Purchase Agreement to issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company. The Company is permitted to use the proceeds to make one or more loans for a legitimate business purpose, which such loans, in the aggregate, may not exceed $100,000. As of June 27, 2002, $250,000 in convertible debentures were issued to various parties. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price. The conversion price generally is the lesser of (a) 50% of the market value of the common stock as defined in the debenture or (b) $0.15. Interest is payable either quarterly or at the conversion date at the option of the holder. The convertible debentures mature on June 27, 2003 and are secured by substantially all present and future assets of the Company.
The Company paid $20,000 of legal fees related to the debenture issuances and recorded these fees as a deferred debt issuance cost asset to be amortized over the one-year term of the debentures. In connection with the convertible debentures issued, warrants to purchase 250,000 common shares were issued to the holders at an exercise price per share of $0.15. The warrants are exercisable immediately and through the third anniversary of the date of issuance. These warrants were treated as a discount on the convertible debenture and valued under SFAS No. 123 using the Black-Sholes option-pricing model. The discount will be amortized over the life of the loans starting on July 1, 2002. If the registration statement relating to the debentures is not declared effective with in 90 days of June 27, 2002 or loses quotation in the NASD OTCBB the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. The convertible debenture liability is as follows at June 30, 2002:

                 Convertible debenture                  $ 250,000
                 Less: discount on debenture               (9,430)
                                                        ---------
                 Convertible debenture, net             $ 240,570
                                                        =========

Note 3   Commitment and Contingencies

The Company and its Chief Executive Officer have been named in a lawsuit filed in the Southern District Court of Florida. The Company is defending itself and has filed a motion to dismiss the matter. The lawsuit alleges the Company and its chief executive officer conspired to lower the Company's share price after a third party shareholder of the Company sold a block of his shares to a Florida securities partnership. The Company is not a party to any other litigation and management has no knowledge of any other threatening or pending litigation. During the three months ended June 30, 2002, the Company accrued $37,500 under an employment agreement.

Note 4 Common Stock Issuances

In March 2002, the Company issued 183,088 common shares at $0.45 per share to an investor for total proceeds of $82,390.

During April through June 2002, the Company committed to issue 300,000 common shares in consideration of consulting services performed during that period. The $84,000 value of these shares was computed based on the trading price of the common stock on each date the shares were earned.

Note 5   Option Agreement and Plan of Merger

An Option Agreement and Plan of Merger (the "Agreement") between the Company and Live Media Enterprises ("Live") was entered into as of June 28, 2002. Live granted the Company the exclusive option to acquire Live and merge Live into the Company upon executing of a formal Agreement for a six month period commencing June 28, 2002. The Company shall acquire all capital stock or assets of Live that will result in a tax-free combination of Live and the Company with Live being operated as a wholly-owned subsidiary of the Company. In consideration for the Agreement, the Company shall issue and pay to Live shareholders an aggregate of 8,000,000 shares of the Company's common stock. Additionally, the Company will agree to loan Live up to $50,000 to process its business and will be payable per terms of a promissory note.

In addition, Live shareholders will be granted 4,100,000 warrants for the Company's common shares exercisable as stipulated at strike prices and terms, favorable to the Company, to be determined.

Note 6 Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $821,229 through June 30, 2002, operating losses for the six months ended June 30, 2002 of $245,401 and cash used in operations for the six months ended June 30, 2002 of $84,820. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed in Notes 2 and 8, the Company received $500,000 in funding and a commitment for an additional $250,000. Management is currently seeking additional funding and acquisitions. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 7 Restatement

Subsequent to the filing of the Company's Form 10-QSB for the quarter ended June 30, 2002 management became aware that the prior March 31, 2002 and December 31, 2001 consolidated financial statements did not include an aggregate $106,250 of accrued compensation expense pursuant to a July 16, 2001 employment agreement with the Company's chief executive officer, $119,100 of consulting costs treated as a deferred debt issuance cost should have been expensed, $5,000 of legal fees expensed should have been capitalized as deferred debt issuance cost, and the deferred debt issuance costs should have been classified as current. The inclusion of these items in the revised June 30, 2002 consolidated financial statements has the effect of decreasing assets by $114,400, increasing current liabilities by $106,250, and increasing accumulated deficit by $220,350.

Note 8 Subsequent Event

On August 8, 2002, an additional $250,000 of convertible debentures and warrants to purchase 250,000 common shares were purchased from the Company for $250,000 with the terms similar to that described in Note 2.