Form 10-Q
period 2002-09-30
SUN NETWORK GROUP INC
filed 2002-11-15
CIK 878802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002.

         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

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

COMMON STOCK - 22,448,487 shares outstanding as of September 30, 2002.


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Financial Statements for the quarter ending September 30, 2002 are attached hereto as Exhibit F.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ORGANIZATION

The Company acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs.

RECENT DEVELOPMENTS

On June 27, 2002 the Company entered into agreement with four (4) institutional investors to provide the Company $750,000 in capital through a Secured Convertible Debenture Offering ("Debenture"). The Company has filed a SB-2 Registration Statement and, subsequently, a SB-2A amended Registration Statement in connection with the Debenture and anticipates receiving the full funding from the Debenture by the end of 2002. As of September 30, 2002 the Company had received $500,000 of the Debenture financing.

On June 28, 2002 the Company entered into an Option Agreement and Plan of Merger ("Agreement") to acquire all of the assets of Live Media Enterprises, Inc ("Live"), a west coast based independent producer of consumer lifestyle events. On September 3, 2002 the Company elected to terminate the Agreement with Live and will not proceed with the acquisition even on modified terms. In connection with the Agreement the Company has loaned Live the sum of $56,000. This loan is documented in two Promissory Notes and is collateralized by, substantially, all of the assets of Live and personally guaranteed by Live's principal shareholder and officer.

On September 5, 2002 the Company entered into agreement with Sports Byline USA, L.P. to own and operate a new, national radio network, Radio X. Radio X intends to develop, produce, license, broadcast and distribute radio programs, targeted to young males, that will be distributed via traditional terrestrial stations, via satellite and over the Internet. The Company has contributed the fixed sum of $100,000 to this business plus certain management services.

The Company intends to use the net proceeds from the Debenture to develop, operate and expand the businesses of RTV and Radio X and to continue to seek other opportunities for the Company. The Company believes that if it successfully completes the Debenture, on a timely basis, it will have sufficient capital to operate in the near-term. The Company will, however, continue to seek additional capital to fund further development, expansion and operation of its businesses. Upon conversion of the Debentures into the Company common stock there will be substantial shareholder dilution.

RESULTS OF OPERATIONS

Nine and Three Months Ended September 30, 2002 Compared To Nine and Three Months Ended September 30, 2001

Revenues

Revenues for the nine months ended September 30, 2002 were $1,100 as compared to revenues for the nine months ended September 30, 2001 of $0. The $1,100 revenues were derived from the new consolidated subsidiary, Radio X Network. There were no revenues in the comparable period of 2001 since the Company was restructuring and seeking capital to continue its business plan. Revenues for the three months ended September 30, 2002 were the $1,100 that were earned in the first few weeks of existence of the Company's subsidiary Radio X Network.

Operating Expenses

Compensation was $118,516 for the nine months ended September 30, 2002 compared to $52,250 for the comparable period in 2001. Compensation in 2002 relates solely to compensation under our employment agreement with our president aggregating $112,500 plus payment of certain of his personal expenses totaling $6,016. Compensation in the comparable period of 2001 was also to our president of $21,000 in the period prior to our July 16, 2001 employment agreement and $31,250 accrued under his employment agreement. Compensation for the three months ended September 30, 2002 was $37,500 compared to $31,250 in 2001 with both relating to the employment contract and the difference related to the period of July 1 to July 15 2001 prior to the employment contract date of July 16, 2001.

Advertising expense of $24,425 in the three months ended September 30, 2002 relates to the usage of advertising minutes obtained by us in a settlement with a customer in May 2001 which had been recorded on our balance sheet as prepaid advertising. The minutes were used to advertise one of our programs for which we expect future revenues. There was no advertising expense for the three or nine months period ending September 30, 2001.

Amortization of radio programs of $1,027 in the three months ended September 30, 2002 results from amortizing the radio programs intangible asset that resulted from the investment in our new subsidiary, Radio X Network. The intangible asset is being amortized using the straight line method over the expected useful life of the program of one year. There was no asset being amortized in year 2001 as the new subsidiary was formed in September 2002.

Consulting expense for the three months ended September 30, 2002 was $68,799 compared to $0 in the three months ended September 30, 2001. The $68,799 consists of $22,700 of expense relating to 300,000 common shares issued to a consultant, $35,100 of cash consulting fee to that same consultant and cash consulting fees to other consultants of $10,999. There were no consulting fees in the three months ended September 30, 2001. Consulting fees in the nine months ended September 30, 2002 were $187,899, which consisted of $106,700 of expense relating to 600,000 common shares issued to a consultant, $70,200 of cash fees paid to that same consultant plus $10,999 of cash fees to other consultants. The comparable 2001 nine month period relates primarily to cash consulting fees.

Professional fees for the three months ended September 30, 2002 were $13,495 compared to $3000 for the three months ended September 30, 2001. The fees relate primarily to accounting, and legal, audit and registration statement related services regarding our recently filed Form SB-2/A and quarterly reports. Our expenses were less in the comparable period since we were generally inactive at that time. For the nine months ended September 30, 2002 the fees were $27,119 compared to $23,088 in the comparable 2001 period. Fees were higher in the first half of fiscal 2001 since we were implementing our recapitalization at that time.

General and administrative expenses were $37,668 and $69,329 for the three and nine months ended September 30, 2002 compared to $4,726 and $30,980 in the comparable 2001 periods. These expenses in 2002 consist of the amortization of $5,000 of deferred debt issuance costs relating to the debentures, phone and telecommunication expenses, travel, meals and entertainment expenses, office expenses, expenses in connection with obtaining a listing on the Berlin Stock Exchange, and other miscellaneous expenses. General and administrative expenses for the comparable period of 2001 were nominal due to our inactive status at that time.

Interest expense was $17,373 for both the three and nine months ended September 30, 2002 and relate to $12,329 interest on the convertible debentures and $5,044 of amortization of the discount of our convertible debentures, such discount resulting from the value of the warrants issued with our debentures. The discount is being amortized into interest expense over the debenture term of one year.

Other income was $0 for the three and nine months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001 and $35,100 for the nine months ended September 30, 2001. In May 2001 we settled a dispute with a customer and received advertising minutes from them valued at $35,100.

As a result of these factors, we reported net loss of $197,807 or $0.01 per share for the three months ended September 30, 2002 as compared to a net loss of $41,080 or nil per share for the three months ended September 30, 2001. We reported net loss of $443,208 or $0.02 per share for the nine months ended September 30, 2002 compared to a net loss of $114,842 or $0.01 per share for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had a stockholders' deficit of $297,342 . Our operations have funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002 and by the sale of convertible debentures of $500,000 through September 30, 2002. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans. The cash balance at September 30, 2002 was $279,303.

We have no other material commitments for capital expenditures. We expect an additional $250,000 in convertible debenture financing upon effectiveness of our Form SB-2/A registration statement. We may also receive financing from the exercise of 500,000 outstanding warrants which would provide a maximum.funds of $75,000 or less depending upon the market price of our shares. Other than cash generated from our operations, debenture proceeds and warrant exercise proceeds we have no external sources of liquidity. Accordingly, we may not have sufficient cash flow from operations to sufficiently meet all of our cash requirements for the next 12 months. Our future operations and growth is dependent on our ability to raise capital for expansion, and to seek additional revenue sources.

Net cash used in operations during the nine months ended September 30, 2002 was $196,387 and was substantially attributable to net loss of $443,208 offset primarily by non-cash stock based expenses of $106,700, non-cash advertising expense of $24,425, accrued compensation of $92,500, accrued expenses of $13,315, non-cash debt discount amortization of $5,044 and amortization of debt issuance costs of $5,000. In the comparable period of 2001 we had net cash used in operations of $82,011 primarily relating to the net loss of $114,842 and non-cash settlement income of $35,200 primarily offset by stock based consulting expense of $33,395 and accrued compensation of $31,250

Net cash used in investing activities during the nine months ended September 30, 2002 was $66,000 relating to a loan to a potential acquiree of $56,000 and a convertible loan of $10,000. The prior year comparable period had nominal investing activity.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $536,369 as compared to net cash provided by financing activities of $80,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, we received proceeds from a common stock sales to an investor of $82,390, proceeds from convertible dentures of $500,000 offset by debt issuance costs of $20,000 and repayment of related party loans of $26,021. In the comparable period of 2001 we received a loan from stockholder of $20,000 and equity proceeds from stockholders of $60,000.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

We account for film revenues in accordance with the AICPA Accounting Standards Executive Committee Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

We generally produce episodic television series and generates revenues from the sale of broadcast licenses. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

We recognize monetary revenues when evidence of a sale or licensing arrangement exists, the license period has begun, delivery of the film to the licensee has occurred or the film is available for immediate and unconditional delivery, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. The Company recognizes only the net revenue due to the Company pursuant to the formulas or amounts stipulated in the customer contracts.

We recognize revenues from barter arrangements in accordance with the Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Exchanges," ("APB 29") as interpreted by EITF No. 93-11 "Accounting for Barter Transactions Involving Barter Credits." In general, APB 29 and it related interpretation require barter revenue to be recorded at the fair market value of what is received or what is surrendered, whichever is more clearly evident. We recognize revenues from the sale of radio program advertising when the fee is determinable and after the commercial advertisements are broadcast. Any amounts received from customers for radio advertisements that have not been broadcast during the period are recorded as deferred revenues until such time as the advertisement is broadcast. We recognize radio program license fee revenues when evidence of a licensing arrangement exists, the license period has begun, delivery of the program to the licensee has occurred or is available for immediate and unconditional delivery, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

Stock Based Compensation

We account for stock transactions with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings

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

Item 2   Changes in Securities and Use of Proceeds.

On June 27, 2002 the Company entered into agreement with four (4) institutional investors for $750,000 in Secured Convertible Debentures and 750,000 warrants. The Company has filed a Form SB-2A Registration Statement with the SEC describing the details of this transaction, which, upon conversion, will result in substantial dilution to current Company shareholders. The Company shall use any proceeds derived from the Debenture or sale of warrants for general operating purposes.

Item 3.  Defaults Upon Senior Securities.

NONE.

Item 4.  Submission of Matters to a Vote of Security Holders.

NONE.

Item 5.  Other Information.

NONE.

Item 6.  Exhibits and Reports on Form 8-K

         99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)

Date:    November 14, 2002                /s/ T. Joseph Coleman
                                          ----------------------------
                                          T. Joseph Coleman, President,
                                          Director and Ceo


Date     November 14, 2002                /s/ William H. Coleman
                                          ----------------------------
                                          William H. Coleman,
                                          Secretary and Director

                                 CERTIFICATION

I, T. Joseph Coleman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sun Network Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002      /S/ T. Joseph Coleman
                                T. Joseph Coleman
                                Chief Executive Officer , President and Director

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

F-1 to F-10       Consolidated Financial Statements


   99.1 Certifying Statement of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                             Sun Network Group, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2002



                                    Contents


                                                                         Page(s)
                                                                         -------
Consolidated Balance Sheets .............................................  F-2

Consolidated Statements of Operations ...................................  F-3

Consolidated Statements of Cash Flows ...................................  F-4

Notes to Consolidated Financial Statements .............................F-5 - 10

                    Sun Network Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                     Assets
                                                      September 30,
                                                           2002     December 31,
                                                       (Unaudited)     2001
                                                       -----------  -----------
Current Assets
Cash ................................................. $   279,303  $     5,321
Accounts receivable ..................................       1,100          -
Notes receivable .....................................      56,000          -
Interest receivable ..................................       1,380          -
Deferred debt issuance cost, net .....................      15,000          -
                                                       -----------  -----------
Total Current Assets .................................     352,783        5,321
                                                       -----------  -----------
Other Assets
Prepaid advertising ..................................      10,775       35,200
Convertible note receivable ..........................      10,000          -
Facility usage rights and management services ........      35,000          -
Radio programs, net ..................................      13,973          -
                                                       -----------  -----------
Total Other Assets ...................................      69,748       35,200
                                                       -----------  -----------

Total Assets ......................................... $   422,531  $    40,521
                                                       ===========  ===========

                    Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable ..................................... $    11,227  $     9,937
Accrued interest and other ...........................      13,315          -
Accrued compensation, related party ..................     161,250       68,750
Due to stockholders' .................................       3,242       29,263
                                                       -----------  -----------
Total Current Liabilities ............................     189,034      107,950
                                                       -----------  -----------
Long Term Liabilities
Convertible debenture, net of discount ...............     480,839          -
                                                       -----------  -----------

Total Liabilities ....................................     669,873      107,950
                                                       -----------  -----------

Minority Interest ....................................      50,000          -
                                                       -----------  -----------
Stockholders' Deficiency
Common stock, $0.001 par value, 100,000,000 shares
   authorized, 22,148,487 and 21,665,399 issued and
   outstanding, respectively .........................      22,148       21,665
Common stock issuable (300,000) shares ...............         300          -
Additional paid-in capital ...........................     699,246      486,734
Accumulated deficit ..................................  (1,019,036)    (575,828)
                                                       -----------  -----------
Total Stockholders' Deficiency .......................    (297,342)     (67,429)
                                                       -----------  -----------

Total Liabilities and Stockholders' Deficiency ....... $   422,531  $    40,521
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                              Sun Network Group, Inc. and Subsidiaries
                                Consolidated Statements of Operations
                                             (Unaudited)


                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                              2002           2001           2002           2001
                                          ------------   ------------   ------------   ------------
Revenues ...............................  $      1,100   $          -   $      1,100   $          -

Operating Expenses
Compensation ...........................        37,500         31,250        118,516         52,250
Advertising ............................        24,425              -         24,425              -
Amortization of radio programs .........         1,027              -          1,027              -
Consulting .............................        68,799              -        187,899         33,395
General and administrative .............        37,668          4,726         69,329         30,980
Professional fees ......................        13,495          3,000         27,119         23,088
Travel and entertainment ...............             -          2,104              -              -
Exploitation costs .....................             -              -              -         10,329
                                          ------------   ------------   ------------   ------------
Total Operating Expenses ...............       182,914         41,080        428,315        150,042
                                          ------------   ------------   ------------   ------------

Loss from Operations ...................      (181,814)       (41,080)      (427,215)      (150,042)

Other Income (Expense)
Settlement income ......................             -              -              -         35,200
Interest income ........................         1,380              -          1,380              -
Interest expense .......................       (17,373)             -        (17,373)             -
                                          ------------   ------------   ------------   ------------
Total Other Income (Expense), net ......       (15,993)             -        (15,993)        35,200

Net Loss ...............................  $   (197,807)  $    (41,080)  $   (443,208)  $   (114,842)
                                          ============   ============   ============   ============

Net Loss Per Share - Basic and Diluted .  $      (0.01)  $          -   $      (0.02)  $      (0.01)
                                          ============   ============   ============   ============

Weighted Average Shares Outstanding -
  Basic and Diluted ....................    21,344,139     20,125,778     22,024,055     15,368,590
                                          ============   ============   ============   ============

                    See accompanying notes to consolidated financial statements.

                                                 F-3

                           Sun Network Group, Inc. and Subsidiary
                            Consolidated Statements of Cash Flows
                                         (Unaudited)
                                                                     Nine Months Ended
                                                                        September 30,
                                                                     2002          2001
                                                                   ---------    ----------
Cash Flows from Operating Activities:
Net loss ......................................................    $(443,208)    $(114,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement income .............................................            -       (35,200)
Stock for services ............................................            -             -
Stock based consulting expense ................................      106,700        33,395
Amortization of radio programs ................................        1,027             -
Amortization of debt discount to interest expense .............        5,044             -
Amortization of deferred debt issuance costs to general and
   administrative expense .....................................        5,000             -
Amortization of prepaid advertising to advertising expense ....       24,425             -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable ...........................................       (1,100)          300
Interest receivable ...........................................       (1,380)            -
Prepaid expenses ..............................................            -           385
Increase (decrease) in:
Accounts payable ..............................................        1,290         2,701
Accrued expenses ..............................................       13,315             -
Accrued compensation ..........................................       92,500        31,250
                                                                   ---------     ---------
Net Cash Used in Operating Activities .........................     (196,387)      (82,011)
                                                                   ---------     ---------
Cash Flows from Investing Activities:
Loan disbursement .............................................      (56,000)            -
Convertible note disbursement .................................      (10,000)            -
Cash overdraft in SunExpress Group, Inc. at acquisition date ..            -          (855)
                                                                   ---------     ---------
Net Cash Used in Investing Activities .........................      (66,000)         (855)
                                                                   ---------     ---------
Cash Flows from Financing Activities:
Proceeds from sale of common stock ............................       82,390             -
Loan proceeds from stockholder ................................            -        20,000
Proceeds from convertible debentures ..........................      500,000             -
Debt issuance cost ............................................      (20,000)            -
Repayment of loans from stockholders ..........................      (26,021)            -
Equity proceeds from stockholders' ............................            -        60,000
                                                                   ---------     ---------
Net Cash Provided by Financing Activities .....................      536,369        80,000
                                                                   ---------     ---------

Net Increase (Decrease) in Cash ...............................      273,982        (2,866)

Cash at Beginning of Period ...................................        5,321         3,088
                                                                   ---------     ---------

Cash at End of Period .........................................    $ 279,303     $     222
                                                                   =========     =========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In September 2002, the Company recorded $50,000 of intangible assets under the purchase accounting method relating to its formation and acquisition of 50% interest in Radio X Network.

                See accompanying notes to consolidated financial statements.

                                             F-4

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Sun Network Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of Sun Network Group, Inc. and Subsidiaries for the years ended December 31, 2001, 2000 and 1999 included in the Annual Report on Form 10-K, as amended.

NOTE 2   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

A complete set of accounting policy Notes are contained in the audited financial statements and footnotes of Sun Network Group, Inc. and Subsidiaries for the years ended December 31, 2001, 2000 and 1999 included in the Annual Report on Form 10-K, as amended. The following information represents significant additions to those Notes due to the consolidation of the recently formed subsidiary, Radio X Network:

         (A) NATURE OF OPERATIONS

         On September 5, 2002, the Company formed a general partnership with one other partner (see Note 7). The partnership, Radio X Network, was formed to independently create, produce, distribute, and syndicate radio programs. The Company offers radio programs to radio stations in exchange for advertising time on those stations, which the Company then sells to advertisers. This is known in the media industry as "barter syndication." In return for providing the radio stations with programming content, the Company receives advertising minutes, which the Company then sells to advertisers. The amount of advertising minutes received is based on several factors, including the type and length of the programming and the audience size of the radio station affiliate. In some instances, the Company may also receive a monthly license fee in addition to or in lieu of the commercial inventory and may derive revenues from sponsorship and merchandising.

         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Sun Network Group, Inc. and its subsidiaries, Radio TV Network, Inc. and Radio X Network. All significant intercompany accounts and transactions have been eliminated in consolidation.

         (C) INTANGIBLE ASSETS

         Intangible assets consist of purchased or acquired investments in programming, and facility usage rights and management services. Facility usage rights and management services were acquired upon formation of the Company's subsidiary, Radio X Network and recorded pursuant to SFAS 142. Facility usage rights and management services are considered to have an indefinite life pursuant to SFAS 142 and accordingly are not amortized until its useful life is determined to be no longer indefinite. The Company evaluates the remaining useful life of intangible assets that are not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, the asset is tested for impairment in accordance with SFAS144. That intangible asset shall then be amortized prospectively over its estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization.

         Investments in internally developed radio programs are expensed in accordance with SFAS 142. Purchased or acquired investments in programming, including the initial investment acquired are amortized using the straight-line method over the estimated useful life of each program.

         (D) LONG-LIVED ASSETS

         Effective January 1, 2002, the Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

         (E) REVENUE RECOGNITION

         The Company recognizes revenues from the sale of radio program advertising when the fee is determinable and after the commercial advertisements are broadcast. Any amounts received from customers for radio advertisements that have not been broadcast during the period are recorded as deferred revenues until such time as the advertisement is broadcast.

         The Company recognizes radio program license fee revenues when evidence of a licensing arrangement exists, the license period has begun, delivery of the program to the licensee has occurred or is available for immediate and unconditional delivery, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

         (F) MINORITY INTEREST

         The minority interest in the net income or loss of the Company's consolidated subsidiary, Radio X Network is reflected in the consolidated statements of operations after distribution to the Company of its initial $100,000 capital investment in the subsidiary. Accordingly, no minority interest allocation of the net income of Radio X Network is recorded as of September 30, 2002. At September 30, 2002, the minority interest reflected on the balance sheet represents the historical book value of the minority partner's initial interest in Radio X Network.

NOTE 3   CONVERTIBLE NOTE RECEIVABLE

On September 17, 2002, the Company loaned $10,000 to a third party limited liability company ("LLC"). The loan carries annual interest at 10% and matures on November 16, 2002. During the term of the loan, the Company may convert the principal and accrued interest into a 0.3% membership interest in the LLC. If the Company elects to convert, no interest due shall be payable to the Company. If the Company converts and holds the 0.3% membership interest, it will be entitled to receive a proportionate 0.3% of the LLC's interest in cash flow, profits, and tax benefits. The note is secured by the pledge of the general assets of the LLC. Accrued interest at September 30, 2002 was $36.

NOTE 4   INTANGIBLE ASSETS

The intangible assets were acquired on September 5, 2002 upon formation to the general partnership subsidiary (see Note 8). The Company has allocated the $50,000 investment differential (see Note 8) to the facilities usage rights and management services and to the radio programs based upon the estimated fair market value of each resulting in facilities usage rights and management services of $35,000 and radio programs of $15,000.

The Company does not amortize the facility usage rights and management services as they have been determined to have an indefinite life. The Company amortizes the acquired radio programs over their estimated useful life of one year. Intangible assets were as follows at September 30, 2002:

         Radio Programs ................................ $ 15,000
         Accumulated amortization ......................   (1,027)
                                                         --------
                                                         $ 13,973
                                                         ========

         Facilities usage rights and management services $ 35,000
                                                         ========

NOTE 5   CONVERTIBLE DEBENTURE AND WARRANTS

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

The Company paid $20,000 of legal fees related to the debenture issuances and recorded these fees as a deferred debt issuance cost asset to be amortized over the one-year term of the debentures. Amortization of the deferred debt issuance cost included in general and administrative was $5,000 for the three months ended September 30, 2002.

In connection with the convertible debentures issued, warrants to purchase 250,000 common shares were issued to the holders at an exercise price per share of $0.15. The warrants are exercisable immediately and through the third anniversary of the date of issuance. These warrants were treated as a discount on the convertible debenture and valued at $9,430 under SFAS No. 123 using the Black-Scholes option-pricing model. On August 8, 2002, an additional $250,000 of convertible debentures and warrants to purchase 250,000 common shares were purchased from the Company for $250,000 with the terms similar to that described above. The warrants were treated as a discount on these convertible debentures and valued at $14,775 computed using the Black-Scholes option-pricing model.

The discount on the convertible debentures will be amortized to interest expense over the term of the debentures starting on July 1, 2002. Amortization included in interest expense for the three months ended September 30, 2002 was $5,044.

If the registration statement relating to the debentures is not declared effective with in 90 days of June 27, 2002 or loses quotation in the NASD OTCBB the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. As of September 30, 2002, the registration statement was not effective and accordingly, the Company has accrued $986 of penalty fee.

The convertible debenture liability is as follows at September 30, 2002:

                     Convertible debenture ..... $ 500,000
                     Less: discount on debenture   (19,161)
                                                 ---------
                     Convertible debenture, net  $ 480,839
                                                 =========

NOTE 6   COMMITMENT AND CONTINGENCIES

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

During the nine months ended September 30, 2002, the Company accrued $92,500 under an employment agreement with the Company's president.

NOTE 7   OPTION AGREEMENT AND PLAN OF MERGER, CANCELLATION, AND
         RELATED NOTES RECEIVABLE

An Option Agreement and Plan of Merger (the "Agreement") between the Company and Live Media Enterprises ("Live") was entered into as of June 28, 2002. In connection with this agreement, the Company advanced Live $50,000 in July 2002 and $6,000 in August 2002 pursuant to two promissory notes dated June 28, 2002 and August 2, 2002, respectively. Under the terms of the promissory notes, all amounts, including interest at 10% are due and payable on demand or upon termination of the Agreement. Under both notes, the Company has a first lien on all assets of Live, and has filed UCC Financing Statements with regard to such liens. In addition, a principal of Live has personally guaranteed the notes.

Based on the Company's due diligence, the Company cancelled the Agreement on September 3, 2002. Accrued interest on the $56,000 is $1,344 as of September 30, 2002. The Company believes that the balance is recoverable.

NOTE 8   JOINT VENTURE SUBSIDIARY

On September 5, 2002, the Company entered into a partnership agreement with a third party company to form a general partnership under the Uniform Partnership Act of the State of California. The name of the partnership is Radio X Network. The partnership, based in San Francisco, California, was formed for the purpose of creating and operating a new radio network consisting primarily of a series of radio programs principally targeted to a young male audience ages 14-35 and to engage in such other related businesses as may be agreed upon by the partners. The partnership shall develop, produce, acquire, distribute, market, and brand the radio programs. The Company contributed $100,000 cash and the rights to a radio program and will contribute management services in exchange for a 50% interest. The other general partner contributed three radio programs, and the use of its program production facilities and management services. The asset contributed by the other general partner had a carryover basis of zero. Therefore, the Company paid $100,000 for a 50% interest in the partnership, which had an initial book value of $100,000. Accordingly, the investment differential of $50,000 has been allocated to the company's proportionate share of the fair market value of the intangible assets contributed resulting in the recording of facility usage rights and management services of $35,000 and radio programs of $15,000. (See Note 4)

NOTE 9   STOCKHOLDERS' EQUITY

In March 2002, the Company issued 183,088 common shares at $0.45 per share to an investor for total proceeds of $82,390.

During April through June 2002, under a three month consulting agreement, the Company committed to issue 300,000 common shares in consideration of consulting services performed during that period. The $84,000 value of these shares was computed based on the trading price of the common stock on each date the shares were earned and fully charged to operations as of June 30, 2002. Under a new three-month consulting agreement commencing July 1, 2002, with the same consultant, another 300,000 shares were earned and issued as of September 30, 2002. The $22,700 value of these shares was computed based on the trading price of the common stock on each date the shares were earned and fully charged to operations as of September 30, 2002.

On June 27 and August 8, 2002, the Company issued 250,000 and 250,000 warrants, respectively, in connection with the issuance of convertible debentures. The warrants were valued at $9,430 and $14,775, respectively, using the Black-Scholes option pricing model. The aggregate $24,205 was recorded as an addition to additional paid-in capital and charged to discount on convertible debentures to be amortized over the term of the debentures. (See Note 3)

NOTE 10  REPORTABLE SEGMENTS

The Company currently has two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments and excludes stock based expenses of $106 attributed directly to the holding Company, Sun Network Group,
Inc.:

                                     Nine Months Ended September 30,
                                            2002        2001
                                          ---------  ---------
                 Revenues:
                    Network TV .......... $          $       -
                    Network Radio .......     1,100          -
                 Operating Expenses:
                    Network TV ..........   319,988    118,792
                    Network Radio .......     1,627          -
                 Other Income (Expenses):
                    Network TV ..........   (15,993)    35,200
                    Network Radio .......         -          -
                                          ---------  ---------
                 Net Income (Loss)
                    Network TV ..........  (335,981)   (83,592)
                    Network Radio .......      (527)         -
                                          =========  =========

NOTE 11  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,019,036 at September 30, 2002, net losses for the three months ended September 30, 2002 of $197,807 and cash used in operations for the nine months ended September 30, 2002 of $196,387. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed in Note 4, the Company received $500,000 in funding and a commitment for an additional $250,000. Management has implemented revenue producing programs, which have started to generate revenues. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.