Form 10-K
period 2002-12-31
SUN NETWORK GROUP INC
filed 2003-04-15
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2002

                         Commission File Number 33-42498


                             SUN NETWORK GROUP, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                    65-024624
 -------------------------------        ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)


 1440 CORAL RIDGE DRIVE, #140, CORAL SPRINGS, FL          33071
 -----------------------------------------------        ----------
 (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (954) 360-4080

       Securities registered pursuant to Section 12 (b) of the Act: NONE.

   Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

28,448,487 shares of common stock, $.0001 par value, were issued and outstanding on April 9, 2003.

The aggregate market value of the Registrant's common stock held by nonaffiliates of the Registrant as of the close of business on April 9, 2003 (an aggregate of 17,480,987 shares out of a total of 28,448,487 shares outstanding at that time) was $297,177 computed by reference to the closing bid price of $.017 on April 9, 2003.

                                     PART I

ITEM 1. BUSINESS

GENERAL

We are developing new media businesses that we have acquired or operate via a joint venture. We have one wholly owned subsidiary, the RadioTV Network, Inc, also known as RTV, and we have entered into a joint venture to operate the Radio X Network. RTV is a new television network that intends to produce and distribute television versions of top rated radio programs. Radio X is a new nationally syndicated radio network that will develop, produce and syndicate radio programs to a young male demographic.

HISTORY

We were incorporated in June 1991 as Sun Express Group, Inc and owned and operated Destination Sun Airlines until its principal assets were sold to Air Tran Holdings in 1994. We were inactive until acquiring the assets of RTV, via merger on July 16, 2001, after which our name was changed to Sun Network Group, Inc. We entered into a partnership agreement with Sports Byline USA, L.P. to form Radio X on September 5, 2002.

BUSINESS AND ACQUISTION STRATEGY

We plan to acquire late-stage development companies and established businesses with a focus on media and communication based companies. We plan to expand our subsidiary portfolio to include a wide range of media and communication related business that we deem would most effectively maximize shareholder value.

We currently own one subsidiary, RadioTV Network, Inc. In addition, we have entered into a partnership agreement with Sports Byline USA, L.P. to own and operate the Radio X network. The partners are to be exclusive to one another for this type of venture. We have contributed the sum of $100,000 to the partnership, the rights to "Laughtraxx", a radio program concept, and limited management services. Sports Byline has contributed two (2) existing radio programs, "Wrestling Observer Live" and "Video Game Review" plus management services, affiliate sales and accounting, along with studio production and office facilities. Our investment is $100,000 and any future investment or contributions are to be mutually determined by the parties. Radio X expects to focus its activities on developing, producing and syndicating radio programs designed for a young male demographic ages 14-35. The programs will generate revenues from ad sales, subscriptions and merchandising. Revenues will first be applied to the continuing management and operation of the business, then to recovery of our investment and then to profits which are to be allocated at 50% to us and 50% to Sports Byline. We anticipate adding between 10 and 30 hours of programming to Radio X in fiscal 2003.

OPERATIONS

RADIOTV NETWORK

Our wholly owned subsidiary, RadioTV Network, Inc., is a new television network that will exclusively produce and broadcast television versions of existing, established radio programs.

Rather than focusing on sports, music or Hollywood gossip, RTV will attempt to carve a new niche in television entertainment programming as the first television network to exclusively feature popular radio programs.

RTV shows will be initially distributed via local broadcast stations in the radio shows' originating markets, regionally syndicated in additional markets, primarily where the radio shows are syndicated or known, via Webcast on our RTVNET.com Internet site and, when sufficient programming is produced, via a "nested launch" on an existing digital satellite channel to cable and direct broadcast satellite or DBS households. A nested launch is when a program supplier aggregates a block of programs, usually between 3 - 6 daily hours, which are then inserted and broadcast within an existing television network, using the existing network's infrastructure to minimize costs. RTV expects to broadcast via its own satellite transponder in the future, provided we generate a sufficient number of programs and have sufficient capital resources available, at that time, to pursue leasing a transponder and establishing operations for a stand alone network, the cost of which is considerable. Most of RTV's programs will be produced on a Monday through Friday, in standard half-hour or one-hour formats, usually within 48 hours of the original radio broadcast. In conducting these broadcasts, RTV installs fully equipped television studios adjacent to the radio program booths. These studios are equipped with robotic cameras and computerized editing and switching systems, which are operated by full-time RTV personnel.

In order to most effectively grow the company, management has implemented a two-phase business plan. Phase One will focus on the production and distribution of up to eight programs into local and regional broadcast markets, while Phase Two calls for aggressive expansion of an additional thirty (30) programs and a full, 24-hour satellite-delivered feed to complement the company's local, regional and Webcast distribution. Phase one will take about two years and about $500,000 "net cash" to implement. The net cash investment projected is estimated as a total of the initial start up expenses, for eight regional programs, less anticipated advertising revenues. Phase two will commence when RTV's initial business model is completed and providing operational cash flow.

RTV has test-marketed two programs. The first of these programs was QUINN IN THE MORNING...@ NIGHT ("QUINN"), which was run from mid 1998 to 1999. Broadcast over WNPA TV in Pittsburgh, QUINN was a weekly television version of Pittsburgh's WKKR's morning political talk show hosted by Jim Quinn. QUINN debuted with a 2 rating, and remained on our former affiliate's UPN station until the station was sold in 1999.

RTV's other inaugural program was MANCOW TV. MANCOW TV was a late-night television program broadcast on Chicago's WCIU, and produced each day from MANCOW MULLER'S MORNING MADHOUSE radio show on Chicago's Q101. MANCOW TV was launched in April 1999 after RTV constructed a television studio in Q101's broadcast booth. The program was initially broadcast in the 12:30a.m. - 1:30 a.m. time slot on WCIU, and consistently generated 1.2 - 2.5 ratings and 6 - 10 shares. MANCOW TV was regularly the highest-rated show on WCIU after 7:00 p.m. In January 2000, MANCOW TV moved to Saturdays at 10:00 p.m., on WCIU, and became one of the highest rated programs on the station in all day parts. MANCOW TV ceased production in late 2000 and was broadcast and syndicated in re-runs until mid 2001. The Company owns, and has available for distribution, about 100 individual, completed MANCOW TV programs, copyrighted by RTV. The Company has properly secured, via written releases, all third party performance and music rights contained in the programs. RTV anticipates producing MANCOW TV as a prime time weekly strip (Monday through Friday, 8pm to 11pm time slots) for a new local or national cable distribution. The Company has created a compilation video of MANCOW TV to solicit the program to possible syndicators and broadcasters. The Company has offered the program to several possible distributors and networks during 2002 but has not yet secured any future production or distribution for the program. MANCOW TV episodes are available on an "on demand" basis for viewing at RTVNET.com and the Company has licensed sections of MANCOW TV to a third party for incorporation into a video that is for direct response and retail sale. The Company is entitled to 50% of the net proceeds of the video.

RTV's two-phase business plan anticipates continued expansion via acquisition and/or additional joint ventures. RTV continues to have negotiations with its joint venture partner, Sports Byline USA, L.P. about a possible merger with the Company. The Company also expects to launch THE KIDD KRADDICK RADIO SHOW in the Dallas market prior to the end of 2003. The Company has had talks with several local Dallas broadcasters, over the past two years but, as of March 31, 2003, the Company has not yet secured any formal agreements. The estimated cost to launch THE KIDD KRADDICK RADIO SHOW is $150,000.

We have produced "pilot" programs for "THE KIDD KRADDICK RADIO SHOW and for "DEES TV". These programs have not, as of yet, secured local broadcast affiliate license agreements and we may not secure any agreements. Once we have obtained a local broadcast agreement for a program we will install production equipment adjacent to the radio broadcast booths, hire local production personnel and commence production, broadcast and advertising sales, most likely through third parties. We are not currently developing any other programs for the RTV network and do not, have any formal agreement with local broadcasters for our programs nor is there any time- table as to when they may be secured.

We anticipate that we will require $150,000 in capital to launch each new RTV program in a local market and we anticipate launching a maximum of two (2) new programs in Fiscal 2003. We do not anticipate offering any of our programs via satellite in 2003 or 2004. Prior to any national satellite launch we intend to seek strategic partners for capital, expertise and affiliates relations.

RADIO X NETWORK

Radio X is a new, nationally syndicated radio network the Company owns and operates in partnership with Sports Byline USA, L.P., which operates Sports Byline USA Radio Network, a nationally syndicated sports talk radio network that is distributed and broadcast live 8 hours a day to over 150 traditional affiliate radio stations in the USA, 24 hours a day on the Sirius Radio Satellite and on the American Forces Network.

Radio X intends to develop, produce and distribute a series of radio programs, both live and taped, that are designed and targeted to young, male audiences ages 14-35. Radio X commenced operations in September 2002 with three (3) programs; "Wrestling Observer Live", a 2-hour program for wrestling fans that broadcasts live Sunday evenings from 9-10pm on about 100 traditional affiliate radio stations; "Video Game Review", a 1-hour program on what's hot in the video game world, broadcast live also on Sunday evenings at 9-10pm on about 100 traditional affiliate radio stations and "Laughtraxx" a 2-hour comedy program that has been produced and will debut on about 100 traditional affiliate radio stations in April 2003.

Radio X generates its revenues principally from advertising sales, sponsorship fees and merchandising. Sports Byline USA is providing ad and affiliate sales and other corporate infrastructure for Radio X.

SOURCES OF REVENUES

The Company's wholly owned subsidiary RTV generally produces episodic television series and generates the majority share of its revenues from the sale of broadcast licenses and advertising sales. Advertising is sold to conventional advertisers and direct response advertisers by the broadcaster's ad sales personnel and the revenues collected our shared with the Company. The Company has not had syndicated advertising revenues since MANCOW TV ceased syndication and broadcast in 2001. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements. Additional revenues are gleaned from syndication of the programs usually at a 50/50 "barter" arrangement plus merchandising for videos, licensing, and studio rentals. Radio X derives revenues from advertisers, sponsorships, and merchandising. Sponsorships are special advertising and promotion programs, including title sponsors, and merchandising revenues include participation in direct response ads, merchandise sales and license fees. Ad rates are primarily determined by distribution and ratings of the programs.

WCIU TV parent, Weigel Broadcasting, provided 100% of RTV's revenues in 2001 and 0% in 2002. The Company has no current agreements with Weigel Broadcasting. All of the Company's revenues in 2002 are from its Radio X joint venture.

COMPETITION

The competition in the entertainment and media industries is considerable and very fluid. There are "major" television networks, many cable channels and numerous, start-up "Web Channels". To the best of The Company's knowledge there does not currently exist any other business that is directly competitive with its wholly owned subsidiary RTV, but numerous radio networks are operating in the US.

The U.S. Television industry, however, is a vast, multi-billion dollar business consisting of numerous programming networks distributed to analog and digital receivers in domestic and international markets via an affiliation of local ("over-the-air") Broadcasters, Cable TV Operators, Direct Broadcast Satellite Operators, Digital Satellite Distributors and others. These various Networks are supported by advertising sales, operator and subscribers fees, pay per view revenues, government subsidies or a combination thereof. The Network's programming ranges from primarily general entertainment channels (NBC, CBS, USA) to a multiple of niche or theme channels such as MTV, ESPN, SCI FI Channel, and HGTV. The industry is dominated by a handful of major media conglomerates such as AOL Time Warner, Viacom, Disney and News Corp.

The U.S. Radio industry consists of thousands of individual stations located in virtually every US market broadcasting a vast and very diversified mix of programs. In recent years the industry has consolidated significantly and is dominated by two major media companies, Clear Channel Communications and Infinity Broadcasting (Viacom), and large networks such as Premier Networks Westwood One, ABC Networks and several others.

EMPLOYEES

The Company has currently one full-time employee, who has a formal employment agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company maintains an office address in Coral Springs, Florida at 1440 Coral Ridge Drive #140, Coral Springs, FL 33701. The Company's subsidiary, RadioTV Network Inc., operates out of an office at 5670 Wilshire Blvd., Suite 1300, Los Angeles, CA 90036, provided by a Company shareholder, Alchemy Media, LLC.

ITEM 3. LEGAL PROCEEDINGS

The Company and its Chief executive officer were named in a lawsuit filed in the Southern district of Florida, captioned FLORIDA SECURITIES FUNDING PARTNERSHIP
V. SUN NETWORK GROUP ET AL, Case No. 02-80360 filed April 22, 2002. The Company decided to settle this lawsuit and avoid any further expense of litigation and did so in February 2003 by payment of $6500 and the issuance of 1,000,000 restricted Company shares to the Plaintiffs. A dismissal was filed and recorded in this matter on February 12, 2003 dismissing all of Plaintiff's claims, with prejudice. The Company is not a party to any other litigation and management has no knowledge of any other threatened or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

On December 26, 2001, our common stock was authorized to trade on the over-the-counter market with quotations available on the OTC Electronic Bulletin Board under the symbol "SNNW." No trades occurred until January 3, 2002.

The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                    HIGH                      LOW
2003                                -----                     ----

First Quarter                       $0.06                     $.017


                                    HIGH                      LOW
2002                                -----                     ----

First Quarter                       $1.55                     $.56
Second Quarter                      $ .67                     $.07
Third Quarter                       $ .27                     $.05
Fourth Quarter                      $ .06                     $.015


SECURITY HOLDERS

At April 9, 2003, there were 28,448,487 shares of our common stock outstanding, which were held of record by approximately 347 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid a dividend since our incorporation. Our Board of Directors may consider the payment of cash dividends, dependent upon the results of our operations and financial condition, tax considerations, industry standards, economic considerations, regulatory restrictions, general business factors and other conditions.

RECENT SALES OF UNREGISTERED SECURITIES

The securities described below represent our securities sold by us during the fiscal year ended December 31, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

        PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

        None.

        SALES OF DEBT AND WARRANTS FOR CASH

        None

        OPTION GRANTS

        None

        ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         In December 2002, we issued 5 million shares of our common stock to our CEO, T.J. Coleman, in lieu of salary of $120,000.

         In February 2003, we issued $6,500 and 1 million shares of our common stock to Florida Securities Partnership to settle a lawsuit.

The above offerings and sales were deemed to be exempt under Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons and transfer was restricted by us in accordance with the requirements of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The tables below set forth, in summary form, selected financial data of the Company. This data, which is not covered by the independent auditors' report, should be read in conjunction with the consolidated financial statements and notes thereto which are included elsewhere herein.

                                                  Year Ended December 31,
                                                  -----------------------
                                2002          2001          2000         1999          1998
                                ----          ----          ----         ----          ----
Net Sales ................  $     3,566   $         0   $    43,903   $   127,992   $         0

Operating expenses .......  $   735,639   $   200,135   $   139,390   $   304,739   $    75,382

Settlement income ........  $         0   $    35,200   $         0   $         0   $         0

Interest expense .........  $   515,279   $         0   $         0   $         0   $         0

Loss from operations .....  $  (732,073)  $  (200,135)  $   (95,487)  $  (176,747)  $   (75,382)

Net loss .................  $(1,237,497)  $  (164,935)  $  (113,483)  $  (222,028)  $    75,382

Basic and diluted loss per
common share .............  $     (0.06)  $     (0.01)  $     (0.01)  $     (0.02)  $     (0.01)


SELECTED BALANCE SHEET DATA AS OF DECEMBER 31, 2002 and 2001

                             2002           2001
                             ----           ----

Current assets .........  $   162,661   $     5,321

Current liabilities ....  $   625,465   $   107,950

Total assets ...........  $   172,853   $    40,521

Total liabilities ......  $   625,465   $   107,950

Minority Interest ......  $    43,224   $         0

Accumulated deficit ....  ($1,813,325)  ($  575,828)

Stockholders' deficiency  ($  495,836)  ($   67,429)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs and also produces and distributes radio programs through a partnership with an established radio network.

RECENT DEVELOPMENTS

On June 27, 2002 the Company entered into agreement with four (4) institutional investors to provide the Company $750,000 in capital through a Secured Convertible Debenture Offering ("Debenture"). The Company has filed and withdrawn a SB-2 Registration Statement and, subsequently, a SB-2/A amended Registration Statement and a new SB-2 Registration Statement in connection with the Debenture.

On June 28, 2002 the Company entered into an Option Agreement and Plan of Merger ("Agreement") to acquire all of the assets of Live Media Enterprises, Inc ("Live"), a west coast based independent producer of consumer lifestyle events. On September 3, 2002 the Company elected to terminate the Agreement with Live and will not proceed with the acquisition even on modified terms. In connection with the Agreements the Company has loaned Live the sum of $56,000. This loan is documented in two Promissory Notes and is collateralized by substantially all of the assets of Live and personally guaranteed by Live's principal shareholder and officer. The Company is presently negotiating terms with Live to repay the loan.

On September 5, 2002, the Company entered into agreement with Sports Byline USA, L.P. to own and operate a new, national radio network, Radio X. Radio X intends to develop, produce, license, broadcast and distribute radio programs, targeted to young males, that will be distributed via traditional terrestrial stations, via satellite and over the Internet. The Company has contributed the sum of $100,000 to this business plus certain management services. Our partnership interest is 50%, however, we have an overriding voting control over all matters of the partnership. Radio X currently has three radio programs in distribution.

The Company intends to use the net proceeds from the Debenture to develop, operate and expand the businesses of RTV and Radio X and to continue to seek other opportunities for the Company. The Company believes that upon completing the Debenture financing it will have sufficient capital to operate through the end of 2003. The Company will, however, continue to seek additional capital to fund further development, expansion and operation of its businesses. Upon conversion of the Debentures into the Company common stock there will be substantial shareholder dilution.

RESULTS OF OPERATIONS

The year ended December 31, 2002 Compared To the year ended December 31, 2001.

REVENUES

Revenues for the year ended December 31, 2002 were $3,566 as compared to revenues for the year ended December 31, 2001 of $0. The $3,566 revenues were derived from the new consolidated subsidiary, Radio X Network during its initial few months of operation. The revenues generated in fiscal 2001 were from a settlement of pre-paid advertising from a former broadcaster of a Company TV program in Chicago.

OPERATING EXPENSES

Compensation was $165,261 for the year ended December 31, 2002 compared to $101,768 for the comparable period in 2001. Compensation in 2002 relates solely to compensation under our employment agreement with our president aggregating $150,000 plus payment of certain of his personal expenses totaling $15,261. Through December 31, 2002 the Company had accrued a cumulative $178,750 in Compensation due to our president. On December 30, 2002 the Board authorized the issuance of 5,000,000 common shares of the Company's stock to the president in exchange for $120,000 of that accrued Compensation. Accrued Compensation due to the president, under an employment agreement at December 31, 2002, was $58,750.

The Company has a reserve for bad debt of $112,580 for the year ended December 31, 2002 compared with $0 for the year ended December 31, 2001. The reserve consists of $58,755 of loan principal and interest due from Live Media Enterprises, Inc, $43,501 in connection with the Company's investment in Radio X Network and $10,324 for the Company's investment in Nexxray, LLC. Although the Company believes all of these investments are viable and collectible it is taking the reserve at the suggestion of its auditors.

Amortization of radio programs of $4,808 and facility usage rights and management services of $2,244 in the year ended December 31, 2002 results from amortizing the radio programs intangible assets and facility usage rights and management services that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network. The intangible assets were being amortized using the straight-line method over the expected useful life of the program of one year and on a usage basis for the facility rights. There was no asset being amortized in year 2001 as the investment was made in September 2002.

Consulting expense for the year ended December 31, 2002 was $193,918 compared to $33,395 in the year ended December 31, 2001. Consulting fees in the year ended December 31, 2002 of $193,918 consisted of $106,700 of expense relating to 600,000 common shares issued to a consultant, $70,200 of cash fees paid to that same consultant plus $17,018 of cash fees to other consultants.

For the year ended December 31, 2002 the Company had an Impairment loss of $32,756 as compared to $0 for the year ended December 31, 2001. The Company recorded a $50,000 investment differential of its Radio X partnership investment to the facilities usage rights, management services and the radio programs based upon fair market valuations of $35,000 to facilities and management and $15,000 to the radio programs. The facility usage rights of $32,756 ($35,000 net of accumulated amortization of $2,244) were impaired at December 31, 2002 since the Company could not reliably project positive future cash flows due to the development stage nature of the Radio X business.

Professional fees for the year ended December 31, 2002 were $65,001 compared to $24,503 for the year ended December 31, 2001. The increase is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 and our quarterly and annual reports.

General and administrative expenses were $117,838 for the year ended December 31, 2002 compared to $30,140 for the year ended December 31, 2001. The increase in expenses is primarily due to the amortization of $35,200 of pre-paid advertising used in 2002, expenses incurred in connection with obtaining a listing for the Company's stock on the Berlin Stock Exchange, Radio X expenses of $10,000 and an increase in corporate document fees.

The Debenture penalty of $31,233 represents the accrued penalty under the provisions of the Convertible Debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the Convertible Debentures.

Interest expense was $515,279 for the year ended December 31, 2002 compared to $0 for the year ended December 31, 2001. $475,795 of the interest expense is attributed to the non-cash interest of the beneficial conversion feature of the Convertible Debenture offering and $39,484 of accrued interest of the Convertible Debentures and amortization of the debt discount.

As a result of these factors, we reported a loss from operations of $732,073 for the year ended December 31, 2002 as compared to a loss from operations of $200,135 for the year ended December 31, 2001. Our net loss was $1,237,497 or $0.06 per share for 2002 compared to $164,935 or $0.01 per share for 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

In fiscal year 2001 the Company incurred a net loss of $164,935 compared to a net loss of $113,483 for the year ending December 31, 2000. In 2001 the Company subsidiary, RadioTV Network, Inc, reduced operational, film and exploitation expenses as it discontinued the broadcast and syndication of its principal program in anticipation of changing broadcast outlets and its merger with the Company. The Company's continuing operations and financial results for the year reflect these changes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had a stockholders' deficit of $495,836. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002 and by the sale of convertible debentures of $500,000 through December 31, 2002. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans. The cash balance at December 31, 2002 was $81,751. As of April 10, 2003 the Company had less than $10,000 cash on hand and will have to minimize operations until it receives additional cash flows from its businesses or completes its Debenture financing.

We have no other material commitments for capital expenditures except for the anticipated launch of a RadioTV Network program in 2003. We expect an additional $250,000 in convertible debenture financing upon effectiveness of our registration statement. We may also receive financing from the exercise of 500,000 outstanding warrants, which would provide a maximum funds of $75,000. Other than an estimated $50,000 to $500,000 to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and warrant exercise proceeds we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2003, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2003.

Net cash used in operations during the year ended December 31, 2002 was $300,438 and was substantially attributable to net loss of $1,237,497, offset primarily by non-cash interest expenses of $475,795 relating to the beneficial conversion feature of the Convertible Debentures, non-cash stock based expenses of $106,700, non-cash advertising expense of $35,200, accrued compensation of $110,000, non-cash debt discount amortization of $11,431 and amortization of deferred debt issuance costs of $10,000. In the comparable period of 2001 we had net cash used in operations of $91,617 primarily relating to the net loss of $164,935 and non-cash settlement income of $35,200, primarily offset by stock based consulting expense of $33,395 and accrued compensation of $68,750.

Net cash used in investing activities during the year ended December 31, 2002 was $159,501 relating to a loan to a potential acquiree of $56,000, a convertible loan of $10,000 and a $93,501 investment in Radio X partnership. The prior year comparable period had nominal investing activity.

Net cash provided by financing activities for the year ended December 31, 2002 was $536,369 as compared to net cash provided by financing activities of $89,263 for the year ended December 31, 2001. During the year ended December 31, 2002, we received proceeds from a common stock sale to an investor of $82,390, proceeds from convertible debentures of $500,000, offset by debt issuance costs of $20,000 and repayment of related party loans of $26,021. In the comparable period of 2001 we received a loan from stockholder of $29,263 and equity proceeds from stockholders of $60,000.

For the fiscal year ended December 31, 2002, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

ESTIMATES

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

We generally produce episodic television series and radio programs and generate revenues from advertising sales and the sale of broadcast licenses. Advertising revenues can vary significantly subject to a program's popularity and distribution and general supply and demand and the terms of the licensing arrangements may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The table below sets forth certain information with respect to our directions and executive officers as of April 9, 2003.

        Name                         Age             Position
 -------------------                 ---             ------------------------

 Richard Wellman                     59              Chairman, Director

 T. Joseph Coleman                   52              Chief Executive Officer,
                                                     President and Director

 William H. Coleman                  43              Director, Secretary

All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Directors do not receive cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directions

Richard Wellman (Chairman) has been a Director of the Company since July 16, 2001. Since 1994 Mr. Wellman has been the President and CEO of Creative Air Transport, Inc. a US flag cargo carrier for the US Post Office, Federal Express Company, Lufthansa Airlines and other air cargo customers. From 1986 to 1994 Mr. Wellman was the CEO of International Airline Support Group, Inc., a major airline parts business. Prior to IASG, Mr. Wellman served in the US Air Force and subsequently he was a Flight Engineer and Pilot for several International airlines.

T. Joseph Coleman has been a Director of the Company since July 16, 2001. Mr. Coleman is President and CEO of the Company. Mr. Coleman was the founder and CEO of the Atlantic Entertainment Group from its inception in 1974 until its sale in 1989. Atlantic was one of the leading and largest independent producer/distributors of motion pictures in the world. Subsequent to Atlantic Mr. Coleman was the founder and Chairman of the Independent Telemedia Group a national market public company that acquired and developed emerging businesses in the entertainment sector. Since resigning as Co-Chairman of INDE, Mr. Coleman has pursued several entertainment and media related businesses.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a participation in the securities or banking industries, or a finding of securities or commodities law violations.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company.

COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2002, except as described below, all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

T.J. Coleman failed to file a Form 4 for in January 2003.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary for the fiscal years ended, of the cash and non-cash compensation awarded, paid or accrued by us to our President and CEO our compensated officer, who served in such capacities at the end of fiscal 2002 and 2001.

                 SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION

 Name and Principal          Year   Salary ($)   Bonus($)      All Other
 Positions                                                  Compensations ($)
 -----------------------     ----   ----------   --------   -----------------
 T. Joseph Coleman           2002   150,000(1)       -          15,261 (2)
 Chief Executive Officer     2001    89,750(1)       -          12,018 (2)

(1) Mr. Coleman deferred his 2002 and 2001 salary and bonus due under his employment agreement with the Company dated July 16, 2001.

(2) RTV Media Corp. paid certain auto and insurance expense for Mr. Coleman in 2001 and 2002.

EMPLOYMENT AGREEMENTS

The Company has one employment agreement with its Chief Executive Officer, T. Joseph Coleman. Mr. Coleman's three (3) year agreement entitles him to an annual salary of $120,000 plus a guaranteed annual bonus of $30,000 and customary fringe benefits and expenses. Mr. Coleman has deferred his salary and bonus for the first year of his contract. The Company has issued Mr. Coleman 5,000,000 shares of restricted common stock to satisfy $120,000 of the obligation. The Company has no other employment agreements but may enter into them in the future in connection with acquisitions or in the normal course of its business. In December 2002, we extended Mr. Coleman's employment agreement to expire on July 15, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 8, 2003 regarding the beneficial ownership of our common stock held by each of two executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. "Voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                                             Amount and Nature     Percent
                                                    Of                of
                          Position with         Beneficial          Common
Stock Name & Address     Sun Network Grp.       Ownership (1)    Outstanding (1)
--------------------   -------------------   -----------------   ---------------
T. Joseph Coleman      Director, President      8,617,500 (2)        30.29%
1440 Coral Ridge Dr.   CEO
#140
Coral Springs,
FL 33071

William H. Coleman     Director, Secretary      2,350,000 (3)         8.26%
45 Whitewood Circle
Norwood, MA 02002

Total securities held by officers              10,967,500            38.55%
and directors as a group (2 people):

(1) Based upon 28,448,487 shares outstanding as of April 9, 2003.

(2) Includes (i) 5 million shares of common stock owned by Mr. Coleman and (ii) 3,617,500 shares of common stock owned by RTV Media Corp. Mr. Coleman is the President of RTV Media Corp and votes the Company's shares on behalf of RTV Media Corp. Mr. Coleman is not the majority shareholder of RTV Media Corp. Mr. Coleman's brother is William H. Coleman.

(3) Mr. Coleman is the Trustee of the Coleman Family Trust. Mr. Coleman's brother is T. Joseph Coleman.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To the best of managements' knowledge, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 14. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed by our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Acting Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

2.1 Subscription Agreement by and between Sun Network Group, Inc and Bengt Bjorsvik dated March 28, 2002, attached as Exhibit 2.1 to Form SB-2 filed by Company (Sun Network Group, Inc.) on July 30, 2002 and incorporated by reference herein.

3.1 Agreement and Plan of Merger dated July 16, 2001, attached as Exhibit 1 to 8-K/A filed by Company (Sun Express Group, Inc.) on July 31, 2001 and incorporated by reference herein.

4.1 Option Agreement and Plan of Merger agreement by and between Sun Network Group, Inc and Live media Enterprises, Inc dated as of June 28, 2002, attached as Exhibit 4.1 to Form SB-2 filed by Company (Sun Network Group, Inc.) on July 30, 2002 and incorporated by reference herein.

10.1 Securities Purchase Agreement dated June 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd, Pegasus Capital Partners, LLC and the Company, attached as Exhibit 10.1 to Form SB-2 filed by Company (Sun Network Group, Inc.) on July 30, 2002 and incorporated by reference herein.

10.2     Form of Stock Purchase Warrant dated June 27, 2002, attached as Exhibit
         10.2 to Form SB-2 filed by Company (Sun Network Group, Inc.) on July 30, 2002 and incorporated by reference herein.

10.3     Form of Secured Convertible Debenture dated June 27, 2002, attached as
         Exhibit 10.3 to Form SB-2 filed by Company (Sun Network Group, Inc.) on July 30, 2002 and incorporated by reference herein.

10.4 Security Agreement dated June 27, 2002, attached as Exhibit 10.4 to Form SB-2 filed by Company (Sun Network Group, Inc.) on July 30, 2002 and incorporated by reference herein.

10.5 Registration Rights Agreement dated June 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and the Company, attached as Exhibit 10.5 to Form SB-2 filed by Company (Sun Network Group, Inc.) on July 30, 2002 and incorporated by reference herein.

10.6 Amendment to Securities Purchase Agreement dated June 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd, Pegasus Capital Partners, LLC and the Company.

10.7 Amendment to Registration Rights Agreement dated June 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and the Company.

10.8 Partnership Agreement of the Radio X Network dated September 5, 2002 between RadioTV Network, Inc. and Sports Byline USA L.P.

99.1 Certification of the Chief Executive Officer and Acting Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Code of Ethics and Business Conduct of Officers, Directors and
         Employees

REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 15th day of April 2003.

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



Signatures                 Title                               Date


/s/ T. Joseph Coleman      Director, President and CEO         April 15, 2003

/s/ William H. Coleman     Director and Secretary              April 15, 2003

                                  CERTIFICATION

         I, T. Joseph Coleman, CEO and Acting CFO, certify that:

1. I have reviewed this annual report on Form 10-K of Sun Network Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003

/s/ T. Joseph Coleman
Chief Executive Officer

                             Sun Network Group, Inc.
                                and Subsidiaries

                        Consolidated Financial Statements

                        December 31, 2002, 2001 and 2000


                                    Contents


                                                                         Page(s)
                                                                         -------
Independent Auditors' Report ................................................F-2


Consolidated Balance Sheets .................................................F-3


Consolidated Statements of Operations .......................................F-4


Consolidated Statements of Changes in Stockholders' Equity (Deficiency) .....F-5


Consolidated Statements of Cash Flows .......................................F-6


Notes to Consolidated Financial Statements ..........................F-8 to F-20

                          Independent Auditors' Report


Board of Directors and Stockholders of:
Sun Network Group, Inc.

We have audited the accompanying consolidated balance sheets of Sun Network Group, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes of stockholders' equity (deficiency) and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Sun Network Group, Inc. and Subsidiaries as of December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has accumulated deficit of $1,813,325 and a working capital deficit of $462,804 at December 31, 2002, net losses in 2002 of $1,237,497, cash used in operations in 2002 of $300,438, and nominal revenues. These factors and the need for additional cash to fund operations over the next year raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 27, 2003

                               Sun Network Group, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                                      December 31, 2002 and 2001


                                                Assets
                                                                              2002           2001
                                                                           -----------   -----------
Current Assets
Cash ....................................................................  $    81,751   $     5,321
Due from joint venture partner, net .....................................       50,000             -
Deferred debt issuance cost, net ........................................       10,000             -
Prepaids ................................................................       20,910             -
                                                                           -----------   -----------
Total Current Assets ....................................................      162,661         5,321
                                                                           -----------   -----------

Other Assets
Prepaid advertising .....................................................            -        35,200
Radio programs, net .....................................................       10,192             -
                                                                           -----------   -----------
Total Other Assets ......................................................       10,192        35,200
                                                                           -----------   -----------

Total Assets ............................................................  $   172,853   $    40,521
                                                                           ===========   ===========


                Liabilities, Minority Interest, and Stockholders Equity (Deficiency)

Current Liabilities
Convertible debentures, net of discount .................................  $   487,226 $           -
Accounts payable ........................................................       16,961         9,937
Accrued interest ........................................................       28,053             -
Accrued penalty .........................................................       31,233             -
Accrued compensation, related party .....................................       58,750        68,750
Due to officer ..........................................................        3,242        29,263
                                                                           -----------   -----------

Total Liabilities .......................................................      625,465       107,950
                                                                           -----------   -----------

Minority interest .......................................................       43,224             -
                                                                           -----------   -----------

Stockholders' Deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized 22,448,487
   and 21,665,399 issued and outstanding, respectively ..................       22,448        21,665
Common stock issuable (5,000,000 shares at par value) ...................        5,000             -
Additional paid-in capital ..............................................    1,290,041       486,734
Accumulated deficit .....................................................   (1,813,325)     (575,828)
                                                                           -----------   -----------

Total Stockholders' Deficiency ..........................................     (495,836)      (67,429)
                                                                           -----------   -----------

Total Liabilities, Minority Interest and Stockholder' Equity (Deficiency)  $   172,853   $    40,521
                                                                           ===========   ===========

                     See accompanying notes to consolidated financial statements

                                                 F-3

                    Sun Network Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        December 31, 2002, 2001 and 2000


                                            2002          2001          2000
                                        -----------   -----------   -----------

Revenues .............................  $     3,566   $         -   $    43,903
                                        -----------   -----------   -----------
Operating Expenses
Compensation .........................      165,261       101,768        26,230
Amortization .........................        7,052             -             -
Bad debt .............................      112,580             -             -
Contract labor .......................            -             -         1,167
Consulting ...........................      193,918        33,395             -
Debenture penalty ....................       31,233             -             -
Debt issuance cost amortization ......       10,000             -             -
Depreciation .........................            -             -        25,795
Exploitation costs ...................            -        10,329         4,252
Film costs ...........................            -             -        57,979
General and administrative ...........      117,838        30,140        23,967
Impairment loss ......................       32,756             -             -
Professional fees ....................       65,001        24,503             -
                                        -----------   -----------   -----------
Total Operating Expenses .............      735,639       200,135       139,390
                                        -----------   -----------   -----------

Loss from Operations .................     (732,073)     (200,135)      (95,487)

Other Income (Expenses)
Settlement income ....................            -        35,200             -
Interest expense .....................     (515,279)            -       (17,996)
Interest income ......................        3,079             -             -
                                        -----------   -----------   -----------
Total Other Income (Expenses) ........     (512,200)       35,200       (17,996)
                                        -----------   -----------   -----------

Loss before minority interest ........   (1,244,273)            -             -

Minority interest in subsidiary losses        6,776             -             -
                                        -----------   -----------   -----------

Net Loss .............................  $(1,237,497)  $  (164,935)  $  (113,483)
                                        ===========   ===========   ===========

Net loss per share - basic and diluted  $     (0.06)  $     (0.01)  $     (0.01)
                                        ===========   ===========   ===========

Weighted average shares outstanding ..   22,143,751    16,946,324    13,261,111
                                        ===========   ===========   ===========

           See accompanying notes to consolidated financial statements

                                       Sun Network Group, Inc. and Subsidiaries
                        Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                     Years Ended December 31, 2002, 2001 and 2000


                                                              Common Stock     Additional
                                       Common Stock             Issuable        Paid-In     Accumulated
                                    Shares       Amount     Shares    Amount    Capital       Deficit        Total
                                  -----------   --------   ---------  ------  -----------   -----------   -----------
Balance, December 31, 1999 .....   13,261,111   $ 13,261           -  $    -  $   209,717   $  (297,410)  $   (74,432)

Contributed capital ............            -          -           -       -      103,375             -       103,375

Conversion of promissory note
 and accrued interest to equity             -          -           -       -      204,490             -       204,490

Exchange of equity for equipment   (1,326,111)    (1,326)          -       -     (114,513)            -      (115,839)

Net loss, 2000 .................            -          -           -       -            -      (113,483)     (113,483)
                                  -----------   --------   ---------  ------  -----------   -----------   -----------

Balance, December 31, 2000 .....   11,935,000     11,935           -       -      403,069      (410,893)        4,111

Issuance of stock for cash .....      898,333        898           -       -       59,102             -        60,000

Issuance of stock for services .      500,000        500           -       -       32,895             -        33,395

Recapitalization ...............    8,332,066      8,332           -       -       (8,332)            -             -

Net loss, 2001 .................            -          -           -       -            -      (164,935)     (164,935)
                                  -----------   --------   ---------  ------  -----------   -----------   -----------

Balance, December 31, 2001 .....   21,665,399     21,665           -       -      486,734      (575,828)      (67,429)

Issuance of stock for cash .....      183,088        183           -       -       82,207             -        82,390

Issuance of stock for services .      300,000        300           -       -       83,700             -        84,000

Warrants issued with convertible
 debentures ....................            -          -           -       -        9,430             -         9,430

Issuance of stock issued for
 services ......................      300,000        300           -       -       22,400             -        22,700

Warrants issued with convertible
 debentures ....................            -          -           -       -       14,775             -        14,775

Beneficial conversion value of
 convertible debentures ........            -          -           -       -      475,795             -       475,795

Stock issued to officer for
 accrued compensation ..........            -          -   5,000,000   5,000      115,000             -       120,000

Net loss, 2002 .................            -          -           -       -            -    (1,237,497)   (1,237,497)
                                  -----------   --------   ---------  ------  -----------   -----------   -----------

Balance, December 31, 2002 .....   22,448,487   $ 22,448   5,000,000  $5,000  $ 1,290,041   $(1,813,325)  $  (495,836)
                                  ===========   ========   =========  ======  ===========   ===========   ===========

                              See accompanying notes to consolidated financial statements

                                                          F-5

                            Sun Network Group, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                December 31, 2002, 2001 and 2000

                                                          2002          2001          2000
                                                       -----------   -----------   -----------
Cash Flows from Operating Activities:
Net loss ............................................  $(1,237,497)  $  (164,935)  $  (113,483)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation and amortization of long-lived assets ..        7,052             -        25,795
Bad debt expense ....................................      112,580             -             -
Impairment loss .....................................       32,756             -             -
Interest expense of beneficial conversion feature ...      475,795             -             -
Amortization of deferred debt issuance costs ........       10,000             -             -
Amortization of debt discounts to interest expense ..       11,431             -             -
Prepaid advertising expense .........................       35,200             -             -
Stock based consulting expense ......................      106,700        33,395             -
Settlement income ...................................            -       (35,200)            -
Allocation of loss to minority interest .............       (6,776)            -             -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable .................................            -           300         2,700
Interest receivable .................................       (3,079)            -             -
Prepaids ............................................      (20,910)          385           904
Increase (decrease) in:
Accounts payable ....................................        7,024         5,688        (7,999)
Accrued interest ....................................       28,053             -             -
Accrued penalties ...................................       31,233             -             -
Accrued compensation, related party .................      110,000        68,750             -
                                                       -----------   -----------   -----------
Net Cash Used in Operating Activities ...............     (300,438)      (91,617)      (92,083)
                                                       -----------   -----------   -----------
Cash Flows from Investing Activities:
Purchase of property and equipment ..................            -             -        (4,846)
(Loan to) repayment from officer ....................            -         4,587        (4,587)
Loan disbursements ..................................      (56,000)            -             -
Convertible note disbursement .......................      (10,000)            -             -
Loan disbursement to joint venture partner ..........      (93,501)            -             -
                                                       -----------   -----------   -----------
Net Cash Provided by (Used in) Investing Activities .     (159,501)        4,587        (9,433)
                                                       -----------   -----------   -----------
Cash Flows from Financing Activities
Loan proceeds from officer ..........................            -        29,263             -
Proceeds from sale of common stock ..................       82,390        60,000       103,375
Proceeds from convertible debenture .................      500,000             -             -
Debt issuance cost disbursement .....................      (20,000)            -             -
Loan repayment to officer ...........................      (26,021)            -             -
                                                       -----------   -----------   -----------
Net Cash Provided by Financing Activities ...........      536,369        89,263       103,375
                                                       -----------   -----------   -----------

Net Increase in Cash ................................       76,430         2,233         1,859
Cash at Beginning of Year ...........................        5,321         3,088         1,229
                                                       -----------   -----------   -----------
Cash at End of Year .................................  $    81,751   $     5,321   $     3,088
                                                       ===========   ===========   ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During 2000, a stockholder surrendered its entire interest in exchange for all equipment owned by the Company with a net book value of $115,839.

During 2000, stockholders contributed advances and related accrued interest totaling $204,409 to stockholders' equity.

During 2002, the Company issued 5,000,000 common shares to its sole officer in exchange for accrued compensation of $120,000.

During 2002, the Company recorded $50,000 in intangible assets from applying purchase method accounting to the formation of a joint venture partnership. Minority interest of $50,000 was recorded and equity loss pickup of $6,776 was recognized.

          See accompanying notes to consolidated financial statements.

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1   Nature of Operations and Significant Accounting Policies

         (A) Nature of Operations

         Sun Network Group, Inc. was incorporated under the laws of Florida on May 9, 1990 and was inactive for several years.

         On July 17, 2001, RadioTV Network, Inc. ("Radio TV") was merged into Sun Express Merger Corp., a subsidiary of Sun Network Group, Inc. The transaction was accounted for as a recapitalization of Radio TV. Radio TV Network, LLC, the predecessor to Radio TV, had an inception year of 1998 and acted as a Defacto company until its formation in 1999. Effective on January 1, 2001, RadioTV Network, LLC sold its assets and certain liabilities to a newly formed corporation, RadioTV, under common control of the remaining two members of the LLC. The transaction was treated as a recapitalization of Radio TV Network, LLC.

         Pursuant to the merger into Sun Express Merger Corp. discussed above, all shares of RadioTV were exchanged for 13,333,333 shares or 61.57% of Sun Express Group, Inc. In accordance with APB 16, the transaction was accounted for as a recapitalization of RadioTV at historical cost and the historical results of operations in the accompanying consolidated financial statements are those of RadioTV and its predecessor Radio TV Network, LLC, with the operations of Sun Network Group, Inc., included from the July 17, 2001. Concurrent with the merger, on July 17, 2001, the Company authorized a 1-for-3 reverse split of its outstanding common stock.

         All amounts in the accompanying consolidated financial statements have been retroactively restated to reflect the recapitalizations and the reverse stock split. In addition, for comparative purposes, for transactions, which occurred during the period the Company was an LLC, the members are referred to in the accompanying consolidated financial statements as stockholders.

         On September 5, 2002, the Company formed a general partnership with one other partner (see Note 8). The partnership, Radio X Network ("Radio X"), was formed to independently create, produce, distribute, and syndicate radio programs. The Company offers radio programs to radio stations in exchange for advertising time on those stations, which the Company then sells to advertisers. This is known in the media industry as "barter syndication." In return for providing the radio stations with programming content, the Company receives advertising minutes, which the Company then sells to advertisers. The amount of advertising minutes received is based on several factors, including the type and length of the programming and the audience size of the radio station affiliate. In some instances, the Company may also receive a monthly license fee in addition to or in lieu of the commercial inventory and may derive revenues from sponsorship and merchandising.

         Sun Network Group, Inc. acts as a holding company for Radio X and Radio TV. Radio TV produces and broadcasts television versions of top rated radio programs.

         (B) Principles of Consolidation

         The consolidated financial statements include the accounts of Sun Network Group, Inc., its wholly owned subsidiary, Radio TV, and its controlled subsidiary Radio X. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Significant estimates included in the accompanying consolidated financial statements include an allowance on accounts and loans receivable, impairment losses on long lived assets, and valuation of non-cash stock based transactions.

         (D) Cash Equivalents

         For the purpose of the consolidated cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (E) Notes and Other Receivables

         The Company assesses the probability of collections on loans, notes and other receivables and records an allowance for loan loss accordingly.

         The Company recognizes interest income on notes and loans receivable in default, and records an appropriate allowance for loan loss on the resulting interest receivable.

         (F) Intangible Assets

         Intangible assets included in the accompanying consolidated balance sheet in other assets consist of purchased or acquired investments in programming, and facility usage rights and management services acquired upon the formation of the Company's controlled subsidiary, Radio X. The Company recorded the assets pursuant to SFAS 141 and determined the continuing accounting treatment in accordance as to SFAS 142. The Company recorded amortization of facility usage rights over five years, management services on a usage basis, and amortization of radio programs over one year. At December 31, 2002, an impairment loss was recognized (see Note 4).

         (G) Long-Lived Assets

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

         (H) Minority Interest

         The minority interest in the net income or loss of the Company's consolidated subsidiary, Radio X, is reflected in the consolidated statements of operations after allocation of the minority interest proportionate share of losses of the Radio X subsidiary.

         (I) Stock-Based Compensation

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123.

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

         The carrying amounts of the Company's short-term financial instruments, including accounts payable and due to officer, approximate fair value due to the relatively short period to maturity for these instruments. The carrying amount of the Company's notes receivable have been reduced to their estimated fair market value of zero through the recording of an allowance for loan loss.

         (K) Revenue Recognition

         The Company accounts for revenues from its Radio TV Network, Inc operations in accordance with the AICPA Accounting Standards Executive Committee Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

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

         The Company recognizes revenues from the sale of radio program advertising in its Radio X Network operations when the fee is determinable and after the commercial advertisements are broadcast. Any amounts received from customers for radio advertisements that have not been broadcast during the period are recorded as deferred revenues until such time as the advertisement is broadcast.

         The Company recognizes radio program license fee revenues when evidence of a licensing arrangement exists, the license period has begun, delivery of the program to the licensee has occurred or is available for immediate and unconditional delivery, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured.

         (L) Costs and Expenses of Producing Films

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

         (M) Income Taxes

         During 2000, the Company was structured as a limited liability company and elected to be taxed as a partnership under the Internal Revenue Code. In lieu of paying corporate income taxes, the members were taxed individually on their proportionate share of the Company's taxable income. Therefore, no provisions or liability for income taxes during 2000 has been included in the accompanying consolidated financial statements.

         Starting from January 1, 2001, income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS 109")." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (N) Recent Accounting Pronouncements

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

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 142 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 143, "Accounting for Asset Retirement Obligations," requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The implementation of SFAS 144 on January 1, 2002 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

         (O) Net Loss Per Common Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2002 and 2001, there were 500,000 common stock warrants outstanding, which may dilute future earnings per share.

Note 2   Note Receivable and Due from Joint Venture Partner

The Company advanced a potential acquiree $56,000 under a promissory note which amount has been fully reserved at December 31, 2002 due to default. (See Note 7)

Upon formation of the joint venture and through the date of the accompanying audit report (see Note 8), the joint venture partner did not establish a separate bank account for the joint venture. At December 31, 2002, management could not ascertain the collectability of $43,501 of the balance due. Accordingly, this amount has been fully reserved as an allowance and charged to bad debt expense.

Note 3   Convertible Note Receivable

On September 17, 2002, the Company loaned $10,000 to a third party limited liability company ("LLC"). The loan carries annual interest at 10% and matures on November 16, 2002. During the term of the loan, the Company may convert the principal and accrued interest into a 0.3% membership interest in the LLC. If the Company elects to convert, no interest due shall be payable to the Company. If the Company converts and holds the 0.3% membership interest, it will be entitled to receive a proportionate 0.3% of the LLC's interest in cash flow, profits, and tax benefits. The note is secured by the pledge of the general assets of the LLC. On November 16, 2002, the borrower defaulted and on February 28, 2003, the Company and the LLC executed a letter agreement to extend all due dates and conversion date to May 1, 2003. Due to the default and uncertainty about collecting the receivable and the value of the investment if converted, the Company has established a 100% valuation allowance. The convertible note receivable at December 31, 2002 was as follows:

Convertible note receivable         $     10,000
Accrued interest receivable                  324
Allowance for loan loss                  (10,324)
                                       -----------
                                    $       -
                                       ===========

Note 4   Intangible Assets

The intangible assets were acquired on September 5, 2002 upon formation of the general partnership subsidiary (see Note 8). The Company has allocated the $50,000 investment differential (see Note 8) to the facilities usage rights and management services and to the radio programs based upon the estimated fair market value of each resulting in facilities usage rights and management services of $35,000 and radio programs of $15,000.

The Company determined to amortize the facility usage rights over five years and management services on a usage basis as they are contractually derived. The Company estimated a life of five years based on the average life of equipment that they have the rights to use. The Company amortizes the acquired radio programs over their estimated useful life of one year. Intangible assets were as follows at December 31, 2002:

Facilities usage rights and management services           $     35,000
Accumulated amortization                                        (2,244)
Impairment loss                                                (32,756)
                                                             -----------
                                                          $       -
                                                             ===========

Radio Programs                                            $     15,000
Accumulated amortization                                        (4,808)
                                                             -----------
                                                          $     10,192
                                                             ===========

At December 31, 2002, management was not able to accurately generate cash flow projections to support the recoverability of the facility usage rights asset since Radio X was still in early stage development. Accordingly, an impairment loss of $32,756 was recognized. Since the charge to operations of the amortization and impairment of this intangible asset exceeded the fair value of contributed services through December 31, 2002, no additional compensation expense was recognized as contributed services.

Note 5   Convertible Debentures and Warrants

On June 27, 2002, the Company entered into a Securities Purchase Agreement to issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company. The Company is permitted to use the proceeds to make one or more loans for a legitimate business purpose, which such loans, in the aggregate, may not exceed $100,000. As of June 27, 2002, $250,000 in convertible debentures were issued to various parties. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.9% of the total outstanding common stock of the Company. However, any debenture holder may waive this limitation provision with 61 days written notice to the Company. The conversion price generally is the lesser of (a) 50% of the market value of the common stock as defined in the debenture or (b) $0.15. Interest is payable either quarterly or at the conversion date at the option of the holder. The convertible debentures mature on June 27, 2003, and are secured by substantially all present and future assets of the Company.

The Company paid $20,000 of legal fees related to the debenture issuances and recorded these fees as a deferred debt issuance cost asset to be amortized over the one-year term of the debentures. Amortization of the deferred debt issuance cost included in general and administrative was $10,000 for the year ended December 31, 2002.

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

The discount on the convertible debentures are amortized to interest expense over the term of the debentures starting on July 1, 2002. Amortization included in interest expense for the year ended December 31, 2002 was $11,431.

Pursuant to EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" the convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. At June 27, 2002, this beneficial conversion value has been computed by the Company based on the $240,570 value allocated to the debentures and an effective conversion price of $0.043 per share. The value was computed as $259,430, but is limited under the above EITF provisions to the $240,570 value allocated to the debentures. Since the conversion feature is exercisable immediately, the $240,570 was recognized as interest expense on June 27, 2002. On August 8, 2002, the Company recognized an additional interest expense of $235,225 related to the additional debentures issued. At August 8, 2002, this beneficial conversion value has been computed by the Company based on the $235,225 value allocated to the debentures and an effective conversion price of $0.028 per share. The value was computed as $264,775, but is limited under the above EITF provisions to the $235,225 value allocated to the debentures.

If the registration statement relating to the debentures is not declared effective with in 90 days of June 27, 2002 or loses quotation in the NASD OTCBB the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. As of December 31, 2002, the registration statement was not effective and accordingly, the Company has accrued $31,233 of penalty fee.

The convertible debenture liability is as follows at December 31, 2002:

Convertible debenture                              $      500,000
Less: unamortized discount on debenture                   (12,774)
                                                       ------------
Convertible debenture, net                         $      487,226
                                                       ============

Accrued interest at December 31, 2002 was $28,053.

Note 6   Commitment and Contingencies

The Company and its Chief Executive Officer were named in a lawsuit filed in the Southern District Court of Florida. The lawsuit alleges the Company and its chief executive officer conspired to lower the Company's share price after a third party shareholder of the Company sold a block of his shares to a Florida securities partnership. The Company is not a party to any other litigation and management has no knowledge of any other threatening or pending litigation. On February 5, 2003, the Company settled the matter by paying the plaintiffs $6,500 and 1,000,000 shares of the Company's restricted common stock and the lawsuit was dismissed.

Through December 31, 2002, the Company had accrued $178,750 in compensation due to the president. On December 30, 2002, the Board authorized 5,000,000 common shares to be issued to the president in exchange for $120,000 of that accrued compensation. Accrued compensation due to the president, under an employment agreement was $58,750 at December 31, 2002. At December 31, 2002, the 5,000,000 shares are recorded as issuable. The shares were physically issued in January 2003.

The Company has an employment agreement with its president where he receives $120,000 in annual salary, $30,000 annual guaranteed bonus, a 10% incentive bonus based on Company financial criteria, and certain fringe benefits and expense reimbursements. The agreement expires July 2004.

The Company has free use of office space for its sole employee, the President. The fair value of the office in 2002 was nominal and therefore, not recorded.

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

Based on the Company's due diligence, the Company cancelled the Agreement on September 3, 2002 and the note became due immediately and at December 31, 2002 was in default. Due to the uncertainty of collecting the balance due and the uncertain value of the collateral, the Company has reserved 100% of this note and related accrued interest through December 31, 2002 as follows:

Notes receivable               $        56,000
Accrued interest                         2,755
Allowance for loan loss                (58,755)
                                   -------------
                               $          -
                                   =============

Note 8   Joint Venture Subsidiary

On September 5, 2002, the Company's subsidiary, Radio TV Network, Inc. entered into a partnership agreement (the "Agreement") with a third party company, Sports Byline USA, L.P., to form a general partnership under the Uniform Partnership Act of the State of California. The name of the partnership is Radio X Network. The partnership, based in San Francisco, California, was formed for the purpose of creating, operating a new radio network consisting primarily of a series of radio programs principally targeted to a young male audience ages 14-35, and to engage in such other related businesses as may be agreed upon by the partners. The partnership shall develop, produce, acquire, distribute, market, and brand the radio programs. The Company contributed $100,000 cash and the rights to a radio program and will contribute management services in exchange for a 50% partnership interest. The Company will share 50% in all partnership profits and losses. However, under the Agreement, the Company has an overriding voting control over all partnership matter effectively providing the Company with voting control. Accordingly, the Company will consolidate the operations into its financial statements. The other general partner, Sports Byline USA, L.P., contributed three radio programs, and the use of its program production facilities and management services. The asset contributed by the other general partner had a carryover basis of zero. Therefore, the Company paid $100,000 for a 50% interest in the partnership, which had an initial book value of $100,000. Accordingly, the investment differential of $50,000 has been allocated to the company's proportionate share of the fair market value of the intangible assets contributed resulting in the recording of facility usage rights and management services of $35,000 and radio programs of $15,000. (See
Note 4)

Note 9   Stockholders' Deficiency

On January 1, 2000, a stockholder converted a promissory note of $200,000 plus $4,490 of accrued interest to contributed capital. The note had been executed in July 1999 to account for equipment with original cash basis of $155,003 and advances of $44,997 provided to the Company.

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

On June 27 and August 8, 2002, the Company issued 250,000 and 250,000 warrants, respectively, in connection with the issuance of convertible debentures. The warrants are immediately exercisable at $0.15 per share and expire on the third anniversary of the date of issuance. The warrants were valued at $9,430 and $14,775, respectively, using the Black-Scholes option pricing model. The aggregate $24,205 was recorded as an addition to additional paid-in capital and charged to discount on convertible debentures, to be amortized over the term of the debentures. Amortization of the discount to interest expense was $11,431 during 2002. (See Note 5)

On December 30, 2002, the Board authorized 5,000,000 common shares to be issued to the president in exchange for $120,000 of that accrued compensation. Accrued compensation due to the president, under an employment agreement was $58,750 at December 31, 2002. At December 31, 2002, the 5,000,000 shares are recorded as issuable. The shares were physically issued in January 2003. There was no gain or loss since this was a related party transaction.

Note 10  Income Taxes

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2002 and 2001 due to the Company's net loss and valuation allowance on the resulting deferred tax asset. In year 2000, the Company was structured as a limited liability company and taxed as a partnership (see Note 1(L)).

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2002 and 2001 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                            2002         2001
                                                         ---------    ---------
Computed "expected" tax benefit ......................   $(420,749)   $ (70,047)
Change in tax rate estimate ..........................       1,066            -
Stock for services ...................................      36,278            -
Change in deferred tax asset valuation allowance .....     383,405       70,047
                                                         ---------    ---------
                                                         $       -    $       -
                                                         =========    =========

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

Deferred tax assets:                                    2002             2001
                                                     ---------        ---------
Net operating loss carryforward ..............       $ 429,965        $  70,047
Loan loss allowance ..........................          23,487                -
                                                     ---------        ---------
Total Gross Deferred Assets ..................         453,452           70,047
Less valuation allowance .....................        (453,452)         (70,047)
                                                     ---------        ---------
Net Deferred Tax Asset .......................       $       -        $       -
                                                     =========        =========

At December 31, 2002, the Company had useable net operating loss carryforwards of approximately $1,264,603 for income tax purposes, available to offset future taxable income expiring in 2022.

The valuation allowance at January 1, 2002 was $70,047. The net change in the valuation allowance during the year ended December 31, 2002 was an increase of $383,405.

Note 11  Concentrations

During 2001, one customer provided 100% of the other income, which was all barter income.

During 2000, two customers provided 55% and 42% of the revenues, respectively.

Note 12  Reportable Segments

There were no reportable segments at December 31, 2001 and 2000.

At December 31, 2002, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:

                                                                               Reconciling Items
                                                                             Attributed to Parent
          December 31, 2002                Network TV     Network Radio     Sun Network Group, Inc.        Total
--------------------------------------     ----------     -------------     -----------------------     -----------
Assets                                     $  36,404        $136,449               $    -               $   172,853
                                           ----------     -------------     -----------------------     -----------
Revenues                                        -              3,566                    -                     3,566
Amortization                                    -             (7,052)                   -                    (7,052)
Other operating expenses                    (535,565)        (86,322)               (106,700)              (728,587)
Interest income                                 -               -                      3,079                  3,079
Interest expense                                -               -                   (515,279)              (515,279)
Minority interest in subsidiary losses         6,776            -                       -                     6,776
                                           ----------     -------------     -----------------------     ------------
Segment loss                               $(528,789)       $(89,808)              $(618,900)           $(1,237,497)
                                           ==========     =============     =======================     ============

Note 13  Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,813,325 and a working capital deficit of $462,804 at December 31, 2002, net losses in 2002 of $1,237,497 and cash used in operations in 2002 of $300,438. In addition, revenues were nominal.

As discussed in Note 4, the Company received $500,000 in funding and a commitment for an additional $250,000. In addition, management has implemented revenue producing programs in its new subsidiary, Radio X Network, which have started to generate revenues.

Management expects operations to generate negative cash flow at least through December 2003 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The Company's ability to raise capital to fund operations is further constrained because they have already pledged substantially all of their assets and have restrictions on the issuance of the common stock.

The Company expects to generate substantially all revenues in the future from sales of Radio X Network programs. However, the Company's limited financial resources have prevented the Company from aggressively advertising its product to achieve consumer recognition.

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

Note 14 Quarterly Information (Unaudited)

                                                                                                Total at
                                                                                               December 31,
                                   First          Second           Third           Forth          2002
                                -----------     -----------     -----------     -----------    -----------
Year ended December 31, 2002

Revenues ...................    $         -     $         -     $     1,100     $     2,466    $     3,566

Net Income (Loss) ..........    $   (50,038)    $  (485,971)    $  (919,003)    $   217,515    $(1,237,497)

Net Income (Loss) Per
  Share-Basic and Diluted ..    $         -     $     (0.02)    $     (0.04)    $      0.01    $     (0.06)


Note 15  Subsequent Events

On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the trading price of $0.03 per share on the trading date resulting in a total settlement expense of $36,500.

In March 2003, the parent company borrowed $50,000 from Radio X to pay a production fee.