Form 10-K/A
period 2001-12-31
SUN NETWORK GROUP INC
filed 2003-05-08
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 2

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

                                Explanatory Note

         The purpose of this amendment to the company's annual report on Form 10-K and 10-K/A Amendment No. 1, is to incorporate certain certifications pursuant to Section 906 and Section 302 of the Sarbanes-Oxley Act of 2002.




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

(b) REPORTS ON FORM 8-K

None


(c) EXHIBITS

Exhibit           Description
-------           -----------
99.1              Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 8th day of May, 2003.


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

Signatures                 Title                               Date


/s/ T. Joseph Coleman      Director, President and CEO         May 8, 2003

/s/ William H. Coleman     Director and Secretary              May 8, 2003

                                  CERTIFICATION

         I, T. Joseph Coleman, CEO and Acting CFO, certify that:

1. I have reviewed this annual report on Form 10-K and Form 10-K/A Amendment No. 1 of Sun Network Group, Inc.;

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

May 8, 2003

/s/ T. Joseph Coleman
Chief Executive Officer

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