Form 10-Q/A
period 2002-03-31
SUN NETWORK GROUP INC
filed 2003-05-08
CIK 878802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO.2

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


                                EXPLANATORY NOTE


         The purpose of this amendment to the company's quarterly report on Form 10-Q and 10-Q/A Amendment No. 1, is to incorporate certain certifications pursuant to Section 906 and Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)

Date: May 8, 2003                         T. Joseph Coleman
                                          /s/ T. Joseph Coleman
                                          ---------------------
                                          T. Joseph Coleman,
                                          President, Director and Ceo


Date: May 8, 2003                         William H. Coleman

                                          /s/ William H. Coleman
                                          ----------------------
                                          William H. Coleman,
                                          Secretary and Director

                                  CERTIFICATION

         I, T. Joseph Coleman, CEO and Acting CFO, certify that:

1. I have reviewed this quarterly report on Form 10-Q and Form 10-Q/A Amendment No. 1 of Sun Network Group, Inc. (the "Report");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

         c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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