Form 10-Q/A
period 2002-06-30
SUN NETWORK GROUP INC
filed 2003-05-08
CIK 878802

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

COMMON STOCK - 21,848,487 shares outstanding as of June 30, 2002.


                                EXPLANATORY NOTE


         The purpose of this amendment to the company's quarterly report on Form 10-Q and 10-Q/A Amendment No. 1, is to restate the company's financial statements to reflect interest expense for a beneficial conversion feature of the convertible debentures.

In addition, this quarterly report incorporates certain certifications pursuant to Section 906 and Section 302 of the Sarbanes-Oxley Act of 2002.

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


The Company had no revenues in the 2nd Quarter as it continued to focus on raising capital. The Company had a net loss of $435,933 in the Quarter compared with $38,805 in the prior Quarter. The increase is principally due to a reserve for accrued compensation under an employment agreement, professional fees for filing the Form SB-2, consulting fees of $119,100, an officer's trip to Europe to facilitate the Company's listing on the Frankfort Stock Exchange, and $240,570 non-cash interest expense to account for a beneficial conversion feature in the convertible debentures.


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

Notes to Consolidated Financial Statements ...........................F-4 to F-6

                     Sun Network Group, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                     Assets
                                                       June 30,
                                                         2002       December 31,
                                                     (Unaudited)        2001
                                                     -----------    -----------
                                                       Restated
                                                       (Note7)
                                                     -----------
Current Assets
Cash .............................................   $   224,070    $     5,321
Deferred debt issuance cost ......................        20,000              -
                                                     -----------    -----------
Total Current Assets .............................       244,070          5,321
                                                     -----------    -----------
Other Assets
Prepaid advertising ..............................        35,200         35,200
                                                     -----------    -----------
Total Other Assets ...............................        35,200         35,200
                                                     -----------    -----------

Total Assets .....................................   $   279,270    $    40,521
                                                     ===========    ===========

                    Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable .................................   $    11,518    $     9,937
Accrued compensation, related party ..............       143,750         68,750
Due to stockholders' .............................        20,442         29,263
                                                     -----------    -----------
Total Current Liabilities ........................       175,710        107,950
                                                     -----------    -----------
Long Term Liabilities
Convertible debenture, net of discount ...........       240,570              -
                                                     -----------    -----------

Total Liabilities ................................       416,280        107,950
                                                     -----------    -----------
Stockholders' Deficiency
Common stock, $0.001 par value,
   100,000,000 shares authorized,
   21,848,487 and 21,665,399 issued and
   outstanding, respectively .....................        21,848         21,665
Common stock issuable (300,000 shares) ...........           300              -
Additional paid-in capital .......................       662,071        486,734
Accumulated deficit ..............................    (1,061,799)      (575,828)
                                                     -----------    -----------
Total Stockholders' Deficiency ...................      (417,580)       (67,429)
                                                     -----------    -----------

Total Liabilities and Stockholders' Deficiency ...   $   279,270    $    40,521
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                              Sun Network Group, Inc. and Subsidiary
                               Consolidated Statements of Operations
                                            (Unaudited)



                                        Three Months Ended June 30,    Six Months Ended June 30,
                                            2002           2001           2002           2001
                                        ------------   ------------   ------------   ------------
                                          Restated                      Restated
                                           (Note7)                       (Note7)
                                        ------------                  ------------
Revenues .............................  $          -   $          -   $          -   $     35,200

Operating Expenses
Compensation .........................        40,655         13,000         81,016         21,000
Consulting ...........................       119,100              -        119,100         33,395
General and administrative ...........        23,534         17,217         31,661         27,299
Professional fees ....................        12,074          8,588         13,624         20,088
                                        ------------   ------------   ------------   ------------
Total Operating Expenses .............       195,363         38,805        245,401        101,782
                                        ------------   ------------   ------------   ------------

Loss from Operations .................      (195,363)       (38,805)      (245,401)       (66,582)

Other Income (Expense)
Interest expense .....................      (240,570)             -       (240,570)             -
                                        ------------   ------------   ------------   ------------
Total Other Income (Expense) .........      (240,570)             -       (240,570)             -
                                        ------------   ------------   ------------   ------------

Net Loss .............................  $   (435,933)  $    (38,805)  $   (485,971)  $    (66,582)
                                        ============   ============   ============   ============

Net Loss Per Share - Basic and Diluted  $      (0.02) $           -   $      (0.02)  $      (0.01)
                                        ============   ============   ============   ============

Weighted Average Shares Outstanding -
  Basic and Diluted ..................    22,045,190     13,333,333     21,860,456     12,931,602
                                        ============   ============   ============   ============

                   See accompanying notes to consolidated financial statements.

                                                F-2

                     Sun Network Group, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                       Six Months Ended June 30,
                                                          2002           2001
                                                        ---------     ---------
                                                        Restated
                                                         (Note7)
                                                        ---------
Cash Flows from Operating Activities:
Net loss ...........................................    $(485,971)    $ (66,582)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Settlement income ..................................            -       (35,200)
Stock for services .................................       84,000        33,395
Interest expense ...................................      240,570             -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable ................................            -           300
Increase (decrease) in:
Accounts payable ...................................        1,581         4,283
Accrued compensation, related party ................       75,000             -
                                                        ---------     ---------
Net Cash Used in Operating Activities ..............      (84,820)      (63,804)
                                                        ---------     ---------

Cash Flows from Financing Activities:
Cash overdraft .....................................            -           716
Proceeds from sale of common stock .................       82,390        60,000
Loan proceeds from stockholder .....................       20,442             -
Proceeds from convertible debt .....................      250,000             -
Deferred debt issuance cost ........................      (20,000)            -
Repayment of loans from stockholder ................      (29,263)            -
                                                        ---------     ---------
Net Cash Provided by Financing Activities ..........      303,569        60,716
                                                        ---------     ---------

Net Increase (Decrease) in Cash ....................      218,749        (3,088)

Cash at Beginning of Period ........................        5,321         3,088
                                                        ---------     ---------

Cash at End of Period ..............................    $ 224,070     $       -
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

Note 2   Convertible Debenture and Warrants

On June 27, 2002 (the "Issuance Date"), the Company entered into a Securities Purchase Agreement to issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company. The Company is permitted to use the proceeds to make one or more loans for a legitimate business purpose, which such loans, in the aggregate, may not exceed $100,000. As of June 27, 2002, $250,000 in convertible debentures were issued to various parties. The holders of the debentures have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.9% of the total outstanding common stock of the Company. However, any debenture holder may waive this limitation provision with 61 days written notice to the Company. The conversion price generally is the lesser of (a) 50% of the market value of the common stock as defined in the debenture or (b) $0.15. Interest is payable either quarterly or at the conversion date at the option of the holder. The convertible debentures mature on June 27, 2003 and are secured by substantially all present and future assets of the Company.

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

Pursuant to EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" the convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. This beneficial conversion value has been computed by the Company based on the $240,570 value allocated to the debentures and an effective conversion price of $0.043 per share. The value was computed as $259,430, but is limited under the above EITF provisions to the $240,570 value allocated to the debentures. Since the conversion feature is exercisable immediately, the $240,570 was recognized as interest expense on the Issuance Date.

If the registration statement relating to the debentures is not declared effective with in 90 days of June 27, 2002, or loses quotation in the NASD OTCBB the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding.

The convertible debenture liability is as follows at June 30, 2002:

                 Convertible debenture               $    250,000
                 Less: discount on debenture               (9,430)
                                                       -----------
                 Convertible debenture, net          $    240,570
                                                       ===========
Note 3   Commitment and Contingencies

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

Note 6   Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,061,799 through June 30, 2002, operating losses for the six months ended June 30, 2002 of $485,971 and cash used in operations for the six months ended June 30, 2002 of $84,820. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed in Notes 2 and 8, the Company received $500,000 in funding and a commitment for an additional $250,000. Management is currently seeking additional funding and acquisitions. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 7   Restatement

Subsequent to the filing of the Company's Form 10-QSB for the quarter ended June 30, 2002 management became aware that the prior March 31, 2002 and December 31, 2001 consolidated financial statements did not include an aggregate $106,250 of accrued compensation expense pursuant to a July 16, 2001 employment agreement with the Company's chief executive officer, $119,100 of consulting costs treated as a deferred debt issuance cost should have been expensed, $5,000 of legal fees expensed should have been capitalized as deferred debt issuance cost, deferred debt issuance costs should have been classified as current, and a $240,520 interest expense should have been recognized relating to an imbedded beneficial conversion feature on the convertible debentures. The inclusion of these items in the revised June 30, 2002 consolidated financial statements has the effect of decreasing assets by $114,400, increasing current liabilities by $106,250, and increasing accumulated deficit by $460,920 at June 30, 2002 and increasing interest expense by $240,570 for the three months ended June 30, 2002. The effect on net loss per shares was an increase of $0.02 and $0.02 for the three and six months ended June 30, 2002, respectively.

Note 8   Subsequent Event

On August 8, 2002, an additional $250,000 of convertible debentures and warrants to purchase 250,000 common shares were purchased from the Company for $250,000 with the terms similar to that described in Note 2. The Company recognized a discount of $14,775 relating to the warrants and an interest expense of $235,225 for a beneficial conversion feature.