Form 10-Q/A
period 2002-09-30
SUN NETWORK GROUP INC
filed 2003-05-08
CIK 878802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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


Interest expense was $252,598 and $493,168 for both the three and nine months ended September 30, 2002 respectively and relate to $12,329 interest on the convertible debentures, $5,044 of amortization of the discount of our convertible debentures, and $475,795 of non-cash interest expense relating to the beneficial conversion feature of the convertible debentures. The discount results from the value of the warrants issued with our debentures. The discount is being amortized into interest expense over the debenture term of one year.


Other income was $0 for the three and nine months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001 and $35,100 for the nine months ended September 30, 2001. In May 2001 we settled a dispute with a customer and received advertising minutes from them valued at $35,100.

As a result of these factors, we reported net loss of $433,032 or $0.02 per share for the three months ended September 30, 2002 as compared to a net loss of $41,080 or nil per share for the three months ended September 30, 2001. We reported net loss of $919,003 or $0.04 per share for the nine months ended September 30, 2002 compared to a net loss of $114,842 or $0.01 per share for the nine months ended September 30, 2001.


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


                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)

Date:    May 8, 2003                      /s/ T. Joseph Coleman
                                          ----------------------------
                                          T. Joseph Coleman, President,
                                          Director and Ceo


Date:    May 8, 2003                      /s/ William H. Coleman
                                          ----------------------------
                                          William H. Coleman,
                                          Secretary and Director

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

Date:    May 8, 2003            /S/ T. Joseph Coleman
                                T. Joseph Coleman
                                Chief Executive Officer , President and Director

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

F-1 to F-11       Consolidated Financial Statements


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

Notes to Consolidated Financial Statements .............................F-5 - 11

                    Sun Network Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                     Assets
                                                     September 30,
                                                         2002
                                                      (Unaudited)
                                                     (as restated,  December 31,
                                                        Note 12)       2001
                                                      -----------   -----------
Current Assets
Cash ...............................................  $   279,303   $     5,321
Accounts receivable ................................        1,100             -
Notes receivable ...................................       56,000             -
Interest receivable ................................        1,380             -
Deferred debt issuance cost, net ...................       15,000             -
                                                      -----------   -----------
Total Current Assets ...............................      352,783         5,321
                                                      -----------   -----------
Other Assets
Prepaid advertising ................................       10,775        35,200
Convertible note receivable ........................       10,000             -
Facility usage rights and management services ......       35,000             -
Radio programs, net ................................       13,973             -
                                                      -----------   -----------
Total Other Assets .................................       69,748        35,200
                                                      -----------   -----------
Total Assets .......................................  $   422,531   $    40,521
                                                      ===========   ===========

                    Liabilities and Stockholders' Deficiency

Current Liabilities
Accounts payable ...................................  $    11,227   $     9,937
Accrued interest and other .........................       13,315             -
Accrued compensation, related party ................      161,250        68,750
Due to stockholders' ...............................        3,242        29,263
                                                      -----------   -----------
Total Current Liabilities ..........................      189,034       107,950
                                                      -----------   -----------
Long Term Liabilities
Convertible debenture, net of discount .............      480,839             -
                                                      -----------   -----------
Total Liabilities ..................................      669,873       107,950
                                                      -----------   -----------
Minority Interest ..................................       50,000             -
                                                      -----------   -----------
Stockholders' Deficiency
Common stock, $0.001 par value,
   100,000,000 shares authorized, 22,148,487 and
   21,665,399 issued and outstanding, respectively .       22,148        21,665
Common stock issuable (300,000) shares .............          300             -
Additional paid-in capital .........................    1,175,041       486,734
Accumulated deficit ................................   (1,494,831)     (575,828)
                                                      -----------   -----------
Total Stockholders' Deficiency .....................     (297,342)      (67,429)
                                                      -----------   -----------
Total Liabilities and Stockholders' Deficiency .....  $   422,531   $    40,521
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                             Sun Network Group, Inc. and Subsidiaries
                               Consolidated Statements of Operations
                                            (Unaudited)


                                            Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                        ---------------------------   ---------------------------
                                             2002                         2002
                                        (as restated,                 (as restated,
                                           Note 12)        2001         Note 12)         2001
                                        ------------   ------------   ------------   ------------
Revenues .............................  $      1,100   $          -   $      1,100   $          -
                                        ------------   ------------   ------------   ------------
Operating Expenses
Compensation .........................        37,500         31,250        118,516         52,250
Advertising ..........................        24,425              -         24,425              -
Amortization of radio programs .......         1,027              -          1,027              -
Consulting ...........................        68,799              -        187,899         33,395
General and administrative ...........        37,668          4,726         69,329         30,980
Professional fees ....................        13,495          3,000         27,119         23,088
Travel and entertainment .............             -          2,104              -              -
Exploitation costs ...................             -              -              -         10,329
                                        ------------   ------------   ------------   ------------
Total Operating Expenses .............       182,914         41,080        428,315        150,042
                                        ------------   ------------   ------------   ------------

Loss from Operations .................      (181,814)       (41,080)      (427,215)      (150,042)
                                        ------------   ------------   ------------   ------------

Other Income (Expense)
Settlement income ....................             -              -              -         35,200
Interest income ......................         1,380              -          1,380              -
Interest expense .....................      (252,598)             -       (493,168)             -
                                        ------------   ------------   ------------   ------------
Total Other Income (Expense), net ....      (251,218)             -       (491,788)        35,200
                                        ------------   ------------   ------------   ------------

Net Loss .............................  $   (433,032)  $    (41,080)  $   (919,003)  $   (114,842)
                                        ============   ============   ============   ============

Net Loss Per Share - Basic and Diluted  $      (0.02)  $          -   $      (0.04)  $      (0.01)
                                        ============   ============   ============   ============

Weighted Average Shares Outstanding
  - Basic and Diluted ................    21,344,139     20,125,778     22,024,055     15,368,590
                                        ============   ============   ============   ============

                   See accompanying notes to consolidated financial statements.
                                                F-3

                         Sun Network Group, Inc. and Subsidiary
                         Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                                   Nine Months Ended
                                                                      September 30,
                                                                 ---------------------
                                                                    2002
                                                               (as restated,
                                                                  Note 12)     2001
                                                                 ---------   ---------
Cash Flows from Operating Activities:
Net loss ......................................................  $(919,003)  $(114,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Settlement income .............................................          -     (35,200)
Stock for services ............................................          -           -
Stock based consulting expense ................................    106,700      33,395
Amortization of radio programs ................................      1,027           -
Amortization of debt discount to interest expense .............      5,044           -
Amortization of deferred debt issuance costs to general and
   administrative expense .....................................      5,000           -
Amortization of prepaid advertising to advertising expense ....     24,425           -
Interest expense ..............................................    475,795           -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable ...........................................     (1,100)        300
Interest receivable ...........................................     (1,380)          -
Prepaid expenses ..............................................          -         385
Increase (decrease) in:
Accounts payable ..............................................      1,290       2,701
Accrued expenses ..............................................     13,315           -
Accrued compensation ..........................................     92,500      31,250
                                                                 ---------   ---------
Net Cash Used in Operating Activities .........................   (196,387)    (82,011)
                                                                 ---------   ---------
Cash Flows from Investing Activities:
Loan disbursement .............................................    (56,000)          -
Convertible note disbursement .................................    (10,000)          -
Cash overdraft in SunExpress Group, Inc. at acquisition date ..          -        (855)
                                                                 ---------   ---------
Net Cash Used in Investing Activities .........................    (66,000)       (855)
                                                                 ---------   ---------
Cash Flows from Financing Activities:
Proceeds from sale of common stock ............................     82,390           -
Loan proceeds from stockholder ................................          -      20,000
Proceeds from convertible debentures ..........................    500,000           -
Debt issuance cost ............................................    (20,000)          -
Repayment of loans from stockholders ..........................    (26,021)          -
Equity proceeds from stockholders' ............................          -      60,000
                                                                 ---------   ---------
Net Cash Provided by Financing Activities .....................    536,369      80,000
                                                                 ---------   ---------

Net Increase (Decrease) in Cash ...............................    273,982      (2,866)
Cash at Beginning of Period ...................................      5,321       3,088
                                                                 ---------   ---------
Cash at End of Period .........................................  $ 279,303   $     222
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

         (B) Principles of Consolidation

         The consolidated financial statements include the accounts of Sun Network Group, Inc., its wholly owned subsidiary, Radio TV Network, Inc., and its controlled subsidiary Radio X Network. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company amortizes the facility usage rights and management services over an estimated life of five years. The Company amortizes the acquired radio programs over their estimated useful life of one year. Intangible assets were as follows at September 30, 2002:

        Radio Programs                                           $     15,000
        Facilities usage rights and management services                35,000
        Accumulated amortization                                       (1,027)
                                                                    -----------
                                                                 $      48,973
                                                                    ===========
Note 5   Convertible Debentures and Warrants

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

Pursuant to EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" the convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. At June 27, 2002, this beneficial conversion value has been computed by the Company based on the $240,570 value allocated to the debentures and an effective conversion price of $0.043 per share. The value was computed as $259,430 but is limited under the above EITF provisions to the $240,570 value allocated to the debentures. Since the conversion feature is exercisable immediately, the $240,570 was recognized as interest expense on June 27, 2002. On August 8, 2002, the Company recognized an additional interest expense of $235,225 related to the additional debentures issued. At August 8, 2002, this beneficial conversion value has been computed by the Company based on the $235,225 value allocated to the debentures and an effective conversion price of $0.028 per share. The value was computed as $264,775 but is limited under the above EITF provisions to the $235,225 value allocated to the debentures.

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

                 Convertible debenture               $  500,000
                 Less: discount on debenture            (19,161)
                                                     -----------
                 Convertible debenture, net          $  480,839
                                                     ===========

Accrued interest on the convertible debentures was $12,329 at September 30, 2002 included in accrued interest payable.

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

Note 8   Joint Venture Subsidiary

On September 5, 2002, the Company's subsidiary, Radio TV Network, Inc. entered into a partnership agreement (the "Agreement") with a third party company to form a general partnership under the Uniform Partnership Act of the State of California. The name of the partnership is Radio X Network. The partnership, based in San Francisco, California, was formed for the purpose of creating and operating a new radio network consisting primarily of a series of radio programs principally targeted to a young male audience ages 14-35 and to engage in such other related businesses as may be agreed upon by the partners. The partnership shall develop, produce, acquire, distribute, market, and brand the radio programs. The Company contributed $100,000 cash and the rights to a radio program and will contribute management services in exchange for a 50% partnership interest. The Company will share 50% in all partnership profits and losses. However, under the Agreement, the Company has an overriding voting control over all partnership matter effectively providing the Company with voting control. Accordingly, the Company will consolidate the operations into its financial statements. The other general partner contributed three radio programs, and the use of its program production facilities and management services in exchange for a 50% interest. The asset contributed by the other general partner had a carryover basis of zero. Therefore, the Company paid $100,000 for a 50% interest in the partnership, which had an initial book value of $100,000. Accordingly, the investment differential of $50,000 has been allocated to the company's proportionate share of the fair market value of the intangible assets contributed resulting in the recording of facility usage rights and management services of $35,000 and radio programs of $15,000. (See Note 4)

Note 9   Stockholders' Equity

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

At September 30, 2002, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results for the nine months ended September 30, 2002 by operating segments:

                                                                         Reconciling
                                                                       Items Attributed
                                                                          to Parent
                                                                         Sun Network
           December 31, 2002                Network TV   Network Radio   Group, Inc.      Total
 --------------------------------------     ----------   -------------   -----------     ---------
 Assets ...............................     $ 273,058      $ 149,473      $       -      $ 422,531
 Revenues .............................             -          1,100              -          1,100
 Amortization .........................             -         (1,027)             -         (1,027)
 Other operating expenses .............      (319,988)          (600)      (106,700)      (427,288)
 Interest income ......................             -              -          1,380          1,380
 Interest expense .....................             -              -       (493,168)      (493,168)
 Minority interest in subsidiary losses             -              -              -              -
                                            ---------      ---------      ---------      ---------
 Segment loss .........................     $(319,988)     $    (527)     $(598,488)     $(919,003)
                                            =========      =========      =========      =========

Note 11  Going Concern

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $1,494,831 at September 30, 2002, net losses for the three months ended September 30, 2002 of $433,032 and cash used in operations for the nine months ended September 30, 2002 of $196,387.

As discussed in Note 4, the Company received $500,000 in funding and a commitment for an additional $250,000. In addition, management has implemented revenue producing programs in its new subsidiary, Radio X Network, which have started to generate revenues.

Management expects operations to generate negative cash flow at least through December 2003 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The Company's ability to raise capital to fund operations is further constrained because we have already pledged substantially all of our assets and have restrictions on the issuance of our common stock.

Management plans to generate substantially all revenues in the future from sales of our Radio X Network programs. However, our limited financial resources have prevented the Company from aggressively advertising its product to achieve consumer recognition. Management plans to complete the SB-2 process, and once it is effective, raise an additional $250,000 as committed under the convertible denture agreement.

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

Note 12  Restatement

Subsequent to the issuance of the Company's consolidated financial statements for the three and nine months ended September 30, 2002 management became aware that those consolidated financial statements did not include $240,570 and $235,225 of interest expense in the second and third quarters, respectively, relating to a beneficial conversion feature for the convertible debentures. (See
Note 5) The inclusion of these items in the revised consolidated financial statements has the effect of increasing additional paid-in capital by $475,795, increasing net loss for the three and nine months ended September 30, 2002, by $235,225 and $475,795, respectively, and increasing net loss per share for the three and nine months ended September 30, 2002, by $0.01 and $0.02, respectively.