Form 10-Q
period 2003-03-31
SUN NETWORK GROUP INC
filed 2003-05-20
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               March 31, 2003
Commission file number:                     33-42498



                             SUN NETWORK GROUP, INC.
             (Exact name of registrant as specified in its charter)


         Florida                                    65-024624
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


                         1440 CORAL RIDGE DR., SUITE 140
                          CORAL SPRINGS, FLORIDA 33071
                    (Address of principal executive offices)
                                   (Zip code)

                                 (954) 360-4080
              (Registrant's telephone number, including area code)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 1, 2003: 28,448,487 shares of common stock, $.001 par value per share.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2003
                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheets
                  March 31, 2003 (Unaudited) and December 31, 2002.............3

      Consolidated Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2003 and 2002...........4

      Consolidated Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2003 and 2002...........5

      Notes to Consolidated Financial Statements (Unaudited)................6-11

      Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................12-15

      Item 3 - Control and Procedures.........................................15

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................16

      Item 2 - Changes in Securities and Use of Proceeds......................16

      Item 4 - Submission of Matters to a Vote of Security Holders............16

      Item 6 - Exhibits and Reports on Form 8-K...............................16

      Signatures..............................................................16

Certifications................................................................17

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                          2003          2002
                                                      -----------   -----------
                                                      (Unaudited)
                                     Assets

Current assets:
  Cash .............................................  $    11,808   $    81,751
  Due from joint venture partner, net ..............            -        50,000
  Deferred debt issuance cost, net .................        5,000        10,000
  Prepaids .........................................       54,000        20,910
                                                      -----------   -----------
    Total current assets ...........................       70,808       162,661
                                                      -----------   -----------
Other assets:
  Radio programs, net ..............................        6,493        10,192
                                                      -----------   -----------
    Total other assets .............................        6,493        10,192
                                                      -----------   -----------
    Total assets ...................................  $    77,301   $   172,853
                                                      ===========   ===========

                     Liabilities and Stockholders' Deficit

Current liabilities:
  Convertible debentures, net of discount ..........  $   493,613   $   487,226
  Accounts payable .................................       21,922        16,961
  Accrued interest .................................       42,247        28,053
  Accrued penalty ..................................       60,822        31,233
  Accrued compensation, related party ..............       83,250        58,750
  Deferred revenue .................................            -             -
  Due to officer ...................................        5,242         3,242
                                                      -----------   -----------
    Total current liabilities ......................      707,096       625,465
                                                      -----------   -----------
Minority interest ..................................       41,374        43,224
                                                      -----------   -----------

Stockholders' deficit:
  Common stock ($0.001 par value;
   100,000,000 authorized shares; 28,448,487 and
   22,448,487 shares issued and outstanding at March
   31, 2003 and December 31, 2002, respectively) ...       28,448        22,448
  Common stock issuable
   (5,000,000 shares at December 31, 2002) .........            -         5,000
  Additional paid-in capital .......................    1,325,541     1,290,041
  Accumulated deficit ..............................   (2,025,158)   (1,813,325)
                                                      -----------   -----------
    Total stockholders' deficit ....................     (671,169)     (495,836)
                                                      -----------   -----------
    Total liabilities and stockholders' deficit ....  $    77,301   $   172,853
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------

REVENUES .........................................  $      1,119   $          -
                                                    ------------   ------------

OPERATING EXPENSES:
    Compensation .................................        40,986         40,361
    Amortization .................................         3,699              -
    Bad debt .....................................         1,628              -
    Consulting ...................................         7,805              -
    Debenture penalty ............................        29,589              -
    Debt issuance cost amortization ..............         5,000              -
    Impairment loss ..............................        20,910              -
    Professional fees ............................        31,443          1,550
    Other selling, general and administrative ....        25,578          8,127
                                                    ------------   ------------
        Total Operating Expenses .................       166,638         50,038
                                                    ------------   ------------
LOSS FROM OPERATIONS .............................      (165,519)       (50,038)
                                                    ------------   ------------

OTHER INCOME (EXPENSES):
    Settlement expense ...........................       (36,500)             -
    Interest expense .............................       (20,581)             -
    Recovery of bad debt .........................         7,289              -
    Interest income ..............................         1,628              -
                                                    ------------   ------------
        Total Other Expenses .....................       (48,164)             -
                                                    ------------   ------------

LOSS BEFORE MINORITY INTEREST ....................      (213,683)       (50,038)

MINORITY INTEREST IN SUBSIDIARY LOSS .............         1,850              -
                                                    ------------   ------------
NET LOSS .........................................  $   (211,833)  $    (50,038)
                                                    ============   ============

EARNING (LOSS) PER SHARE:
      Net Loss Per Common Share
      - Basic and Diluted ........................  $      (0.01)  $      (0.00)
                                                    ============   ============
      Weighted Common Shares Outstanding
      - Basic and Diluted ........................    28,048,487     21,671,571
                                                    ============   ============

           See accompanying note to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                             2003        2002
                                                           ---------   --------
Cash flows from operating activities:
  Net loss ..............................................  $(211,833)  $(50,038)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
   Amortization expense .................................      3,699          -
   Bad debt expense .....................................      1,628          -
   Impairment loss ......................................     20,910          -
   Amortization of deferred debt issuance costs .........      5,000          -
   Amortization of debt discounts to interest expense ...      6,387          -
   Stock based consulting expense .......................     36,500          -
   Allocation of loss to minority interest ..............     (1,850)         -

   (Increase) decrease in:
    Interest receivable .................................     (1,628)         -
    Prepaids ............................................    (54,000)         -

   Increase (decrease) in:
    Accounts payable ....................................      4,961     (3,751)
    Accrued expenses ....................................     14,194          -
    Accrued penalties ...................................     29,589          -
    Accrued compensation, related party .................     24,500     37,500
                                                           ---------   --------
Net cash used in operating activities ...................   (121,943)   (16,289)
                                                           ---------   --------
Cash flows from financing activities:
  Equity proceeds from stockholders .....................          -     82,390
  Loan proceeds from stockholders .......................          -     11,344
  Proceed from loan from joint venture partner ..........     50,000          -
  Proceeds from loans from officer ......................      2,000          -
                                                           ---------   --------
Net cash provided by financing activities ...............     52,000     93,734
                                                           ---------   --------

Net (decrease) increase in cash .........................    (69,943)    77,445

Cash at beginning of period .............................     81,751      5,321
                                                           ---------   --------
Cash at end of period ...................................  $  11,808   $ 82,766
                                                           =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ..............................................  $      -    $      -
                                                           =========   ========
  Income Taxes ..........................................  $      -    $      -
                                                           =========   ========

       See accompanying notes to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Sun Network Group, Inc. for the year ended December 31, 2002, 2001 and 2000 and notes thereto contained in the Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC . The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS

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

In 2002, the Company paid $20,000 of legal fees related to the debenture issuances and recorded these fees as a deferred debt issuance cost asset to be amortized over the one-year term of the debentures. Amortization of the deferred debt issuance cost included in general and administrative was $5,000 for the three months ended March 31, 2003.

In connection with the convertible debentures issued, warrants to purchase 250,000 common shares were issued to the holders at an exercise price per share of $0.15. The warrants are exercisable immediately and through the third anniversary of the date of issuance. These warrants were treated as a discount on the convertible debenture and in 2002 were valued at $9,430 under SFAS No. 123 using the Black-Scholes option-pricing model.

On August 8, 2002, an additional $250,000 of convertible debentures and warrants to purchase 250,000 common shares were purchased from the Company for $250,000 with the terms similar to that described above. The warrants were treated as a discount on these convertible debentures and in 2002 were valued at $14,775 computed using the Black-Scholes option-pricing model.

The discount on the convertible debentures is amortized to interest expense over the term of the debentures starting on July 1, 2002. Amortization included in interest expense for the three months ended March 31, 2003 was $6,387.

If the registration statement relating to the debentures is not declared effective with in 90 days of June 27, 2002 or loses quotation in the NASD OTCBB the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. As of March 31, 2003, the registration statement was not effective and accordingly, the Company has accrued an additional $29,589 in penalty fee expenses resulting in a total accrued penalty of $60,822 at March 31, 2003.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)


The convertible debenture liability is as follows at March 31, 2003:

         Convertible debenture ..........................    $ 500,000
         Less: unamortized discount on debenture ........       (6,387)
                                                             ---------
         Convertible debenture, net .....................    $ 493,613
                                                             =========

Accrued interest at March 31, 2003 was $42,247.

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or liquidity.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002. The adoption of the disclosure provisions of Statement 148 as of December 31, 2002 did not have a material impact on the Company's financial condition or results of operations.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this pronouncement did not have a material effect on the earnings or financial position of the Company.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

In January 2003, 5,000,000 shares previously issuable were issued.

On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

NOTE 5 - IMPAIRMENT LOSS

The Company received certain capital stock of a private German company in exchange for a prepaid expense of $20,910 that was recorded at December 31, 2002. As the valuation of the capital stock received could not be supported based on valuation or other objective data, the Company has elected the conservatively impair this asset for accounting purposes.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003
                                   (UNAUDITED)

NOTE 6 - REPORTABLE SEGMENTS

There were no reportable segments for the three months ended March 31, 2002.

At March 31, 2003, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:

                                                                             Reconciling Items
                                                                           Attributed to Parent
          March 31, 2003                  Network TV     Network Radio    Sun Network Group, Inc.        Total
 -------------------------------------    ----------     -------------    -----------------------    -----------
Assets                                    $  70,808        $  6,493              $    -                 $77,301
                                          ----------     -------------    -----------------------    -----------
Revenues                                       -              1,119                   -                   1,119
Amortization                                   -             (3,699)                  -                  (3,699)
Other operating expenses                    (67,757)         (8,408)               (86,774)            (162,939)
Interest income                                -               -                     1,628                1,628
Interest expense                               -               -                   (20,581)             (20,581)
Settlement expense                             -               -                   (36,500)             (36,500)
Recovery of bad debt                           -              7,289                   -                   7,289
Minority interest in subsidiary losses        1,850            -                      -                   1,850
                                          ----------     -------------    -----------------------    ------------
Segment loss                              $ (65,907)       $ (3,699)             $(142,227)          $ (211,833)
                                          ==========     =============    =======================    ============

NOTE 7 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,025,158 and a working capital deficit of $636,288 at March 31, 2003, and cash used in operations in for the three months ended March 31, 2003 of $121,943. In addition, revenues were nominal.

In 2002, the Company received $500,000 in funding and a commitment for an additional $250,000 which should be available once the Company's Form SB-2 becomes effective.. In addition, management has implemented revenue producing programs in its new subsidiary, Radio X Network, which have started to generate revenues.

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

On September 5, 2002, the Company entered into agreement with Sports Byline USA, L.P. to own and operate a new, national radio network, Radio X. Radio X intends to develop, produce, license, broadcast and distribute radio programs, targeted to young males that will be distributed via traditional terrestrial stations, via satellite and over the Internet. The Company has contributed the sum of $100,000 to this business plus certain management services. Our partnership interest is 50%, however, we have an overriding voting control over all matters of the partnership. Radio X currently has three radio programs in distribution.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

REVENUES

Revenues for the three months ended March 31, 2003 were $1,119 as compared to revenues for the three months ended March 31, 2002 of $0. The $1,119 revenues were derived from the new consolidated subsidiary, Radio X Network during its initial months of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES

Compensation was $40,986 for the three months ended March 31, 2003 compared to $40,361 for the comparable period in 2002. Compensation relates solely to compensation under our employment agreement with our president.

Amortization of radio programs of $3,699 for the three months ended March 31, 2003 results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network. The intangible asset is being amortized using the straight-line method over the expected useful life of the program of one year. There was no asset being amortized in the comparable period in 2002 as the investment was made in September 2002.

Consulting expense for the three months ended March 31, 2003 was $7,805 compared to $0 for the three months ended March 31, 2002.

The Debenture penalty of $29,589 for the three months ended March 31, 2003 represents the accrued penalty under the provisions of the Convertible Debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the Convertible Debentures.

For the three months ended March 31, 2003, the Company had an impairment loss of $20,910 as compared to $0 for the three months ended March 31, 2002. The impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset.

Professional fees for the three months ended March 31, 2003 were $31,443 compared to $1,550 for the three months ended March 31, 2002. The increase is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 and our quarterly and annual reports.

Other selling, general and administrative expenses were $25,578 for the three months ended March 31, 2003 compared to $8,127 for the three months ended March 31, 2002. The increase in expenses is primarily due to travel of $9,027, talent costs in Radio X of $3,900, insurance of $4,747, telephone of $2,396 and other miscellaneous operating expenses.

Interest expense was $20,581 for the three months ended March 31, 2003 compared to $0 for the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 is attributed to the Convertible Debenture offering and includes accrued interest of the Convertible Debentures and amortization of the debt discount.

On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $211,833 or $(.01) per share for the three months ended March 31, 2003 as compared to a net loss of $50,038 or ($.00) per share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had a stockholders' deficit of $2,025,158. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002 and by the sale of convertible debentures of $500,000 through March 31, 2003. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans. The cash balance at March 31, 2003 was $11,808. As of April 30, 2003 the Company had less than $12,000 cash on hand and will have to minimize operations until it receives additional cash flows from its businesses or completes its Debenture financing.

We have no other material commitments for capital expenditures except for the anticipated launch of a RadioTV Network program in 2003. We expect an additional $250,000 in convertible debenture financing upon effectiveness of our registration statement. We may also receive financing from the exercise of 500,000 outstanding warrants, which would provide maximum funds of $75,000. Other than an estimated $50,000 to $500,000 to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and warrant exercise proceeds we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2003, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2003.

Net cash used in operations during the three months ended March 31, 2003 was $121,943 and was substantially attributable to net loss of $211,833 offset primarily by non-cash stock based expenses of $36,500, accrued compensation of $24,500, impairment loss of $20,910, non-cash debt discount amortization of $6,387 and amortization of deferred debt issuance costs of $5,000. In the comparable period of 2001 we had net cash used in operations of $16,289 primarily relating to the net loss of $50,038 primarily offset by a change in accrued compensation of $37,500.

Net cash provided by financing activities for the three months ended March 31, 2003 was $52,000 as compared to net cash provided by financing activities of $93,734 for the three months ended March 31, 2002. During the three months ended March 31, 2003, we received proceeds from a loan from our joint venture partner of $50,000 and a loan from an officer of $2,000. The loan from our joint venture partner came from funds held by that partner and due to our controlled subsidiary, Radio X. In the comparable period of 2002, we received a loan from stockholder of $11,344 and equity proceeds from stockholders of $82,390.

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

STOCK BASED COMPENSATION

We account for stock transactions with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123. We account for stock issued to non-employees in accordance with SFAS 123 and related interpretations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14I) within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         In January 2003, 5,000,000 shares previously issuable were issued.

         On February 4, 2003, we settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the trading price of $0.03 per share on the trading date resulting in a total settlement expense of $36,500.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a)  EXHIBITS

         99.1 - Certification of CEO

         (b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUN NETWORK GROUP, INC.


Dated:   May 20, 2003                   By: /s/ T. Joseph Coleman
                                        T. Joseph Coleman
                                        Chief Executive Officer, President
                                        and Director

CERTIFICATIONS

I, T. Joseph Coleman, the Chief Executive Officer of Sun Network Group, Inc., certify that:

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

Date: May 20, 2003                    /s/ T. Joseph Coleman
                                      --------------------------------------
                                      T. Joseph Coleman, Chief Executive Officer