Form 10-K/A
period 2001-12-31
SUN NETWORK GROUP INC
filed 2003-06-12
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 3

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

                                Explanatory Note

         The purpose of this amendment to the company's annual report on Form 10-K, 10-K/A Amendment No. 1 and 10-K/A Amendment No. 2, is to revise the title for the person signing the report and the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 12th day of June, 2003.




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

Signatures                 Title                                   Date



/s/ T. Joseph Coleman   Director, President, CEO and Acting CFO    June 12, 2003

/s/ William H. Coleman  Director and Secretary                     June 12, 2003

                                  CERTIFICATION

         I, T. Joseph Coleman, CEO and Acting CFO, certify that:

1. I have reviewed this annual report on Form 10-K, Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2 of Sun Network Group, Inc.;

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

June 12, 2003

/s/ T. Joseph Coleman
Chief Executive Officer and Acting Chief Financial Officer