Form 10-Q/A
period 2002-03-31
SUN NETWORK GROUP INC
filed 2003-06-12
CIK 878802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 3

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


                                EXPLANATORY NOTE


         The purpose of this amendment to the company's quarterly report on Form 10-Q, 10-Q/A Amendment No. 1 and 10-Q/A Amendment No. 2, is to revise the title for the person signing the report and the certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)

Date: June 12, 2003                       T. Joseph Coleman
                                          /s/ T. Joseph Coleman
                                          ---------------------
                                          T. Joseph Coleman,
                                          President, Director, CEO and
                                          Acting CFO


Date: June 12, 2003                       William H. Coleman
                                          /s/ William H. Coleman
                                          ----------------------
                                          William H. Coleman,
                                          Secretary and Director

                                  CERTIFICATION

         I, T. Joseph Coleman, CEO and Acting CFO, certify that:

1. I have reviewed this quarterly report on Form 10-Q, Form 10-Q/A Amendment No. 1 and Form 10-Q/A Amendment No. 2 of Sun Network Group, Inc. (the "Report");

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