Form 10-Q/A
period 2002-09-30
SUN NETWORK GROUP INC
filed 2003-06-12
CIK 878802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

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

COMMON STOCK - 22,448,487 shares outstanding as of September 30, 2002.


                                EXPLANATORY NOTE

         The purpose of this amendment to the company's quarterly report on Form 10-Q and 10-Q/A Amendment No. 1, is to revise the section RECENT DEVELOPMENTS and to correct the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.


                         PART I - FINANCIAL INFORMATION

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

Other than the above-referenced $750,000, the investors are not obligated to invest $3,000,000 that was reported in a press release dated July 5, 2002.

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


                                          SUN EXPRESS GROUP, INC.
                                          (Registrant)

Date:    June 12, 2003                    /s/ T. Joseph Coleman
                                          ----------------------------
                                          T. Joseph Coleman, President,
                                          Director, CEO and Acting CFO


Date:    June 12, 2003                    /s/ William H. Coleman
                                          ----------------------------
                                          William H. Coleman,
                                          Secretary and Director

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


Date:    June 12, 2003          /S/ T. Joseph Coleman
                                T. Joseph Coleman
                                Chief Executive Officer and
                                Acting Chief Financial Officer