Form 10-K/A
period 2002-12-31
SUN NETWORK GROUP INC
filed 2003-06-12
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

We currently own one subsidiary, RadioTV Network, Inc. In addition, we have entered into a partnership agreement with Sports Byline USA, L.P. to own and operate the Radio X network. The partners are to be exclusive to one another for this type of venture. We have contributed the sum of $100,000 to the partnership, the rights to "Laughtraxx", a radio program concept, and limited management services. Sports Byline has contributed two (2) existing radio programs, "Wrestling Observer Live" and "Video Game Review" plus management services, affiliate sales and accounting, along with studio production and office facilities. Our investment is $100,000 and any future investment or contributions are to be mutually determined by the parties. Radio X expects to focus its activities on developing, producing and syndicating radio programs designed for a young male demographic ages 14-35. The programs will generate revenues from ad sales, subscriptions and merchandising. Revenues will first be applied to the continuing management and operation of the business, then to recovery of our investment and then to profits which are to be allocated at 50% to us and 50% to Sports Byline. We anticipate adding between 10 and 30 hours of programming to Radio X in fiscal 2003. We will manage the Radio X Network with Sports Byline USA, L.P. on an equal basis, however, we have the right to to determine all matters relative to this partnership.

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

RTV shows will be initially distributed via local broadcast stations in the radio shows' originating markets, regionally syndicated in additional markets, primarily where the radio shows are syndicated or known, via Webcast on our RTVNET.com Internet site and, when we have six programs, in the aggregate, in production, via a "nested launch" on an existing digital satellite channel to cable and direct broadcast satellite or DBS households. A nested launch is when a program supplier aggregates a block of programs, usually between 3 - 6 daily hours, which are then inserted and broadcast within an existing television network, using the existing network's infrastructure to minimize costs. RTV expects to broadcast via its own satellite transponder in the future, provided we have at least six programs in production and have a minimum of $1,000,000 in liquid capital resources available, at that time, to pursue leasing a transponder and establishing operations for a stand alone network, the cost of which will exceed a $1,000,000. Most of RTV's programs will be produced on a Monday through Friday, in standard half-hour or one-hour formats, usually within 48 hours of the original radio broadcast. In conducting these broadcasts, RTV installs fully equipped television studios adjacent to the radio program booths. These studios are equipped with robotic cameras and computerized editing and switching systems, which are operated by full-time RTV personnel.

In order to most effectively grow the company, management has implemented a two-phase business plan. Subject to the completion of our debenture financing, development of programming and securing a local broadcast partners, Phase One will focus on the production and distribution of up to eight programs into local and regional broadcast markets, while Phase Two calls for aggressive expansion of an additional thirty (30) programs and a full, 24-hour satellite-delivered feed to complement the company's local, regional and Webcast distribution. Phase one will take about two years and about $500,000 "net cash" to implement, which we will finance in part from our debenture financing and cash flows from operations. The net cash investment projected for eight regional programs is estimated as a total of the initial start up expenses, estimated between $5,000 and $7,000 per week per program less anticipated advertising revenues, estimated between $10,000 and $15,000 per week. Start up expenses include installation of equipment in a broadcast studio at the station, prodution personnel, graphics and other visual materials for the program. Phase two will commence when RTV's initial business model is completed and providing operational cash flow.

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

RTV's other inaugural program was MANCOW TV. MANCOW TV was a late-night television program broadcast on Chicago's WCIU, and produced each day from MANCOW MULLER'S MORNING MADHOUSE radio show on Chicago's Q101. MANCOW TV was launched in April 1999 after RTV constructed a television studio in Q101's broadcast booth. The program was initially broadcast in the 12:30 a.m. - 1:30 a.m. time slot on WCIU, and consistently generated 1.2 - 2.5 ratings and 6 - 10 shares. MANCOW TV was regularly the highest-rated show on WCIU after 7:00 p.m. In January 2000, MANCOW TV moved to Saturdays at 10:00 p.m., on WCIU, and became one of the highest rated programs on the station in all day parts. MANCOW TV ceased production in late 2000 and was broadcast and syndicated in re-runs until mid 2001. The Company owns, and has available for distribution, about 100 individual, completed MANCOW TV programs, copyrighted by RTV. The Company has properly secured, via written releases, all third party performance and music rights contained in the programs. We have no material intellectual property other than the MANCOW TV programs. RTV anticipates producing MANCOW TV as a prime time weekly strip (Monday through Friday, 8pm to 11pm time slots) for a new local or national cable distribution. The Company has created a compilation video of MANCOW TV to solicit the program to possible syndicators and broadcasters. The Company has offered the program to several possible distributors and networks during 2002 but has not yet secured any future production or distribution for the program. MANCOW TV episodes are available on an "on demand" basis for viewing at RTVNET.com and the Company has licensed sections of MANCOW TV to a third party for incorporation into a video that will be for sale by direct response on a 800 number promoted on TV or radio and/or by retail sale. The Company is entitled to 50% of the net proceeds of the video. The video is in production and we anticipate we will receive minimal revenues in the second quarter of 2003.

RTV's two-phase business plan anticipates continued expansion via acquisition and/or additional joint ventures. RTV continues to have negotiations with its joint venture partner, Sports Byline USA, L.P. about a possible merger with the Company. Subject to the completion of our debenture financing and securing a local broadcast partner, we expect to launch THE KIDD KRADDICK RADIO SHOW in the Dallas market prior to the end of 2003. The Company has had talks with several local Dallas broadcasters, over the past two years but, as of March 31, 2003, the Company has not yet secured any formal agreements. The estimated cost to launch THE KIDD KRADDICK RADIO SHOW is $150,000.

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

Radio X intends to develop, produce and distribute a series of radio programs, both live and taped, that are designed and targeted to young, male audiences ages 14-35. Radio X commenced operations in September 2002 with three (3) programs; "Wrestling Observer Live", a 2-hour program for wrestling fans that broadcasts live Sunday evenings from 9-10pm on about 100 traditional affiliate radio stations; "Video Game Review", a 1-hour program on what's hot in the video game world, broadcast live also on Sunday evenings at 9-10pm on about 100 traditional affiliate radio stations and "Laughtraxx" a 2-hour comedy program that has been produced and debuted on about 115 traditional affiliate radio stations in April 2003. Radio X contracts with a third party, Broadband Comedy Networks, Inc., to provide us with a fully produced show on a CD-Rom that costs approximately $300 per week.

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

Radio X currently derives revenues from advertisers, and sponsorships. Sponsorships includes special advertising and promotion programs, including title sponsors. Although we have developed special advertising and promotion programs, we have not commenced either. We expect to generate revenues from merchandising. Merchandising revenues include participation in direct response ads, merchandise sales and license fees. Ad rates are primarily determined by distribution and ratings of the programs.

WCIU TV parent, Weigel Broadcasting, was our only customer in 2001 and provided us with $35,200 in settlement income in 2001. All of the revenue provided by Weigel in 2001 was barter revenue. The Company has no current agreements with Weigel Broadcasting. All of the Company's revenues in 2002 are from its Radio X joint venture.

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

RESULTS OF OPERATIONS

The year ended December 31, 2002 Compared To the year ended December 31, 2001.

REVENUES


Revenues for the year ended December 31, 2002 were $3,566 as compared to revenues for the year ended December 31, 2001 of $0. The $3,566 revenues were derived from the new consolidated subsidiary, Radio X Network during its initial few months of operation. We did not generate revenues in 2001.


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


In addition, we intend to develop programming for our RTV and Radio X subsidiaries and then to distribute the programs and seek sponsorships and other forms of income for the programs. If we can successfully generate revenue for our programming we will be able to continue as a going concern without additional, new capital, into fiscal 2004 and beyond. We estimate that we will have to generate a minimum of $200,000 in revenues each quarter in 2004 and $250,000 in each quarter in 2005 to be successful. If we cannot generate these revenues, through ad sales, sponsorships or other revenue sources, we will require the infusion of additional capital to continue our operations. We estimates that, if minimum revenue targets are not met, we will require an additional infusion of $500,000 in new capital to continue in business.


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

                 SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION

 Name and Principal         Year   Salary ($)   Bonus($)      All Other
 Positions                                                 Compensations ($)
 ----------------------     ----   ----------   --------   -----------------

T. Joseph Coleman           2002   120,000(1)    30,000        15,261 (2)
Chief Executive Officer     2001    89,750(1)       -          12,018 (2)

(1) Mr. Coleman deferred his 2002 and 2001 salary and or bonus due under his employment agreement with the Company dated July 16, 2001. On December 30, 2002, Mr. Coleman was issued 5,000,000 shares of restricted common stock in full satisfaction of $120,000 of this obligation.

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

10.6 Amendment to Securities Purchase Agreement dated June 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW/New Millennium Offshore, Ltd, Pegasus Capital Partners, LLC and the Company, attached as Exhibit 10.6 to Form SB-2 filed by the Company (Sun Network Group, Inc.) on January 24, 2003 and incorporated by reference herein.

10.7 Amendment to Registration Rights Agreement dated June 27, 2002 between AJW Partners, LLC, New Millennium Capital Partners II, LLC Millennium Capital Partners II, LLC, Pegasus Capital Partners, LLC and the Company, attached as Exhibit 10.7 to Form SB-2 filed by the Company (Sun Network Group, Inc.) on January 24, 2003 and incorporated by reference herein.

10.8 Partnership Agreement of the Radio X Network dated September 5, 2002 between RadioTV Network, Inc. and Sports Byline USA L.P., attached as
         Exhibit 10.8 to Form SB-2 Amendment No.1 filed by the Company (Sun Network Group, Inc.) on May 8, 2003 and incorporated by reference herein.

99.1 Certification of the Chief Executive Officer and Acting Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Code of Ethics and Business Conduct of Officers, Directors and Employees, attached as Exhibit 99.2 to Form 10-K filed by the Company (Sun Network Group, Inc.) on April 15, 2003 and incorporated by reference herein.


REPORTS ON FORM 8-K

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 12th day of June 2003.


                             SUN NETWORK GROUP, INC.

                           By: /s/ T. Joseph Coleman
                           -------------------------
                           T. Joseph Coleman
                           President, Chief Executive Officer, Director
                           and Acting CFO


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



Signatures                 Title                               Date


/s/ T. Joseph Coleman      Director, President, CEO            June 12, 2003
                           and Acting CFO

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

As discussed in Note 4, the Company received $500,000 in funding and a commitment for an additional $250,000. The Company may also receive financing from the exercise of 500,000 outstanding warrants, which would provide maximum funds of $75,000. In addition, management has implemented revenue producing programs in its new subsidiary, Radio X Network, which have started to generate revenues. The Company expects to generate substantially all revenues in the future from sales of Radio X Network programs. However, the Company's limited financial resources have prevented the Company from aggressively advertising its product to achieve consumer recognition. The Company intends to develop programming for our RTV and Radio X subsidiaries and then to distribute the programs and seek sponsorships and other forms of income for the programs. If the Company can successfully generate revenue for our programming we will be able to continue as a going concern without additional, new capital, into fiscal 2004 and beyond. Management estimates that we will have to generate a minimum of $200,000 in revenues each quarter in 2004 and $250,000 in each quarter in 2005 to be successful. If we cannot generate these revenues, through ad sales, sponsorships or other revenue sources, we will require the infusion of additional capital to continue our operations. Management estimates that, if minimum revenue targets are not met, we will require an additional infusion of $500,000 in new capital to continue in business.

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