Form 10-Q
period 2003-06-30
SUN NETWORK GROUP INC
filed 2003-08-14
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


         For the fiscal quarter ended:              June 30, 2003
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 1, 2003: 28,448,487 shares of common stock, $.001 par value per share.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheets
            June 30, 2003 (Unaudited) and December 31, 2002....................3

         Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2003 and 2002..........4

         Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2003 and 2002....................5

         Notes to Consolidated Financial Statements (Unaudited)............ 6-11

         Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................12-15

         Item 3 - Control and Procedures......................................16

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings...........................................16

         Item 2 - Changes in Securities and Use of Proceeds...................16

         Item 4 - Submission of Matters to a Vote of Security Holders.........16

         Item 6 - Exhibits and Reports on Form 8-K............................16

Signatures....................................................................17

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2003         2002
                                                      -----------   -----------
                                                      (Unaudited)
                                     Assets

Current assets:
   Cash ............................................  $     5,417   $    81,751
   Due from joint venture partner, net .............            -        50,000
   Deferred debt issuance cost, net ................            -        10,000
   Prepaids ........................................       54,000        20,910
                                                      -----------   -----------
           Total current assets ....................       59,417       162,661
                                                      -----------   -----------
Other assets:
   Radio programs, net .............................        2,794        10,192
                                                      -----------   -----------
         Total other assets ........................        2,794        10,192
                                                      -----------   -----------
         Total assets ..............................  $    62,211   $   172,853
                                                      ===========   ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Convertible debentures, net of discount .........  $   500,000   $   487,226
   Accounts payable ................................       38,669        16,961
   Accrued interest ................................       57,207        28,053
   Accrued penalty .................................      290,975        31,233
   Accrued compensation, related party .............      118,250        58,750
   Due to officer ..................................        5,241         3,242
                                                      -----------   -----------
         Total current liabilities .................    1,010,342       625,465
                                                      -----------   -----------
Minority interest ..................................       39,524        43,224
                                                      -----------   -----------

Stockholders' deficit:
   Preferred stock ($0.001 par value;
     10,000,000 authorized shares; no shares
     issued and outstanding at June 30, 2003 and
     December 31, 2002, respectively) ..............            -             -
   Common stock ($0.001 par value;
     100,000,000 authorized shares; 28,448,487 and
     22,448,487 shares issued and outstanding at
     June 30, 2003 and December 31, 2002,
      respectively) ................................       28,448        22,448
   Common stock issuable (5,000,000 shares at
     December 31, 2002) ............................            -         5,000
   Additional paid-in capital ......................    1,325,541     1,290,041
   Accumulated deficit .............................   (2,341,644)   (1,813,325)
                                                      -----------   -----------
         Total stockholders' deficit ...............     (987,655)     (495,836)
                                                      -----------   -----------
         Total liabilities and stockholders' deficit  $    62,211   $   172,853
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                             SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                        For the Three Months Ended     For the Six Months Ended
                                                 June 30,                      June 30,
                                        ---------------------------   ---------------------------
                                            2003           2002           2003           2002
                                        ------------   ------------   ------------   ------------
REVENUES .............................  $     32,110   $          -   $     33,229   $          -
                                        ------------   ------------   ------------   ------------
OPERATING EXPENSES:
    Compensation .....................        37,500         40,655         78,486         81,016
    Amortization .....................         3,699              -          7,398              -
    Bad debt .........................         1,645              -          3,273              -
    Consulting .......................         5,324        119,100         13,129        119,100
    Debenture penalty ................       230,153              -        259,742              -
    Debt issuance cost amortization ..         5,000              -         10,000              -
    Impairment loss ..................             -              -         20,910              -
    Professional fees ................        18,066         12,074         49,509         13,624
    Other selling, general and
      administrative .................        34,134         23,534         59,712         31,661
                                        ------------   ------------   ------------   ------------

        Total Operating Expenses .....       335,521        195,363        502,159        245,401
                                        ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS .................      (303,411)      (195,363)      (468,930)      (245,401)
                                        ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSES):
    Settlement expense ...............             -              -        (36,500)             -
    Interest expense .................       (21,347)      (240,570)       (41,928)      (240,570)
    Recovery of bad debt .............         4,777              -         12,066              -
    Interest income ..................         1,645              -          3,273              -
                                        ------------   ------------   ------------   ------------

        Total Other Expenses .........       (14,925)      (240,570)       (63,089)      (240,570)
                                        ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTEREST ........      (318,336)      (435,933)      (532,019)      (485,971)

MINORITY INTEREST IN SUBSIDIARY LOSS .         1,850              -          3,700              -
                                        ------------   ------------   ------------   ------------

NET LOSS .............................  $   (316,486)  $   (435,933)  $   (528,319)  $   (485,971)
                                        ============   ============   ============   ============

EARNING (LOSS) PER SHARE:
    Net Loss Per Common Share
      - Basic and Diluted ............  $      (0.01)  $      (0.02)  $      (0.02)  $      (0.02)
                                        ============   ============   ============   ============
    Weighted Common Shares Outstanding
      - Basic and Diluted ............    28,448,487     22,045,190     28,249,592     21,860,456
                                        ============   ============   ============   ============

                   See accompanying note to consolidated financial statements.

                                               -4-

                      SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                              For the Six Months
                                                                Ended June 30,
                                                             ---------------------
                                                               2003        2002
                                                             ---------   ---------
Cash flows from operating activities:
     Net loss .............................................  $(528,319)  $(485,971)
                                                             ---------   ---------
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Amortization expense .............................      7,398           -
         Bad debt expense .................................      3,273           -
         Impairment loss ..................................     20,910           -
         Amortization of deferred debt issuance costs .....     10,000           -
         Amortization of debt discounts to interest expense     12,774           -
         Stock based consulting expense ...................     36,500      84,000
         Interest expense .................................          -     240,570
         Allocation of loss to minority interest ..........     (3,700)          -

         (Increase) decrease in:
             Interest receivable ..........................     (3,273)          -
             Prepaids .....................................    (54,000)          -

         Increase (decrease) in:
             Accounts payable .............................     21,708       1,581
             Accrued expenses .............................     29,154           -
             Accrued penalties ............................    259,742           -
             Accrued compensation, related party ..........     59,500      75,000
                                                             ---------   ---------

Net cash used in operating activities .....................   (128,333)    (84,820)
                                                             ---------   ---------
Cash flows from financing activities:
     Equity proceeds from stockholders ....................          -      82,390
     Loan proceeds from stockholders ......................          -      20,442
     Proceeds from convertible debt .......................          -     250,000
     Deferred debt issuance costs .........................          -     (20,000)
     Proceed from loan from joint venture partner .........     50,000           -
     Proceeds from (payments on) loans from officer .......      1,999     (29,263)
                                                             ---------   ---------

Net cash provided by financing activities .................     51,999     303,569
                                                             ---------   ---------

Net (decrease) increase in cash ...........................    (76,334)    218,749

Cash at beginning of period ...............................     81,751       5,321
                                                             ---------   ---------

Cash at end of period .....................................  $   5,417   $ 224,070
                                                             =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
     Interest .............................................  $       -   $       -
                                                             =========   =========
     Income Taxes .........................................  $       -   $       -
                                                             =========   =========

            See accompanying notes to consolidated financial statements.

                                        -5-

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Sun Network Group, Inc. for the year ended December 31, 2002, 2001 and 2000 and notes thereto contained in the Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC . The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

Sun Network Group, Inc. was incorporated under the laws of Florida on May 9, 1990 and was inactive for several years.

On September 5, 2002, the Company formed a general partnership with one other partner. The partnership, Radio X Network ("Radio X"), was formed to independently create, produce, distribute, and syndicate radio programs. The Company offers radio programs to radio stations in exchange for advertising time on those stations, which the Company then sells to advertisers. This is known in the media industry as "barter syndication." In return for providing the radio stations with programming content, the Company receives advertising minutes, which the Company then sells to advertisers. The amount of advertising minutes received is based on several factors, including the type and length of the programming and the audience size of the radio station affiliate. In some instances, the Company may also receive a monthly license fee in addition to or in lieu of the commercial inventory and may derive revenues from sponsorship and merchandising. Sun Network Group, Inc. acts as a holding company for Radio X and RadioTV Network, Inc. RadioTV Network Inc. is developing a business to produce and broadcast television versions of top rated radio programs.

Principles of Consolidation

The consolidated financial statements include the accounts of Sun Network Group, Inc., its wholly owned subsidiary, RadioTV Network, Inc., and its controlled subsidiary Radio X. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company accounts for revenues from its Radio TV Network, Inc operations in accordance with the AICPA Accounting Standards Executive Committee Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

The Company produced in the past and may again in the future, episodic television series and generates revenues from the sale of broadcast licenses. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)

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

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS AND DEFAULT

On June 27, 2002, the Company entered into a Securities Purchase Agreement to Issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company. The Company is permitted to use the proceeds to make one or more loans for a legitimate business purpose, which such loans, in the aggregate, may not exceed $100,000. As of June 27, 2002, $250,000 in convertible debentures were issued to various parties. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.9% of the total outstanding common stock of the Company. However, any debenture holder may waive this limitation provision with 61 days written notice to the Company. The conversion price generally is the lesser of (a) 50% of the market value of the common stock as defined in the debenture or (b) $0.15. Interest is payable either quarterly or at the conversion date at the option of the holder. The convertible debentures mature on June 27, 2003, and are secured by substantially all present and future assets of the Company. (see default discussion below)

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)

In 2002, the Company paid $20,000 of legal fees related to the debenture issuances and recorded these fees as a deferred debt issuance cost asset to be amortized over the one-year term of the debentures. Amortization of the deferred debt issuance cost included in general and administrative was $10,000 for the six months ended June 30, 2003.

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

On August 8, 2002, an additional $250,000 of convertible debentures and warrants to purchase 250,000 common shares were purchased from the Company for $250,000 with the terms similar to that described above and maturing on August 8, 2003 The warrants were treated as a discount on these convertible debentures and in 2002 were valued at $14,775 computed using the Black-Scholes option-pricing model.

The discount on the convertible debentures is amortized to interest expense over the term of the debentures starting on July 1, 2002. Amortization included in interest expense for the six months ended June 30, 2003 was $12,774.

If the registration statement relating to the debentures is not declared effective with in 90 days of June 27, 2002 or loses quotation in the NASD OTCBB the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. As of June 30, 2003, the registration statement was not effective and accordingly, the Company has recorded $59,507 in penalty fee expenses for the six months ended June 30, 2003 resulting in a total accrued penalty related to this penalty of $90,740 at June 30, 2003.

Under the debenture, the Company incurs a liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement. The penalty rate is computed as 3% of the outstanding debenture balance per month which computes to $15,000 per month. The accrued penalty through June 30, 2003 amounted to $116,137. Although the Company authorized the increase of its authorized share sto 200,000,000 in May 2003, this increase was not sufficient to satisfy the required authorized shares pursuant to the Debenture Agreement and therefore the penalty has been accrued through June 30, 2003.

On June 28, 2003 (the "Default Date") the Company defaulted on its maturity date payment on $250,000 of debentures. A default penalty is computed under the terms of the debenture as $84,098 and has been charged to operations on the Default Date and included in accrued penalty at June 30, 2003.

The convertible debenture liability is as follows at June 30, 2003:

Convertible debenture                               $    500,000
Less: unamortized discount on debenture                        -
                                                    ------------
Convertible debenture, net                          $    500,000
                                                    ============

Accrued interest at June 30, 2003 was $57,207.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 4 - STOCKHOLDERS' DEFICIT

Preferred Stock

On June 5, 2003, the Company's Board of Directors authorized 10,000,000 shares of preferred stock, par value $0.001. Such preferred stock, or any series thereof, shall have such designations, preferences, participating, optional or other annual rights and qualifications, limitations or restrictions adopted by the Company's Board of Directors.

Common Stock

In January 2003, 5,000,000 shares previously issuable were issued.

On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

On June 5, 2003, with the approval of the Company's Board of Directors, the authorized number of common shares, $0.001 par value, issuable by the Company was increased from 100,000,000 to 200,000,000.

NOTE 5 - IMPAIRMENT LOSS

The Company received certain capital stock of a private German company in exchange for a prepaid expense of $20,910 that was recorded at December 31, 2002. As the valuation of the capital stock received could not be supported based on valuation or other objective data, the Company has elected the conservatively impair this asset for accounting purposes. Accordingly, the Company recorded an impairment loss of $20,910 for the six months ended June 30, 2003.

NOTE 6 - COMMITMENTS

On February 21, 2003 the Company executed a Production and Studio Facility Agreement (the "Agreement") whereby the Company will pay a vendor to construct a production facility and provide certain initial stipulated production services relating to a television program for which the Company has exclusive rights. Production is to commence no later than October 1, 2003.

The total consideration to be paid by the Company is $162,000. The Company paid $54,000 upon execution of the agreement and became committed to pay the next $54,000 on August 1, 2003. Another $54,000 will be due when the studio construction is completed. As of the date of this report, the $54,000 due on August 1, 2003 has not been paid. As contingent consideration, the Company will pay 5% of all "net receipts" as defined in the Agreement

The Company may terminate the agreement after July 1, 2003 and received as a refund any unused portion of the consideration advanced plus $10,000.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2003
                                   (UNAUDITED)

NOTE 7 - REPORTABLE SEGMENTS

There were no reportable segments for the six months ended June 30, 2002.

At June 30, 2003, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:

           June 30, 2003               Network TV   Network Radio      Total
 ----------------------------------    ----------    ------------    ---------
 Assets ...........................     $  59,417      $  2,794      $  62,211
                                        ---------      --------      ---------
 Revenues .........................     $  30,000         3,229      $  33,229
 Amortization .....................             -        (7,398)        (7,398)
 Other operating expenses .........      (479,466)      (15,295)      (494,761)
 Interest income ..................         3,273             -          3,273
 Interest expense .................       (41,928)            -        (41,928)
 Settlement expense ...............       (36,500)            -        (36,500)
 Recovery of bad debt .............             -        12,066         12,066
 Minority interest in
   subsidiary losses ..............             -         3,700          3,700
                                        ---------      --------      ---------
 Segment loss .....................     $(524,621)     $ (3,698)     $(528,319)
                                        =========      ========      =========
NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,341,644 and a working capital deficit of $950,925 at June 30, 2003, and cash used in operations in for the six months ended June 30, 2003 of $128,333. In addition, revenues were nominal.

In 2002, the Company received $500,000 in funding and a commitment for an additional $250,000 which should be available once the Company's Form SB-2 becomes effective. In addition, management has implemented revenue producing programs in its new subsidiary, Radio X Network, which have started to generate revenues.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produced and distributed TV adaptations of top rated radio programs and also produces and distributes radio programs through a partnership with an established radio network.

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

On June 28, 2002 the Company entered into an Option Agreement and Plan of Merger ("Agreement") to acquire all of the assets of Live Media Enterprises, Inc ("Live"), a west coast based independent producer of consumer lifestyle events. On September 3, 2002 the Company elected to terminate the Agreement with Live and will not proceed with the acquisition even on modified terms. In connection with the Agreements the Company has loaned Live the sum of $56,000. This loan is documented in two Promissory Notes and is collateralized by substantially all of the assets of Live and personally guaranteed by Live's principal shareholder and officer. The Company is presently attempting to collect its debts from Live in the Los Angeles Superior Court.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2003 compared to the six months ended June 30, 2002

REVENUES

Revenues for the six months ended June 30, 2003 were $33,229 as compared to revenues for the six months ended June 30, 2002 of $0. Of the $33,229 of revenue, $30,000 was derived from video production and $3,229 revenues were derived from the new consolidated subsidiary, Radio X Network during its initial months of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES

Compensation was $78,486 for the six months ended June 30, 2003 compared to $81,016 for the comparable period in 2002. Compensation relates solely to compensation under our employment agreement with our president.

Amortization of radio programs of $7,398 for the six months ended June 30, 2003 results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network. The intangible asset is being amortized using the straight-line method over the expected useful life of the program of one year. There was no asset being amortized in the comparable period in 2002 as the investment was made in September 2002.

Consulting expense for the six months ended June 30, 2003 was $13,129 compared to $119,100 for the six months ended June 30, 2002.

The Debenture penalty of $259,742 for the six months ended June 30, 2003 represents the accrued penalty under the provisions of the Convertible Debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the Convertible Debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement and a default penalty of $84,098 on the June 28, 2003 maturity of $250,000 of debentures

For the six months ended June 30, 2003, the Company had an impairment loss of $20,910 as compared to $0 for the six months ended June 30, 2002. The impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset.

Professional fees for the six months ended June 30, 2003 were $49,509 compared to $13,624 for the six months ended June 30, 2002. The increase is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 and our quarterly and annual reports.

Other selling, general and administrative expenses were $59,712 for the six months ended June 30, 2003 compared to $31,661 for the six months ended June 30, 2002. The increase in expenses is primarily due to travel of $26,498, talent costs in Radio X of $5,900, insurance of $5,448, telephone of $3,832 and other miscellaneous operating expenses.

Interest expense was $41,928 for the six months ended June 30, 2003 compared to $240,570 for the six months ended June 30, 2002. Interest expense for the six months ended June 30, 2003 is attributed to the Convertible Debenture offering and includes accrued interest of the Convertible Debentures and amortization of the debt discount. For the six months ended June 30, 2002, $240,520 of interest expense was recognized relating to an imbedded beneficial conversion feature on the convertible debentures.

On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $528,319 or $(.02) per share for the six months ended June 30, 2003 as compared to a net loss of $485,971 or ($.02) per share for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had a stockholders' deficit of $2,341,644. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002 and by the sale of convertible debentures of $500,000 through June 30, 2003. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans. The cash balance at June 30, 2003 was $5,417 and we will have to minimize operations until we receive additional cash flows from our businesses or complete our Debenture financing.

We have no other material commitments for capital expenditures except for the anticipated launch of a RadioTV Network program in 2003. We expect an additional $250,000 in convertible debenture financing upon effectiveness of our registration statement. We may also receive financing from the exercise of 500,000 outstanding warrants, which would provide maximum funds of $75,000. Other than several thousand dollars to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and warrant exercise proceeds we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2003, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2003.

Net cash used in operations during the six months ended June 30, 2003 was $128,333 and was substantially attributable to net loss of $528,318 offset primarily by non-cash stock based expenses of $36,500, impairment loss of $20,910, non-cash debt discount amortization of $12,774, amortization of deferred debt issuance costs of $10,000, net changes in operating assets and liabilities of $312,831. In the comparable period of 2001 we had net cash used in operations of $16,289 primarily relating to the net loss of $50,038 primarily offset by a change in accrued compensation of $37,500.

Net cash provided by financing activities for the six months ended June 30, 2003 was $51,999 as compared to net cash provided by financing activities of $303,569 for the six months ended June 30, 2002. During the six months ended June 30, 2003, we received proceeds from a loan from our joint venture partner of $50,000 and a loan from an officer of $1,999. The loan from our joint venture partner came from funds held by that partner and due to our controlled subsidiary, Radio
X. In the comparable period of 2002, we received a loan from stockholder of $20,442, equity proceeds from stockholders of $82,390, net proceeds from convertible debt of $230,000 offset by payment on loans to officers of $29,263.

For the fiscal year ended December 31, 2002, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On June 5, 2003, the Company's Board of Directors authorized 10,000,000 shares of preferred stock, par value $0.001. Such preferred stock, or any series thereof, shall have such designations, preferences, participating, optional or other annual rights and qualifications, limitations or restrictions adopted by the Company's Board of Directors.

         In January 2003, 5,000,000 shares previously issuable were issued.

         On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

         On June 5, 2003, with the approval of the Company's Board of Directors, the authorized number of common shares, $0.001 par value, issuable by the Company was increased from 100,000,000 to 200,000,000.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         31.1 Certification of pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUN NETWORK GROUP, INC.


Dated:   August 14, 2003                By: /s/ T. Joseph Coleman
                                        T. Joseph Coleman
                                        Chief Executive Officer,
                                        President and Director