Form 10-K/A
period 2001-12-31
SUN NETWORK GROUP INC
filed 2003-10-10
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 4

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

Securities registered pursuant to Section 12 (g) of the Act:   None.
                                                               -----

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

                                Explanatory Note

         The purpose of this amendment to the company's annual report on Form 10-K, 10-K/A Amendment No. 1, 10-K/A Amendment No. 2 and 10-K/A Amendment No. 3, is to file the report in its entirety, along with the certifications pursuant to
Section 302 and 906 of the Sarbanes-Oxley Act of 2002.


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

(b) REPORTS ON FORM 8-K

None

(c) EXHIBITS

Exhibit      Description
-------      -----------

 31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 10th day of October, 2003.




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

Signatures                 Title                               Date



/s/T. Joseph Coleman       Director, President,                October 10, 2003
                           CEO and Acting CFO

/s/ William H. Coleman     Director and Secretary              October 10, 2003

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