Form 10-Q/A
period 2002-03-31
SUN NETWORK GROUP INC
filed 2003-10-10
CIK 878802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 4


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


                                EXPLANATORY NOTE

         The purpose of this amendment to the company's quarterly report on Form 10-Q, 10-Q/A Amendment No. 1, 10-Q/A Amendment No. 2, and 10-Q/A Amendment No. 3, is to file the report in its entirety, along with the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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


                                          SUN NETWORK GROUP, INC.
                                          (Registrant)

Date: October 10, 2003                    T. Joseph Coleman

                                          /s/ T. Joseph Coleman
                                          ---------------------
                                          T. Joseph Coleman,
                                          President, Director, CEO and
                                          Acting CFO


Date: October 10, 2003                    William H. Coleman

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