Form 10-Q/A
period 2002-09-30
SUN NETWORK GROUP INC
filed 2003-10-10
CIK 878802

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

COMMON STOCK - 22,448,487 shares outstanding as of September 30, 2002.

                                EXPLANATORY NOTE

         The purpose of this amendment to the company's quarterly report on Form 10-Q, 10-Q/A Amendment No. 1 and 10-Q/A Amendment No. 2, is to file the report in its entirety, along with the certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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


                                          SUN NETWORK GROUP, INC.
                                          (Registrant)


Date: October 10, 2003                    /s/ T. Joseph Coleman

                                          ----------------------------
                                          T. Joseph Coleman, President,
                                          Director, CEO and Acting CFO


Date: October 10, 2003                    /s/ William H. Coleman

                                          ----------------------------
                                          William H. Coleman,
                                          Secretary and Director

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