Form 10-K/A
period 2002-12-31
SUN NETWORK GROUP INC
filed 2003-10-23
CIK 878802

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

31.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


99.2 Code of Ethics and Business Conduct of Officers, Directors and Employees, attached as Exhibit 99.2 to Form 10-K filed by the Company (Sun Network Group, Inc.) on April 15, 2003 and incorporated by reference herein.

REPORTS ON FORM 8-K

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 23rd day of October, 2003.


                          SUN NETWORK GROUP, INC.

                          By: /s/ T. Joseph Coleman
                          -------------------------
                          T. Joseph Coleman
                          Chief Executive Officer (Principal Executive Officer), Chief Financial Officer and
                          Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.



Signatures                 Title                               Date


/s/ T. Joseph Coleman      Chief Executive Officer             October 23, 2003
                           (Principal Executive Officer),
                           Chief Financial Officer and
                           Principal Accounting Officer

/s/ William H. Coleman     Director and Secretary              October 23, 2003

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