Form 10-Q
period 2003-09-30
SUN NETWORK GROUP INC
filed 2003-11-20
CIK 878802

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:               September 30, 2003
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2003: 28,448,487 shares of common stock, $.001 par value per share.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                      INDEX




                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements
      Consolidated Balance Sheets
                  September 30, 2003 (Unaudited) and December 31, 2002 .............................    3
      Consolidated Statements of Operations (Unaudited)
                  For the Three and Nine Months Ended September 30, 2003 and 2002 ..................    4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Nine Months Ended September 30, 2003 and 2002 ............................    5

      Notes to Consolidated Financial Statements (Unaudited) .......................................   6-11

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations   12-15

      Item 3 - Control and Procedures ..............................................................   16

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ...................................................................   16

      Item 2 - Changes in Securities and Use of Proceeds ...........................................   16
      Item 4 - Submission of Matters to a Vote of Security Holders .................................   16

      Item 6 - Exhibits and Reports on Form 8-K ....................................................   16

      Signatures ...................................................................................   17

                   SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                                         September 30,         December 31,
                                                                                            2003                  2002
                                                                                         -----------          -----------
                                                                                         (Unaudited)
Assets
Current assets:
   Cash                                                                                  $     1,373          $    81,751
   Due from joint venture partner, net                                                            --               50,000
   Deferred debt issuance cost, net                                                               --               10,000
   Prepaids                                                                                   54,000               20,910
                                                                                         -----------          -----------

         Total current assets                                                                 55,373              162,661
                                                                                         -----------          -----------

Other assets:
   Radio programs, net                                                                            --               10,192
                                                                                         -----------          -----------

         Total other assets                                                                       --               10,192
                                                                                         -----------          -----------

         Total assets                                                                    $    55,373          $   172,853
                                                                                         ===========          ===========

                     Liabilities and Stockholders' Deficit

Current liabilities:
   Convertible debentures, net of discount                                               $   500,000          $   487,226
   Accounts payable                                                                           47,358               16,961
   Accrued interest                                                                           87,534               28,053
   Accrued penalty                                                                           458,383               31,233
   Accrued compensation, related party                                                       155,750               58,750
   Due to officer                                                                             13,541                3,242
                                                                                         -----------          -----------

         Total current liabilities                                                         1,262,566              625,465
                                                                                         -----------          -----------

Minority interest                                                                             38,127               43,224
                                                                                         -----------          -----------

Stockholders' deficit:
   Common stock ($0.001 par value; 500,000,000 authorized shares; 28,448,487 and
      22,448,487 shares issued and outstanding
      at September 30, 2003 and December 31, 2002, respectively)                              28,448               22,448
   Common stock issuable (5,000,000 shares at December 31, 2002)                                  --                5,000
   Additional paid-in capital                                                              1,325,541            1,290,041
   Accumulated deficit                                                                    (2,599,309)          (1,813,325)
                                                                                         -----------          -----------

         Total stockholders' deficit                                                      (1,245,320)            (495,836)
                                                                                         -----------          -----------

         Total liabilities and stockholders' deficit                                     $    55,373          $   172,853
                                                                                         ===========          ===========

         See accompanying notes to consolidated financial statements.

          SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)


                                                           For the Three Months Ended            For the Nine Months Ended
                                                                   September 30,                         September 30,
                                                         -------------------------------       -------------------------------
                                                             2003               2002               2003               2002
                                                         ------------       ------------       ------------       ------------

REVENUES                                                 $      6,769       $      1,100       $     39,998       $      1,100
                                                         ------------       ------------       ------------       ------------

OPERATING EXPENSES:
    Compensation                                               37,500             37,500            115,986            118,516
    Amortization                                                2,794              1,027             10,192              1,027
    Bad debt                                                    1,663                 --              4,936                 --
    Consulting                                                  2,629             68,799             15,758            187,899
    Debenture penalty                                         167,408                 --            427,150                986
    Debt issuance cost amortization                                --                 --             10,000              5,000
    Impairment loss                                                --                 --             20,910                 --
    Professional fees                                           7,344             13,495             56,853             27,119
    Other selling, general and administrative                  20,775             62,093             80,487             87,768
                                                         ------------       ------------       ------------       ------------

        Total Operating Expenses                              240,113            182,914            742,272            428,315
                                                         ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                         (233,344)          (181,814)          (702,274)          (427,215)
                                                         ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSES):
    Settlement expense                                             --                 --            (36,500)                --
    Interest expense                                          (30,327)          (252,598)           (72,255)          (493,168)
    Recovery of bad debt                                        2,946                 --             15,012                 --
    Interest income                                             1,663              1,380              4,936              1,380
                                                         ------------       ------------       ------------       ------------

        Total Other Expenses                                  (25,718)          (251,218)           (88,807)          (491,788)
                                                         ------------       ------------       ------------       ------------

LOSS BEFORE MINORITY INTEREST                                (259,062)          (433,032)          (791,081)          (919,003)

MINORITY INTEREST IN SUBSIDIARY LOSS                            1,397                 --              5,097                 --
                                                         ------------       ------------       ------------       ------------

NET LOSS                                                 $   (257,665)      $   (433,032)      $   (785,984)      $   (919,003)
                                                         ============       ============       ============       ============

EARNING (LOSS) PER SHARE:
      Net Loss Per Common Share - Basic and Diluted      $      (0.01)      $      (0.02)      $      (0.03)      $      (0.04)
                                                         ============       ============       ============       ============

      Weighted Common Shares Outstanding - Basic
        and Diluted                                        28,448,487         21,344,139         28,316,619         22,024,055
                                                         ============       ============       ============       ============

 See accompanying note to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     For the Nine Months
                                                                       Ended September 30,
                                                                  ----------------------------
                                                                    2003               2002
                                                                  ---------          ---------
Cash flows from operating activities:
    Net loss                                                      $(785,984)         $(919,003)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Amortization expense                                          10,192              1,027
       Bad debt expense                                               4,936                 --
       Impairment loss                                               20,910                 --
       Amortization of deferred debt issuance costs                  10,000              5,000
       Amortization of debt discounts to interest expense            12,774              5,044
       Stock based consulting expense                                36,500            106,700
       Interest expense                                                  --            475,795
       Allocation of loss to minority interest                       (5,097)                --

       (Increase) decrease in:
         Accounts receivable                                             --             (1,100)
         Interest receivable                                         (4,936)            (1,380)
         Prepaids                                                   (54,000)            24,425

       Increase (decrease) in:
         Accounts payable                                            30,397              1,290
         Accrued expenses                                            59,481             13,315
         Accrued penalties                                          427,150                 --
         Accrued compensation, related party                         97,000             92,500
                                                                  ---------          ---------

Net cash used in operating activities                              (140,677)          (196,387)
                                                                  ---------          ---------

Cash flows from investing activities:
    Loan disbursement                                                    --            (56,000)
    Convertible note disbursement                                        --            (10,000)
                                                                  ---------          ---------

Net cash used in investing activities                                    --            (66,000)
                                                                  ---------          ---------

Cash flows from financing activities:
    Equity proceeds from stockholders                                    --             82,390
    Proceeds from convertible debt                                       --            500,000
    Deferred debt issuance costs                                         --            (20,000)
    Proceed from loan from joint venture partner                     50,000                 --
    Proceeds from (payments on) loans from officer                   10,299            (26,021)
                                                                  ---------          ---------

Net cash provided by financing activities                            60,299            536,369
                                                                  ---------          ---------

Net (decrease) increase in cash                                     (80,378)           273,982

Cash at beginning of period                                          81,751              5,321
                                                                  ---------          ---------

Cash at end of period                                             $   1,373          $ 279,303
                                                                  =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                      $      --          $      --
                                                                  =========          =========
    Income Taxes                                                  $      --          $      --
                                                                  =========          =========



         See accompanying notes to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Sun Network Group, Inc. for the year ended December 31, 2002, 2001 and 2000 and notes thereto contained in the Report on Form 10-K for the year ended December 31, 2002 as filed with the SEC . The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ending December 31, 2003.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)



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

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS AND DEFAULT

On June 27, 2002, the Company entered into a Securities Purchase Agreement to Issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company. The Company is permitted to use the proceeds to make one or more loans for a legitimate business purpose, which such loans, in the aggregate, may not exceed $100,000. As of June 27, 2002, $250,000 in convertible debentures were issued to various parties. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.9% of the total outstanding common stock of the Company. However, any debenture holder may waive this limitation provision with 61 days written notice to the Company. The conversion price generally is the lesser of (a) 50% of the market value of the common stock as defined in the debenture or (b) $0.15. Interest is payable either quarterly or at the conversion date at the option of the holder. These convertible debentures matured on June 27, 2003, and are secured by substantially all present and future assets of the Company. (see default discussion below)

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS (Continued)

In 2002, the Company paid $20,000 of legal fees related to the debenture issuances and recorded these fees as a deferred debt issuance cost asset to be amortized over the one-year term of the debentures. Amortization of the deferred debt issuance cost included in general and administrative was $10,000 for the nine months ended September 30, 2003.

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

On August 8, 2002, an additional $250,000 of convertible debentures and warrants to purchase 250,000 common shares were purchased from the Company for $250,000 with the terms similar to that described above and matured on August 8, 2003 (see default discussion below). The warrants were treated as a discount on these convertible debentures and in 2002 were valued at $14,775 computed using the Black-Scholes option-pricing model. The discount on the convertible debentures is amortized to interest expense over the term of the debentures starting on July 1, 2002. Amortization included in interest expense for the nine months ended September 30, 2003 was $12,774.

If the registration statement relating to the debentures is not declared effective with in 90 days of June 27, 2002 or loses quotation in the NASD OTCBB the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. As of September 30, 2003, the registration statement was not effective and accordingly, the Company has recorded $89,753 in penalty fee expenses for the nine months ended September 30, 2003 resulting in a total accrued penalty related to this penalty of $120,986 at September 30, 2003.

Under the debenture, the Company incurs a liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement. The penalty rate is computed as 3% of the outstanding debenture balance per month which computes to $15,000 per month. The accrued penalty through September 30, 2003 amounted to $161,137. Although the Company authorized the increase of its authorized shares to 200,000,000 in May 2003, this increase was not sufficient to satisfy the required authorized shares pursuant to the Debenture Agreement and therefore the penalty has been accrued through September 30, 2003. In October 2003, the authorized shares were increased to 500,000,000.

On June 28, 2003 (the "Default Date") the Company defaulted on its maturity date payment on $250,000 of debentures. Additionally, on August 8, 2003 (the "Default Date") the Company defaulted on its maturity date payment on $250,000 of debentures. A default penalty is computed under the terms of the debenture as $176,260 and has been charged to default note of 15% from the default dates operations on the Default Date and included in accrued penalty at September 30, 2003.

In addition, interest is accruing at the default rate of 15% from the default dates. The convertible debenture liability is as follows at September 30, 2003:

Convertible debenture                                 $500,000
Less: unamortized discount on debenture                   --
                                                      --------
Convertible debenture, net                            $500,000
                                                      ========


Accrued interest at September 30, 2003 was $87,534

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)


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

In January 2003, the EITF finalized a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." The Task Force concluded that cash consideration in excess of specific identifiable costs, including sales incentives, allowances, discounts, coupons, rebates and price reductions, when meeting certain criteria, constitute a reduction in vendor price, and should therefore be reflected as a reduction in cost of sales when the related merchandise is sold. The EITF concluded that this literature should be applied to new arrangements, including modifications of existing arrangements, entered into after December 31, 2002. We adopted EITF 02-16 as of January 1, 2003. The adoption of EITF 02-16 had an immaterial impact on our consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)



NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

In January 2003, 5,000,000 shares previously issuable were issued.

On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

NOTE 5 - IMPAIRMENT LOSS

The Company received certain capital stock of a private German company in exchange for a prepaid expense of $20,910 that was recorded at December 31, 2002. As the valuation of the capital stock received could not be supported based on valuation or other objective data, the Company has elected the conservatively impair this asset for accounting purposes. Accordingly, the Company recorded an impairment loss of $20,910 for the nine months ended September 30, 2003.

NOTE 6 - COMMITMENTS

On February 21, 2003 the Company executed a Production and Studio Facility Agreement (the "Agreement") whereby the Company will pay a vendor to construct a production facility and provide certain initial stipulated production services relating to a television program for which the Company has exclusive rights. Production was to commence no later than October 1, 2003. As of the date of this report, the Company has not commenced production.

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

NOTE 7 - REPORTABLE SEGMENTS

As of  September  30, 2003 and 2002,  the Company had two  reportable  segments:
Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 2003
                                   (UNAUDITED)

NOTE 7 - REPORTABLE SEGMENTS - continued


               September 30, 2003              Network TV       Network Radio          Total
               ------------------              ----------       -------------          -----
Assets                                         $  55,373          $      --          $  55,373
                                               ---------          ---------          ---------
Revenues                                       $  30,000              9,998          $  39,998
Amortization                                          --            (10,192)           (10,192)
Other operating expenses                        (707,070)           (25,010)          (732,080)
Interest income                                    4,936                 --              4,936
Interest expense                                 (72,255)                --            (72,255)
Settlement expense                               (36,500)                --            (36,500)
Recovery of bad debt                                  --             15,012             15,012
Minority interest in subsidiary losses                --              5,097              5,097
                                               ---------          ---------          ---------
Segment loss                                   $(780,889)         $  (6,492)         $(785,984)
                                               =========          =========          =========


September 30, 2002               Network TV       Network Radio         Total
------------------               ----------       -------------         -----
Assets                           $ 273,058          $ 149,473        $ 422,531
                                 ---------          ---------        ---------
Revenues                         $      --              1,100        $   1,100
Amortization                            --             (1,027)          (1,027)
Other operating expenses          (426,688)              (600)        (427,288)
Interest income                      1,380                 --            1,380
Interest expense                  (493,168)                --         (493,168)
                                 ---------          ---------        ---------
Segment loss                     $(918,476)         $    (527)       $(919,003)
                                 =========          =========        =========

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $2,599,309 and a working capital deficit of $1,207,193 at September 30, 2003, and cash used in operations in for the nine months ended September 30, 2003 of $140,677. In addition, revenues were nominal. In 2002, the Company received $500,000 in funding and a commitment for an additional $250,000. In November 2003, the Company received $167,400, net of $82,600 of fees. In addition, management has implemented revenue producing programs in its new subsidiary, Radio X Network, which have started to generate minimal revenues.

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


NOTE 9 - SUBSEQUENT EVENTS

In October 2003, the Company changed the number of authorized common shares to 500,000,000.

In November 2003 the Company issued $250,000 of convertible debentures and warrants to purchase 250,000 common shares and received $167,400 net of $82,600 of fees.

The warrants were valued at $3,500 resulting in a debt discount to be amortized over the debt term of one year.

The Company paid $25,000 of debt issuance cost legal fees (included in the $82,600 above) which is recorded as an asset to be amortized over the debt term.

The Company also recognized a $246,500 interest expense relating to the beneficial conversion feature of the debentures.

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

On June 27, 2002 the Company entered into agreement with four (4) institutional investors to provide the Company $750,000 in capital through a Secured
Convertible Debenture Offering ("Debenture"). The Company has filed and withdrawn a SB-2 Registration Statement and, subsequently, a SB-2/A amended Registration Statement and a new SB-2 Registration Statement in connection with the Debenture. In November 2003, the SB-2 was declared effective by the SEC.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

REVENUES

Revenues for the nine months ended September 30, 2003 were $39,998 as compared to revenues for the nine months ended September 30, 2002 of $1,100. Of the $39,998 of revenue, $30,000 was derived from video production and $9,998 revenues were derived from our consolidated subsidiary, Radio X Network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES

Compensation was $115,986 for the nine months ended September 30, 2003 compared to $118,516 for the comparable period in 2002. Compensation relates solely to compensation under our employment agreement with our president.

Amortization of radio programs of $10,192 and $1,027 for the nine months ended September 30, 2003 and 2002, respectively, results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network. The intangible asset is being amortized using the straight-line method over the expected useful life of the program of one year. Amortization in the comparable period in 2002 was minimal since the investment was made in September 2002.

Consulting expense for the nine months ended September 30, 2003 was $15,758 compared to $187,899 for the nine months ended September 30, 2002.

The Debenture penalty of $427,150 and $985 for the nine months ended September 30, 2003 and 2002, respectively, represents the accrued penalty under the provisions of the Convertible Debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the Convertible Debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement and a default penalty of $176,260 on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures

For the nine months ended September 30, 2003, the Company had an impairment loss of $20,910 as compared to $0 for the nine months ended September 30, 2002. The impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset.

Professional fees for the nine months ended September 30, 2003 were $56,853 compared to $27,119 for the nine months ended September 30, 2002. The increase is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 and our quarterly and annual reports.

Other selling, general and administrative expenses were $80,487 for the nine months ended September 30, 2003 as compared to $87,768 for the nine months ended September 30, 2002. The decrease in expenses is primarily due to a decrease in advertising expense for the nine months ended September 30, 2003 as compared to $24,425 for the nine months ended September 30, 2002 and a decrease in other selling, general and administrative expenses for the nine months ended September 30, 2003 of $29,248 as compared to $63,343, offset by an increase in travel and entertainment of $29,417, talent costs in Radio X of $9,800, insurance of $6,015, telephone of $6,007.

Interest expense was $72,255 for the nine months ended September 30, 2003 compared to $493,168 for the nine months ended September 30, 2002. Interest expense for the nine months ended September 30, 2003 is attributed to the Convertible Debenture offering and includes accrued interest of the Convertible Debentures and amortization of the debt discount as well as accrued interest on the Convertible Debentures due to the default on payment. For the nine months ended September 30, 2002, $475,795 of interest expense was recognized relating to an imbedded beneficial conversion feature on the convertible debentures.

On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $785,984 or $(.03) per share for the nine months ended September 30, 2003 as compared to a net loss of $919,003 or ($.04) per share for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had a stockholders' deficit of $1,245,320. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002 and by the sale of convertible debentures of $500,000 through September 30, 2003. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans. The cash balance at September 30, 2003 was $1,373 and we will have to minimize operations until we receive additional cash flows from our businesses or complete our Debenture financing.

We have no other material commitments for capital expenditures except for the anticipated launch of a RadioTV Network program in early 2004. We received an additional $167,400, net of fees of $82,600 in convertible debenture financing upon effectiveness of our registration statement. We may also receive financing from the exercise of 500,000 outstanding warrants, which would provide maximum funds of $75,000. Other than several thousand dollars to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and warrant exercise proceeds we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2003, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2003.

Net cash used in operations during the nine months ended September 30, 2003 was $140,677 and was substantially attributable to net loss of $785,984 offset primarily by non-cash stock based expenses of $36,500, impairment loss of $20,910, non-cash debt discount amortization of $12,774, amortization of deferred debt issuance costs of $10,000, net changes in operating assets and liabilities of $555,092. In the comparable period of 2002 we had net cash used in operations of $196,387 primarily relating to the net loss of $919,003 primarily offset by interest expense of $475,795, stock-based consulting expense of $106,700, and a change in accrued compensation of $92,500.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $60,299 as compared to net cash provided by financing activities of $536,369 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we received proceeds from a loan from our joint venture partner of $50,000 and a loan from an officer of $10,299. The loan from our joint venture partner came from funds held by that partner and due to our controlled subsidiary, Radio X. In the comparable period of 2002, we received equity proceeds from stockholders of $82,390, net proceeds from convertible debt of $480,000, offset by payment on loans to officers of $26,021.

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

         In October 2003, we changed the number of authorized common shares to 5,000,000.

Item 4.  Submission of Matters to Vote of Security Holders

         None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         31.1     Certification  by Chief Executive  Officer Pursuant to Section
                  302

         31.2     Certification  by Chief Financial  Officer Pursuant to Section
                  302

         32.1     Certification  by Chief Executive  Officer Pursuant to Section
                  906

         32.2     Certification  by Chief Financial  Officer Pursuant to Section
                  906


         Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SUN NETWORK GROUP, INC.


Dated:   November 19, 2003                      By: /s/ T. Joseph Coleman
                                                    ---------------------------
                                                    T. Joseph Coleman
                                                    Chief Executive Officer,
                                                    President and Director