Form 10KSB
period 2003-12-31
SUN NETWORK GROUP INC
filed 2004-04-15
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      State issuer's revenues for its most recent fiscal year: $42,398.

      88,450,315 shares of common stock, $.0001 par value, were issued and outstanding on April 2, 2004.

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of the close of business on April 2, 2004 (an aggregate of 61,515,315 shares out of a total of 88,450,315 shares outstanding at that time) was $2,153,036 computed by reference to the closing bid price of $.035 on April 2, 2004.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

         We currently own one subsidiary, RadioTV Network, Inc. In addition, we have entered into a partnership agreement with Sports Byline USA, L.P. to own and operate the Radio X network. The partners are to be exclusive to one another for this type of venture. We have contributed the sum of $100,000 to the partnership, the rights to "Laughtraxx", a radio program concept, and limited management services. Sports Byline has contributed two (2) existing radio programs, "Wrestling Observer Live" and "Video Game Review" plus management services, affiliate sales and accounting, along with studio production and office facilities. Our investment is $100,000 and any future investment or contributions are to be mutually determined by the parties. Radio X expects to focus its activities on developing, producing and syndicating radio programs designed for a young male demographic ages 14-35. The programs will generate revenues from ad sales, subscriptions and merchandising. Revenues will first be applied to the continuing management and operation of the business, then to recovery of our investment and then to profits which are to be allocated at 50% to us and 50% to Sports Byline. We anticipated adding between 10 and 30 hours of programming to Radio X in fiscal 2003, however, due to lack of funding, we have not added this programming. We will manage the Radio X Network with Sports Byline USA, L.P. on an equal basis, however, we have the right to determine all matters relative to this partnership.

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

         In order to most effectively grow the company, management has implemented a two-phase business plan. Subject to the completion of additional financing, development of programming and securing a local broadcast partners, Phase One will focus on the production and distribution of up to eight programs into local and regional broadcast markets, while Phase Two calls for aggressive expansion of an additional thirty (30) programs and a full, 24-hour satellite-delivered feed to complement the company's local, regional and Webcast distribution. Phase one will take about two years and about $500,000 "net cash" to implement, which we will finance in part from our debt financing and cash flows from operations. The net cash investment projected for eight regional programs is estimated as a total of the initial start up expenses, estimated between $5,000 and $7,000 per week per program less anticipated advertising revenues, estimated between $10,000 and $15,000 per week. Start up expenses include installation of equipment in a broadcast studio at the station, prodution personnel, graphics and other visual materials for the program. Phase two will commence when RTV's initial business model is completed and providing operational cash flow. RTV has test-marketed two programs. The first of these programs was QUINN IN THE MORNING...@ NIGHT ("QUINN"), which was run from mid 1998 to 1999. Broadcast over WNPA TV in Pittsburgh, QUINN was a weekly television version of Pittsburgh's WKKR's morning political talk show hosted by Jim Quinn. QUINN debuted with a 2 rating, and remained on our former affiliate's UPN station until the station was sold in 1999.

         RTV's other inaugural program was MANCOW TV. MANCOW TV was a late-night television program broadcast on Chicago's WCIU, and produced each day from MANCOW MULLER'S MORNING MADHOUSE radio show on Chicago's Q101. MANCOW TV was launched in April 1999 after RTV constructed a television studio in Q101's broadcast booth. The program was initially broadcast in the 12:30 a.m. - 1:30 a.m. time slot on WCIU, and consistently generated 1.2 - 2.5 ratings and 6 - 10 shares. MANCOW TV was regularly the highest-rated show on WCIU after 7:00 p.m. In January 2000, MANCOW TV moved to Saturdays at 10:00 p.m., on WCIU, and became one of the highest rated programs on the station in all day parts. MANCOW TV ceased production in late 2000 and was broadcast and syndicated in re-runs until mid 2001. The Company owns, and has available for distribution, about 100 individual, completed MANCOW TV programs, copyrighted by RTV. The Company has properly secured, via written releases, all third party performance and music rights contained in the programs. We have no material intellectual property other than the MANCOW TV programs. RTV anticipates producing MANCOW TV as a prime time weekly strip (Monday through Friday, 8pm to 11pm time slots) for a new local or national cable distribution. The Company has created a compilation video of MANCOW TV to solicit the program to possible syndicators and broadcasters. The Company has offered the program to several possible distributors and networks during 2002 and 2003 but has not yet secured any future production or distribution for the program. MANCOW TV episodes are available on an "on demand" basis for viewing at RTVNET.com and the Company has licensed sections of MANCOW TV to a third party for incorporation into a video that will be for sale by direct response on a 800 number promoted on TV or radio and/or by retail sale. The Company is entitled to 50% of the net proceeds of the video. The video is in production and we received revenues in 2003.

         RTV's two-phase business plan anticipates continued expansion via acquisition and/or additional joint ventures. RTV continues to have negotiations with its joint venture partner, Sports Byline USA, L.P. about a possible merger with the Company. Subject to the completion of our debenture financing and securing a local broadcast partner, we expect to launch THE KIDD KRADDICK RADIO SHOW in the Dallas market prior to the end of 2004. The Company has had talks with several local Dallas broadcasters, over the past two years but, as of March 31, 2004, the Company has not yet secured any formal agreements. The estimated cost to launch THE KIDD KRADDICK RADIO SHOW is $150,000.

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

SOURCES OF REVENUES

         The Company's wholly-owned subsidiary, RTV, generally produces episodic television series and generates the majority share of its revenues from the sale of broadcast licenses and advertising sales. Advertising is sold to conventional advertisers and direct response advertisers by the broadcaster's ad sales personnel and the revenues collected our shared with the Company. The Company has not had syndicated advertising revenues since MANCOW TV ceased syndication and broadcast in 2001. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements. Additional revenues are gleaned from syndication of the programs usually at a 50/50 "barter" arrangement plus merchandising for videos, licensing, and studio rentals.

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

         All of the Company's revenues in 2003 are from its Radio X joint venture and from MANCOW TV video sales.

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

         None

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

                                    HIGH                      LOW
2004                                -----                     ----

First Quarter                       $0.05                     $.024

2003                                -----                     ------

First Quarter                       $.060                     $.020
Second Quarter                      $.045                     $.015
Third Quarter                       $.030                     $.015
Fourth Quarter                      $.090                     $.035

                                    HIGH                      LOW
2002                               ------                    ------

First Quarter                       $1.55                     $.56
Second Quarter                      $ .67                     $.07
Third Quarter                       $ .27                     $.05
Fourth Quarter                      $ .06                     $.015

SECURITY HOLDERS

         At April 2, 2004, there were 88,450,315 shares of our common stock outstanding, which were held of record by approximately 347 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

         We have not paid a dividend since our incorporation. Our Board of Directors may consider the payment of cash dividends, dependent upon the results of our operations and financial condition, tax considerations, industry standards, economic considerations, regulatory restrictions, general business factors and other conditions.

RECENT SALES OF UNREGISTERED SECURITIES

         The securities described below represent our securities sold by us during the fiscal year ended December 31, 2003 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

            None

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

           On November 15, 2003, we entered into an agreement with a third party for investor relations services. The term of this agreement was from the date of the contact to December 31, 2003. In connection with this agreement, we issued such consultant 2,000,000 shares of its common stock for these services.

            On December 4, 2003, we entered into an agreement with a third party for management consulting, business advisory, shareholder information and public relations services. The term of this agreement was for two months. In connection with this agreement, we issued such consultant 10,000,000 shares of its common stock for these services.

            On December 12, 2003, we entered into an agreement with a third party for investor relations services. The term of this agreement was for a six-month period. In connection with this agreement, we issued such consultant 3,000,000 shares of its common stock for these services.

            On December 15, 2003, we entered into an agreement with a third party for investor relations services. The term of this agreement was for a two-month period. In connection with this agreement, we issued such consultant 3,000,000 shares of its common stock for these services.

OTHER

    On June 5, 2003, with the approval of our Board of Directors, the authorized number of common shares, $0.001 par value, authorized by the Company was increased from 100,000,000 to 200,000,000. In October 2003, we changed the number of authorized common shares to 500,000,000.

         The above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons and transfer was restricted by us in accordance with the requirements of the Securities Act.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

         Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded.

         These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

            Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

      - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

      - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

      - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

      - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

      - The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

            Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

            Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange;
(iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

            Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

            Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in
(ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK COULD ADVERSELY EFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL.

            Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of future option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

            On June 27, 2002 the Company entered into agreement with four (4) institutional investors to provide the Company $750,000 in capital through a Secured Convertible Debenture Offering ("Debenture"). The Company has filed and withdrawn a SB-2 Registration Statement and, subsequently, a SB-2/A amended Registration Statement and a new SB-2 Registration Statement in connection with the Debenture. On October 30, 2003, the SB-2 was declared effective by the SEC.

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

            The Company intends to use the net proceeds from the Debenture to develop, operate and expand the businesses of RTV and Radio X and to continue to seek other opportunities for the Company. The Company believes that upon completion of additional funding, it will have sufficient capital to operate through the end of 2004. The Company will, however, continue to seek additional capital to fund further development, expansion and operation of its businesses. Upon conversion of the Debentures into the Company common stock there will be substantial shareholder dilution.

         On March 8, 2004, we entered into a redemption agreement with our debenture holders, whereby we agreed to pay $150,000 per week for five weeks commencing on March 22, 2004 until such time as the Company has paid $750,000. Upon final payment, we will deliver 20,000,000 shares of common stock to the debenture holders as full satisfaction of liabilities under the debenture agreements. Through April 5, 2004, $450,000 was repaid to the debenture holders.

         In March, 2004, we entered into loan agreements to borrow approximately $273,000 and $217,000. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of 360-day year for the number of actual days elapsed and is due and payable quarterly commencing June 2, 3004. The loans are due in March 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal 10% of the amount borrowed which is deducted directly from the proceeds by the lender. The loans are collateralized by 28,000,000 shares of the Company's common stock. In addition, we issued an additional 38,000,000 common shares into escrow as collateral during March 2004 in anticipation of future borrowings. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements.

RESULTS OF OPERATIONS

Year ended December 31, 2003 compared to the year ended December 31, 2002

REVENUES

            Revenues for the year ended December 31, 2003 were $42,398 as compared to revenues for the year ended December 31, 2002 of $3,566. Of the $42,398 of revenue in 2003, $30,000 was derived from video production and $12,398 revenues were derived from our consolidated subsidiary, Radio X Network. Revenues in 2002 were from our Radio X Network subsidiary.

OPERATING EXPENSES

                  Compensation was $153,486 for the year ended December 31, 2003 compared to $165,261 for the comparable period in 2002. Compensation in 2003 and 2002 relates solely to compensation under our employment agreement with our president aggregating $150,000 plus payment of certain of his personal expenses totaling $3,486 and $15,261, respectively. On December 30, 2002 the Board authorized the issuance of 5,000,000 common shares of the Company's stock to the president in exchange for $120,000 of that accrued Compensation. Accrued Compensation due to the president, under an employment agreement at December 31, 2003, was $188,492.

            Amortization of radio programs of $10,192 and $7,052 for the year ended December 31, 2003 and 2002, respectively, results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network. The intangible asset was being amortized using the straight-line method over the expected useful life of the program of one year. Amortization in the comparable period in 2002 was lower since the investment was made in September 2002.

         For the year ended December 31, 2003, bad debt expense amounted $6,600 as compared to $112,580. In 2003, bad debt consisted of a provision on interest receivable relating to interest income recognized on notes receivable previously reserved. In 2002, bad debt consisted of $58,755 of loan principal and interest due from Live Media Enterprises, Inc, $43,501 in connection with the Company's investment in Radio X Network and $10,324 for the Company's investment in Nexxray, LLC. Although the Company believes all of these investments are viable and collectible it is taking the reserve at the suggestion of its auditors.

            Consulting expense for the year ended December 31, 2003 was $162,177 compared to $193,918 for the year ended December 31, 2002, and included $127,000 and $106,700 of non-cash consulting expense in 2003 and 2002, respectively, from the issuance of common stock for services.

            The Debenture penalty of $485,245 and $31,233 for the year ended December 31, 2003 and 2002, respectively, represents the accrued penalty under the provisions of the Convertible Debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the Convertible Debentures of $99,616 and $31,233, liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement of $$206,137 and $0, and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures of $179,492 and $0 for the years ended December 31, 2003 and 2002, respectively.

         For the year ended December 31, 2003, the Company had an impairment loss of $20,910 as compared to $32,756 for the year ended December 31, 2002. In 2003, the impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset. In 2002, the Company recorded a $50,000 investment differential of its Radio X partnership investment to the facilities usage rights, management services and the radio programs based upon fair market valuations of $35,000 to facilities and management and $15,000 to the radio programs. The facility usage rights of $32,756 ($35,000 net of accumulated amortization of $2,244) were impaired at December 31, 2002 since the Company could not reliably project positive future cash flows due to the development stage nature of the Radio X business.

            Professional fees for the year ended December 31, 2003 were $74,387 compared to $65,001 for the year ended December 31, 2002. The increase is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 and our quarterly and annual reports.

            Other selling, general and administrative expenses were $135,799 for the year ended December 31, 2003 as compared to $117,838 for the year ended December 31, 2002 summarized as follows:


         Advertising                           $     --        $ 36,074
         Production and talent expenses          32,600           4,600
         Travel and entertainment                50,188           8,783
         Other                                   53,011          68,381
                                               --------        --------
                    Total                      $135,799        $117,838
                                               ========        ========

            The increased advertising expense in 2002 is primarily due to the amortization of $35,200 of pre-paid advertising used in 2002. In 2003 we have an increase in production and talent expense primarily due to the amortization of $20,000 of prepaid production fees. Travel and entertainment increased primarily due to increased corporate travel related to increased marketing activities and activities related to investor relations and the seeking of funding opportunities.

            On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

            Interest expense was $329,965 for the year ended December 31, 2003 compared to $515,279 for the year ended December 31, 2002. Interest expense for the years ended December 31, 2003 and 2002 is attributed to the Convertible Debenture offering and includes accrued interest of the Convertible Debentures and amortization of the debt discount as well as accrued interest on the Convertible Debentures due to the default on payment. For the year ended December 31, 2003 and 2002, $246,500 and $475,795 of interest expense was recognized relating to an imbedded beneficial conversion feature on the convertible debentures, respectively.

            As a result of these factors, we reported a net loss of $1,355,037 or $(.04) per share for the year ended December 31, 2003 as compared to a net loss of $1,237,497 or ($.06) per share for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had a stockholders' deficit of $1,412,368. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002 and by the sale of convertible debentures of $750,000 through December 31, 2003. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans. The cash balance at December 31, 2003 was $101,879. As of April 10, 2004 the Company had minimal cash on hand and will have to minimize operations until it receives additional cash flows from its businesses or completes its Debenture financing.

         We have no other material commitments for capital expenditures except for the anticipated launch of a RadioTV Network program in 2004. We may also receive financing from the exercise of 500,000 outstanding warrants, which would provide a maximum funds of $75,000.

         Other than a minimal amount of funds generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and warrant exercise proceeds we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2004, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2004.

         In addition, we intend to develop programming for our RTV and Radio X subsidiaries and then to distribute the programs and seek sponsorships and other forms of income for the programs. If we can successfully generate revenue for our programming we will be able to continue as a going concern without additional, new capital, into fiscal 2004 and beyond. If we cannot generate revenues, through ad sales, sponsorships or other revenue sources, we will require the infusion of additional capital to continue our operations. We estimate that, if minimum revenue targets are not met, we will require an additional infusion of $500,000 in new capital to continue in business.

         Net cash used in operations during the year ended December 31, 2003 was $252,630 and was substantially attributable to net loss of $1,355,037 offset primarily by non-cash stock based expenses of $163,500, impairment loss of $20,910, non-cash debt discount amortization of $13,211, amortization of deferred debt issuance costs of $13,000, Interest expense on beneficial conversion feature of $246,500, and net changes in operating assets and liabilities of $633,591. In the comparable period of 2002, we had net cash used in operations of $300,438 primarily relating to the net loss of $1,237,497 primarily offset by a change in accrued compensation of $110,000, stock based expenses of $106,700 and non-cash interest expense from the beneficial conversion feature of $475,795.

         Net cash used in investing activities during the year ended December 31, 2002 was $159,501 relating to a loan to a potential acquiree of $56,000, a convertible loan of $10,000 and a $93,501 investment in Radio X partnership.

         Net cash provided by financing activities for the year ended December 31, 2003 was $272,758 as compared to net cash provided by financing activities of $536,369 for the year ended December 31, 2002. During the year ended December 31, 2003, we received net proceeds from a loan from our joint venture partner of $50,000 and net proceeds from convertible debt of $226,000 offset by payments on loans from officers of $3,242. The loan from our joint venture partner came from funds held by that partner and due to our controlled subsidiary, Radio X. In the comparable period of 2002, we received equity proceeds from stockholders of $82,390, net proceeds from convertible debt of $480,000 offset by payment on loans to officers of $26,021.

         For the fiscal year ended December 31, 2003, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,168,362 and a working capital deficit of $1,374,241 at December 31, 2003, net losses in 2003 of $1,355,037 and cash used in operations in 2003 of $252,630. In addition, revenues were nominal. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

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

REVENUE RECOGNITION

We follow the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

We account for revenues from its Radio TV Network, Inc operations in accordance with the AICPA Accounting Standards Executive Committee Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

We generally produces episodic television series and generates revenues from the sale of broadcast licenses and advertising sales. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

We recognize monetary revenues when evidence of a sale or licensing arrangement exists, the license period has begun, delivery of the film to the licensee has occurred or the film is available for immediate and unconditional delivery, the arrangement fee is fixed or determinable, and collection of the arrangement fee is reasonably assured. We recognize only the net revenue due to the Company pursuant to the formulas or amounts stipulated in the customer contracts.

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

We recognize revenues from the sale of radio program advertising in its Radio X Network operations when the fee is determinable and after the commercial advertisements are broadcast. Any amounts received from customers for radio advertisements that have not been broadcast during the period are recorded as deferred revenues until such time as the advertisement is broadcast.

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

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this report are included, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Accounting Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The table below sets forth certain information with respect to our directions and executive officers as of April 9, 2004.


        Name                         Age             Position
 -------------------                 ---             ------------------------

 Richard Wellman                     60              Chairman, Director

 T. Joseph Coleman                   53              Chief Executive Officer,
                                                     President and Director

 William H. Coleman                  44              Director, Secretary



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

COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT

Based solely on our review of Forms 3, 4, and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2003, except as described below, all of our officers, directors, and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

T.J. Coleman failed to file a Form 4 for in January 2003.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth a summary for the fiscal years ended, of the cash and non-cash compensation awarded, paid or accrued by us to our President and CEO our compensated officer, who served in such capacities at the end of fiscal 2003 and 2002.

                 SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION


 Name and Principal         Year   Salary ($)   Bonus($)      All Other
 Positions                                                 Compensations ($)
 ----------------------     ----   ----------   --------   -----------------

T. Joseph Coleman           2003   120,000(1)    30,000        15,261 (2)
Chief Executive Officer     2002   120,000(1)    30,000         3,486 (2)


(1) Mr. Coleman deferred his 2003 and 2002 salary and or bonus due under his employment agreement with the Company dated July 16, 2001. On December 30, 2002, Mr. Coleman was issued 5,000,000 shares of restricted common stock in full satisfaction of $120,000 of the 2002 obligation.

(2) RTV Media Corp. paid certain auto and insurance expense for Mr. Coleman in 2003 and 2002.

EMPLOYMENT AGREEMENTS

         The Company has one employment agreement with its Chief Executive Officer, T. Joseph Coleman. Mr. Coleman's three (3) year agreement entitles him to an annual salary of $120,000 plus a guaranteed annual bonus of $30,000 and customary fringe benefits and expenses. Mr. Coleman has deferred his salary and bonus for the first year of his contract. The Company has issued Mr. Coleman 5,000,000 shares of restricted common stock to satisfy $120,000 of the obligation. The Company has no other employment agreements but may enter into them in the future in connection with acquisitions or in the normal course of its business. In December 2002, we extended Mr. Coleman's employment agreement to expire on July 15, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 8, 2004 regarding the beneficial ownership of our common stock held by each of two executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. "Voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                                             Amount and Nature     Percent
                                                    Of                of
                          Position with         Beneficial          Common
Stock Name & Address     Sun Network Grp.       Ownership (1)    Outstanding (1)
--------------------   -------------------   -----------------   ---------------
T. Joseph Coleman      Director, President      8,617,500 (2)         9.74%
1440 Coral Ridge Dr.   CEO
#140
Coral Springs,
FL 33071

William H. Coleman     Director, Secretary      2,350,000 (3)         2.66%
45 Whitewood Circle
Norwood, MA 02002

Alchemy Media LLC                               5,967,500             6.75%
5670 Wilshire Blvd.
Suite 1300
Los Angeles, CA 90036

Total securities held by officers              10,967,500            12.40%
and directors as a group (2 people):


(1) Based upon 88,450,315 shares outstanding as of April 2, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

31.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K

         None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2003 and 2002 were approximately $14,000 and $23,000, respectively.

AUDIT-RELATED FEES

For fiscal 2003 and 2002, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $2,000 and $4,000, respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.


                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 14th day of April, 2004.


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


Signatures                 Title                               Date

/s/ T. Joseph Coleman      Chief Executive Officer             April 14, 2004
                           (Principal Executive Officer),
                           Chief Financial Officer and
                           Principal Accounting Officer


/s/ William H. Coleman     Director and Secretary              April 14, 2004

                             SUN NETWORK GROUP, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003, AND 2002

                             Sun Network Group, Inc.
                                and Subsidiaries


                                    Contents






                                                                                                          Page(s)
                                                                                                      ----------------
Independent Auditors' Report                                                                                F-2

Consolidated Balance Sheets                                                                                 F-3

Consolidated Statements of Operations                                                                       F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)                                     F-5

Consolidated Statements of Cash Flows                                                                       F-6

Notes to Consolidated Financial Statements                                                              F-7 - F-21


                          Independent Auditors' Report



Board of Directors and Stockholders of:
Sun Network Group, Inc.

We have audited the accompanying consolidated balance sheet of Sun Network Group, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, changes of stockholders' equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Sun Network Group, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has accumulated deficit of $3,168,362 and a working capital deficit of $1,374,241 at December 31, 2003, net losses in 2003 of $1,355,037, cash used in operations in 2003 of $252,630, and nominal revenues. In addition, the Company is in default on $500,000 of convertible debentures at December 31, 2003. These factors and the need for additional cash to fund operations over the next year raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 7, 2004

                         SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003






                                     ASSETS
                                     ------

Current assets:
   Cash                                                                $   101,879
   Deferred debt issuance cost, net                                         21,000
   Prepaids                                                                 34,000
                                                                       -----------

           Total current assets                                            156,879
                                                                       -----------

           Total assets                                                $   156,879
                                                                       ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------

Current liabilities:
   Convertible debentures, net                                         $   721,932
   Accounts payable                                                          5,911
   Accrued interest                                                         98,307
   Accrued penalty                                                         516,478
   Accrued compensation, related party                                     188,492
                                                                       -----------

           Total current liabilities                                     1,531,120
                                                                       -----------

Minority interest                                                           38,127
                                                                       -----------

Stockholders' deficit:
   Common stock ($0.001 par value; 500,000,000 authorized shares;
       55,346,815 shares issued and outstanding)                            55,346
   Additional paid-in capital                                            1,836,648
   Accumulated deficit                                                  (3,168,362)
   Deferred consulting                                                    (136,000)
                                                                       -----------

           Total stockholders' deficit                                  (1,412,368)
                                                                       -----------

           Total liabilities and stockholders' deficit                 $   156,879
                                                                       ===========



               See accompanying notes to consolidated financial statements.

                                     -F-3-

             SUN NETWORK GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                          For the Year Ended
                                                                             December 31
                                                                  -------------------------------
                                                                      2003                 2002
                                                                  ------------       ------------
REVENUES                                                          $     42,398       $      3,566
                                                                  ------------       ------------


OPERATING EXPENSES:
    Compensation                                                       153,486            165,261
    Amortization                                                        10,192              7,052
    Bad debt                                                             6,600            112,580
    Consulting                                                         162,177            193,918
    Debenture penalties                                                485,245             31,233
    Debt issuance cost amortization                                     13,000             10,000
    Impairment loss                                                     20,910             32,756
    Professional fees                                                   74,387             65,001
    Other selling, general and administrative                          135,799            117,838
                                                                  ------------       ------------

        Total Operating Expenses                                     1,061,796            735,639
                                                                  ------------       ------------

LOSS FROM OPERATIONS                                                (1,019,398)          (732,073)

OTHER INCOME (EXPENSES):
    Settlement expense                                                 (36,500)                --
    Interest expense                                                  (329,965)          (515,279)
    Recovery of bad debt                                                19,129                 --
    Interest income                                                      6,600              3,079
                                                                  ------------       ------------

        Total Other Expenses                                          (340,736)          (512,200)
                                                                  ------------       ------------

LOSS BEFORE MINORITY INTEREST                                       (1,360,134)        (1,244,273)

MINORITY INTEREST IN SUBSIDIARY LOSS                                     5,097              6,776
                                                                  ------------       ------------

NET LOSS                                                          $ (1,355,037)      $ (1,237,497)
                                                                  ============       ============

EARNING (LOSS) PER SHARE:
      Net Loss Per Common Share - Basic and Diluted               $      (0.04)      $      (0.06)
                                                                  ============       ============

      Weighted Common Shares Outstanding - Basic and Diluted        30,210,585         22,143,751
                                                                  ============       ============

   See accompanying note to consolidated financial statements.

                              -F-4-

         SUN NETWORK GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                                   ADDITIONAL
                                                            COMMON STOCK                 COMMON STOCK ISSUABLE      PAID-IN
                                                            --------------------------  -------------------------
                                                               SHARES        AMOUNT       SHARES       AMOUNT        CAPITAL
                                                            ------------  ------------  ----------- ------------- -------------
Balance at December 31, 2001                                 21,665,399      $ 21,665            -           $ -     $ 486,734

Sale of common stock                                            183,088           183            -             -        82,207

Common stock issued for services                                600,000           600            -             -       106,100

Warrants issued with convertible debentures                           -             -            -             -        24,205

Beneficial converssion value of convertible debentures                -             -            -             -       475,795

Stock issued to officer for accrued compensation                      -             -    5,000,000         5,000       115,000

Net Income for the year                                               -             -            -             -             -
                                                            ------------  ------------  ----------- ------------- -------------

Balance at December 31, 2002                                 22,448,487        22,448    5,000,000         5,000     1,290,041

Common stock issued in exchange for debt                      8,898,328         8,898            -             -        16,107

Common stock issued for settlement                            1,000,000         1,000            -             -        35,500

Common stock issued for services rendered                    18,000,000        18,000            -             -       245,000

Warrants issued with convertible debentures                           -             -            -             -         3,500

Beneficial converssion value of convertible debentures                -             -            -             -       246,500

Issuance of previously issuable common stock                  5,000,000         5,000   (5,000,000)       (5,000)            -

Net loss for the year                                                -             -            -             -             -
                                                            ------------  ------------  ----------- ------------- -------------

Balance at December 31, 2003                                55,346,815      $ 55,346            -           $ -    $1,836,648
                                                            ============  ============  =========== ============= =============



                                                              ACCUMULATED       DEFERRED

                                                                DEFICIT        CONSULTING        TOTAL
                                                             --------------  ---------------  ------------
Balance at December 31, 2001                                    $ (575,828)             $ -     $ (67,429)

Sale of common stock                                                     -                -        82,390

Common stock issued for services                                         -                -       106,700

Warrants issued with convertible debentures                              -                -        24,205

Beneficial converssion value of convertible debentures                   -                -       475,795

Stock issued to officer for accrued compensation                         -                -       120,000

Net Income for the year                                          (1,237,497)              -     (1,237,497)
                                                             --------------  ---------------  ------------

Balance at December 31, 2002                                    (1,813,325)               -      (495,836)

Common stock issued in exchange for debt                                 -                -        25,005

Common stock issued for settlement                                       -                -        36,500

Common stock issued for services rendered                                -         (136,000)      127,000

Warrants issued with convertible debentures                              -                -         3,500

Beneficial converssion value of convertible debentures                   -                -       246,500

Issuance of previously issuable common stock                             -                -             -

Net loss for the year                                           (1,355,037)              -     (1,355,037)
                                                             --------------  ---------------  ------------

Balance at December 31, 2003                                  $ (3,168,362)      $ (136,000)  $(1,412,368)
                                                             ==============  ===============  ============

See accompanying note to consolidated financial statements.

                                      -F-5-

                SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Year
                                                                                   Ended December 31,
                                                                              ---------------------------
                                                                                  2003            2002
                                                                              -----------     -----------
Cash flows from operating activities:
    Net loss                                                                  $(1,355,037)    $(1,237,497)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization expense                                                         10,192           7,052
      Bad debt expense                                                              6,600         112,580
      Impairment loss                                                              20,910          32,756
      Interest expense of beneficial conversion feature                           246,500         475,795

      Amortization of deferred debt issuance costs                                 13,000          10,000
      Amortization of debt discounts to interest expense                           13,211          11,431
      Prepaid advertising expenses                                                     --          35,200
      Stock based consulting expense                                              127,000         106,700
      Settlement expense                                                           36,500              --
      Allocation of loss to minority interest                                      (5,097)         (6,776)

      (Increase) decrease in:
         Interest receivable                                                       (6,600)         (3,079)
         Prepaids                                                                 (34,000)        (20,910)

      Increase (decrease) in:
         Accounts payable                                                         (11,050)          7,024
         Accrued interest                                                          70,254          28,053
         Accrued penalties                                                        485,245          31,233
         Accrued compensation, related party                                      129,742         110,000
                                                                              -----------     -----------

Net cash used in operating activities                                            (252,630)       (300,438)
                                                                              -----------     -----------

Cash flows from investing activities:
    Loan disbursement                                                                  --         (56,000)
    Loan disbursement to joint venture partner                                         --         (93,501)
    Convertible note disbursement                                                      --         (10,000)
                                                                              -----------     -----------

Net cash used in investing activities                                                  --        (159,501)
                                                                              -----------     -----------

Cash flows from financing activities:
    Proceeds from sale of common stock                                                 --          82,390
    Deferred debt issuance costs                                                       --         (20,000)
    Proceeds from convertible debenture                                           226,000         500,000
    Proceeds from loan from joint venture partner                                  50,000              --
    Proceeds from (payments on) loans from officer                                 (3,242)        (26,021)
                                                                              -----------     -----------

Net cash provided by financing activities                                         272,758         536,369
                                                                              -----------     -----------

Net (decrease) increase in cash                                                    20,128          76,430

Cash at beginning of year                                                          81,751           5,321
                                                                              -----------     -----------

Cash at end of year                                                           $   101,879     $    81,751
                                                                              ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                  $        --     $        --
                                                                              ===========     ===========
    Income Taxes                                                              $        --     $        --
                                                                              ===========     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debentures payable                                $    25,005     $        --
                                                                              ===========     ===========
    Debt issuance costs deferred in connection with convertible debentures    $    24,000     $        --
                                                                              ===========     ===========

          See accompanying notes to consolidated financial statements.

                                      -F-6-

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003



NOTE 1   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         (A) NATURE OF OPERATIONS

         Sun Network Group, Inc. was incorporated under the laws of Florida on May 9, 1990 and was inactive for several years. The business became operational in July 2001 when Radio TV was acquired. The transaction was accounted for as a recapitalization of Radio TV. Radio TV started operations in 1998.

         Sun Network Group, Inc. acts as a holding company for Radio TV and Radio X,

         Radio TV produces and broadcasts television versions of top rated radio programs.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

         (F) INTANGIBLE ASSETS

         Intangible assets consisted of purchased or acquired investments in programming, and facility usage rights and management services acquired upon the formation of the Company's controlled subsidiary, Radio X. The Company recorded the assets pursuant to SFAS 141 and determined the continuing accounting treatment in accordance as to SFAS 142. The Company recorded amortization of facility usage rights over five years, management services on a usage basis, and amortization of radio programs over one year. At December 31, 2002, an impairment loss was recognized (see Note 4).

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

         The carrying amounts of the Company's short-term financial instruments, including all current liabilities, approximate fair value due to the relatively short period to maturity for these instruments. The carrying amount of the Company's notes receivable have been reduced to their estimated fair market value of zero through the recording of an allowance for loan loss.

         (K) REVENUE RECOGNITION

         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

         The Company accounts for revenues from its Radio TV Network, Inc operations in accordance with the AICPA Accounting Standards Executive Committee Statement of Position No. 00-2, "Accounting by Producers or Distributors of Films" ("SOP 00-2").

         The Company generally produces episodic television series and generates revenues from the sale of broadcast licenses and advertising sales. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

         The Company recognizes revenues from barter arrangements in accordance with the Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Exchanges," ("APB 29") as interpreted by EITF No. 93-11 "Accounting for Barter Transactions Involving Barter Credits." In general, APB 29 and its related interpretation require barter revenue to be recorded at the fair market value of what is received or what is surrendered, whichever is more clearly evident.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         (M) INCOME TAXES

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150 did not have a significant impact on our consolidated financial position or results of operations.

         (O) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2003 and 2002, there were 750,000 common stock warrants outstanding, which may dilute future earnings per share.

         NOTE 2   NOTE RECEIVABLE AND DUE FROM JOINT VENTURE PARTNER

         The Company advanced a potential acquiree $56,000 under a promissory note which amount has been fully reserved at December 31, 2003 due to default. (See Note 7)

         Upon formation of the joint venture and through the date of the accompanying audit report (see Note 8), the joint venture partner did not establish a separate bank account for the joint venture. At December 31, 2003, management could not ascertain the collectability of $24,372 of the balance due. Accordingly, this amount was charged to bad debt expense in 2002 and has been fully reserved as an allowance at December 31, 2003.

         NOTE 3   CONVERTIBLE NOTE RECEIVABLE

         On September 17, 2002, the Company loaned $10,000 to a third party limited liability company ("LLC"). The loan carries annual interest at 10% and matured on November 16, 2002. During the term of the loan, the Company may convert the principal and accrued interest into a 0.3% membership interest in the LLC. If the Company elects to convert, no interest due shall be payable to the Company. If the Company converts and holds the 0.3% membership interest, it will be entitled to receive a proportionate 0.3% of the LLC's interest in cash flow, profits, and tax benefits. The note is secured by the pledge of the general assets of the LLC. On November 16, 2002, the borrower defaulted and on February 28, 2003, the Company and the LLC executed a letter agreement to extend all due dates and conversion date to May 1, 2003. Due to the default and uncertainty about collecting the receivable and the value of the investment if converted, the Company has established a 100% valuation allowance and charged $10,000 and the related accrued interest receivable of $324 to bad debt expense in 2002. During 2003, the Company continued to recognize interest income and a related bad debt expense $1,000. The Company will discontinue this accrual in 2004. The convertible note receivable at December 31, 2003 was as follows:

        Convertible note receivable         $     10,000
        Accrued interest receivable                1,324
        Allowance for loan loss                  (11,324)
                                            -----------
                                            $       -
                                            ===========

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         NOTE 4   INTANGIBLE ASSETS, INVESTMENTS, AND RELATED IMPAIRMENT

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

         The Company determined to amortize the facility usage rights over five years and management services on a usage basis as they are contractually derived. The Company estimated a life of five years based on the average life of equipment that they have the rights to use. The Company amortized the acquired radio programs over their estimated useful life of one year.

         At December 31, 2002, management was not able to accurately generate cash flow projections to support the recoverability of the facility usage rights asset since Radio X was still in early stage development. Accordingly, in 2002, an impairment loss of $32,756 was recognized. Since the charge to operations of the amortization and impairment of this intangible asset exceeded the fair value of contributed services through December 31, 2002, no additional compensation expense was recognized as contributed services. For the years ended December 31, 2003 and 2002, amortization expense amounted to $10,192 and $7,052, respectively.

         The Company received certain capital stock of a private German company in exchange for a prepaid expense of $20,910 that was recorded at December 31, 2002. As the valuation of the capital stock received could not be supported based on valuation or other objective data, the Company has elected to conservatively impair this asset for accounting purposes. Accordingly, the Company recorded an impairment loss of $20,910 for the year ended December 31, 2003.

         NOTE 5   CONVERTIBLE DEBENTURES AND WARRANTS

         On June 27, 2002, the Company entered into a Securities Purchase Agreement to issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company. The Company is permitted to use the proceeds to make one or more loans for a legitimate business purpose, which such loans, in the aggregate, may not exceed $100,000. As of June 27, 2002, $250,000 in convertible debentures were issued to various parties. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.9% of the total outstanding common stock of the Company. However, any debenture holder may waive this limitation provision with 61 days written notice to the Company. The conversion price generally is the lesser of (a) 50% of the market value of the common stock as defined in the debenture or
         (b) $0.15. Interest is payable either quarterly or at the conversion date at the option of the holder. The convertible debentures matured on June 27, 2003, and are secured by substantially all present and future assets of the Company. (see default discussion below)

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         In connection with these convertible debentures issued, warrants to purchase 250,000 common shares were issued to the holders at an exercise price per share of $0.15. The warrants are exercisable immediately and through the third anniversary of the date of issuance. These warrants were treated as a discount on the convertible debenture and in 2002 were valued at $9,430 under SFAS No.123 using the Black-Scholes option-pricing model.

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

         On November 7, 2003, an additional $250,000 of convertible debentures and warrants to purchase 250,000 common shares were purchased from the Company for $250,000 with the terms similar to that described above and mature on November 8, 2004. The warrants were treated as a discount on these convertible debentures and in 2003 were valued at $3,500 computed using the Black-Scholes option-pricing model.

         The discount on the convertible debentures are amortized to interest expense over the term of the debentures starting on July 1, 2002. Amortization of the discount on the convertible debentures included in interest expense for the years ended December 31, 2003 and 2002 was $13,211 and $11,431.

         Pursuant to EITF Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the convertible debentures contain an imbedded beneficial conversion feature since the fair market value of the common stock exceeds the most beneficial exercise price on the debenture Issuance Date. At June 27, 2002, this beneficial conversion value was computed by the Company based on the $240,570 value allocated to the debentures and an effective conversion price of $0.043 per share. The value was computed as $259,430, but is limited under the above EITF provisions to the $240,570 value allocated to the debentures. Since the conversion feature is exercisable immediately, the $240,570 was recognized as interest expense on June 27, 2002. On August 8, 2002, the Company recognized an additional interest expense of $235,225 related to the additional debentures issued. At August 8, 2002, this beneficial conversion value has been computed by the Company based on the $235,225 value allocated to the debentures and an effective conversion price of $0.028 per share. The value was computed as $264,775, but is limited under the above EITF provisions to the $235,225 value allocated to the debentures. On November 7, 2003, the Company recognized an additional interest expense of $246,500 related to the additional debentures issued. At November 7, 2003, this beneficial conversion value was computed by the Company based on the $246,500 value allocated to the debentures and an effective conversion price of $0.0075 per share. The value was computed as $253,500, but is limited under the above EITF provisions to the $246,500 value allocated to the debentures.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         Since a registration statement relating to the debentures was not declared effective within 90 days of June 27, 2002 or loses quotation in the NASD OTCBB, the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. The registration statement was declared effective on October 30, 2003. In connection with this penalty, the Company has recorded $99,616 in penalty fee expenses for the year ended December 31, 2003 resulting in a total accrued penalty related to this penalty of $130,849 at December 31, 2003.

         In 2003 and 2002, the Company paid $24,000 and $20,000 of legal fees related to the debenture issuances, respectively, and recorded these fees as a deferred debt issuance cost asset to be amortized over the one-year term of the debentures. Amortization of the deferred debt issuance costs included in general and administrative were $13,000 and $10,000 for the years ended December 31, 2003 and 2002, respectively.

         Under the debenture, the Company incurs a liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement or for not reporting to the debenture holder's on a timely basis as stipulated in the Debenture Agreement. The penalty rate is computed as 3% of the outstanding debenture balance per month, which computes to $15,000 per month. The accrued penalty through December 31, 2003 amounted to $206,137. For the years ended December 31, 2003 and 2002, liquidating penalty expense amounted to $206,137 and $0, respectively. Although the Company authorized the increase of its authorized shares to 200,000,000 in May 2003 and then to 500,000,000 in October 2003, this increase was not sufficient to satisfy the required authorized shares pursuant to the Debenture Agreement and therefore the penalty has been accrued through December 31, 2003. During October through December 2003, the debenture holders' converted $25,006 of principal to common stock (see Note 9).

         On June 28, 2003 and on August 8, 2003 (the "Default Dates"), the Company defaulted on its maturity date payments on $500,000 of debentures. A default penalty was computed under the terms of the debenture as $179,490 and has been charged to operations in 2003 from the Default Dates through December 31, 2003 and is included in accrued penalty at December 31, 2003.

         In addition, interest is accruing at the default rate of 15% from the default dates. The convertible debenture liability is as follows at December 31, 2003:

         Convertible debenture                                   $   724,994

         Less: unamortized discount on debenture                      (3,062)
                                                                 ------------
         Convertible debenture, net                              $   721,932
                                                                 ============

         Accrued interest at December 31, 2003 was $98,307

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         NOTE 6   COMMITMENT AND CONTINGENCIES

         On February 21, 2003, the Company executed a Production and Studio Facility Agreement (the "Agreement") whereby the Company will pay a vendor to construct a production facility and provide certain initial stipulated production services relating to a television program for which the Company has exclusive rights. Production was to commence no later than October 1, 2003. The total consideration to be paid by the Company is $162,000. The Company paid $54,000 upon execution of the agreement, which was reflected as a prepaid expense on the accompanying balance sheet, and became committed to pay the next $54,000 on August 1, 2003. Another $54,000 will be due when the studio construction is completed. As of the date of this report, the $54,000 due on August 1, 2003 had not been paid. As contingent consideration, the Company will pay 5% of all "net receipts" as defined in the Agreement. During 2003, the Company incurred initial production costs of $20,000 related to this Agreement. As of December 31, 2003, the Company has reflected prepaid expenses of $34,000 related to this agreement. The Company may terminate the agreement after July 1, 2003 and received as a refund any unused portion of the consideration advanced plus $10,000.

         The Company has an employment agreement with its president where he receives $120,000 in annual salary, $30,000 annual guaranteed bonus, a 10% incentive bonus based on Company financial criteria, and certain fringe benefits and expense reimbursements. The agreement expires July 2005.

         The Company has free use of office space for its sole employee, the President. The fair value of the office in 2003 and 2002 was nominal and therefore, not recorded.

         NOTE 7 OPTION AGREEMENT AND PLAN OF MERGER, CANCELLATION, AND RELATED NOTES RECEIVABLE

         An Option Agreement and Plan of Merger (the "Agreement") between the Company and Live Media Enterprises ("Live") was entered into as of June 28, 2002. In connection with this agreement, the Company advanced Live $50,000 in July 2002 and $6,000 in August 2002 pursuant to two promissory notes dated June 28, 2002 and August 2, 2002, respectively. Under the terms of the promissory notes, all amounts, including interest at 10% are due and payable on demand or upon termination of the Agreement. Under both notes, the Company has a first lien on all assets of Live, and has filed UCC Financing Statements with regard to such liens. In addition, a principal of Live has personally guaranteed the notes. Based on the Company's due diligence, the Company cancelled the Agreement on September 3, 2002 and the note became due immediately and at December 31, 2003 was in default. Due to the uncertainty of collecting the balance due and the uncertain value of the collateral, the Company charged the $56,000 and related interest of $2,755 at December 31, 2002 to bad debt expense in 2002. During 2003, the Company continued to recognize interest income and a related bad debt expense $5,600. The Company will discontinue this accrual in 2004 and has reserved 100% of this note and related accrued interest through December 31, 2003 as follows:

         Notes receivable               $       56,000
         Accrued interest                        8,355
         Allowance for loan loss               (64,355)
                                        -------------
                                        $            -
                                        =============

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         NOTE 8   JOINT VENTURE SUBSIDIARY

         On September 5, 2002, the Company's subsidiary, Radio TV Network, Inc. entered into a partnership agreement (the "Agreement") with a third party company, Sports Byline USA, L.P., to form a general partnership under the Uniform Partnership Act of the State of California. The name of the partnership is Radio X Network. The partnership, based in San Francisco, California, was formed for the purpose of creating, operating a new radio network consisting primarily of a series of radio programs principally targeted to a young male audience ages 14-35, and to engage in such other related businesses as may be agreed upon by the partners. The partnership shall develop, produce, acquire, distribute, market, and brand the radio programs. The Company contributed $100,000 cash and the rights to a radio program and will contribute management services in exchange for a 50% partnership interest. The Company will share 50% in all partnership profits and losses. However, under the Agreement, the Company has an overriding voting control over all partnership matter effectively providing the Company with voting control. Accordingly, the Company will consolidate the operations into its financial statements. The other general partner, Sports Byline USA, L.P., contributed three radio programs, and the use of its program production facilities and management services. The asset contributed by the other general partner had a carryover basis of zero. Therefore, the Company paid $100,000 for a 50% interest in the partnership, which had an initial book value of $100,000. Accordingly, the investment differential of $50,000 has been allocated to the company's proportionate share of the fair market value of the intangible assets contributed resulting in the recording of facility usage rights and management services of $35,000 and radio programs of $15,000 (See Note
         4).

         NOTE 9   STOCKHOLDERS' DEFICIENCY

         Preferred shares

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

         During April through June 2002, under a three-month consulting agreement, the Company committed to issue 300,000 common shares in consideration of consulting services performed during that period. The $84,000 value of these shares was computed based on the trading price of the common stock on each date the shares were earned and fully charged to operations as of June 30, 2002. Under a new three-month consulting agreement commencing July 1, 2002, with the same consultant, another 300,000 shares were earned and issued as of September 30, 2002. The $22,700 value of these shares was computed based on the trading price of the common stock on each date the shares were earned and fully charged to operations as of September 30, 2002.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

         On June 5, 2003, with the approval of the Company's Board of Directors, the authorized number of common shares, $0.001 par value, authorized by the Company was increased from 100,000,000 to 200,000,000. In October 2003, the Company changed the number of authorized common shares to 500,000,000.

         During the three months ended December 31, 2003, in connection with the conversion of debentures payable, the Company issued 8,898,328 shares of common stock upon the conversion of debentures payable amounting to $25,006.

         On November 15, 2003, the Company entered into an agreement with a third party for investor relations services. The term of this agreement was from the date of the contact to December 31, 2003. In connection with this agreement, the Company issued such consultant 2,000,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.0095 per share, and recorded consulting expense of $19,000.

         On December 4, 2003, the Company entered into an agreement with a third party for management consulting, business advisory, shareholder information and public relations services. The term of this agreement was for two months. In connection with this agreement, the Company issued such consultant 10,000,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.004 per share, and recorded consulting expense of $20,000 and deferred consulting expense of $20,000 to be amortized over the contract term.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         On December 12, 2003, the Company entered into an agreement with a third party for investor relations services. The term of this agreement was for a six-month period. In connection with this agreement, the Company issued such consultant 3,000,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.014 per share, and recorded consulting expense of $7,000 and deferred consulting expense of $35,000 to be amortized over the contract term..

         On December 15, 2003, the Company entered into an agreement with a third party for investor relations services. The term of this agreement was for a two-month period. In connection with this agreement, the Company issued such consultant 3,000,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.054 per share, and recorded consulting expense of $81,000 and deferred consulting expense of $81,000 to be amortized over the contract term.



         NOTE 10  INCOME TAXES

         There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2003 and 2002 due to the Company's net loss and valuation allowance on the resulting deferred tax asset.

         The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2003 and 2002 (computed by applying the U.S. Federal Corporate tax rate of 34 percent to income before taxes) as follows:

                                                                       2003             2002
                                                                    ------------    -------------
         Computed "expected" tax benefit                            $    (460,713)  $     (420,749)
         State income taxes                                               (64,625)          -
         Change in tax rate estimate                                     (91,266)            1,066
         Stock for services and/or settlement                              55,590           36,278
         Other                                                             13,910           -
         Change in deferred tax asset valuation allowance                 547,104          383,405
                                                                    ------------    -------------
                                                                    $        -      $       -
                                                                    ============    =============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

         Deferred tax assets:                                           2003
                                                                   -------------
         Net operating loss carryforward                           $     963,643
         Loan loss allowance                                              36,913
                                                                   -------------
         Total Gross Deferred Assets                                  1,000,556
         Less valuation allowance                                    (1,000,556)
                                                                   -------------
         Net Deferred Tax Asset                                    $          -
                                                                   =============

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


         At December 31, 2003, the Company had useable net operating loss carryforwards of approximately $2,439,602 for income tax purposes, available to offset future taxable income expiring in 2023.

         The valuation allowance at January 1, 2003 was $453,452. The net change in the valuation allowance during the year ended December 31, 2003 was an increase of $547,104.


         NOTE 11  REPORTABLE SEGMENTS

         At December 31, 2003, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:



               December 31, 2003               Network TV     Network Radio               Total
     --------------------------------------    ----------     -------------     -----------------------
     Assets                                     $ 156,879        $     -                $     156,879
                                                ----------     -------------     -----------------------
     Revenues                                   $  30,000           12,398              $      42,398
     Amortization                                    -             (10,192)                   (10,192)
     Other operating expenses                  (1,020,077)         (31,527)                (1,051,604)
     Interest income                                6,600            -                          6,600
     Interest expense                            (329,965)           -                       (329,965)
     Settlement expense                           (36,500)           -                        (36,500)
     Recovery of bad debt                             -             19,129                     19,129
     Minority interest in subsidiary losses           -              5,097                      5,097
                                                ----------     -------------     -----------------------
     Segment loss                             $(1,349,942)        $ (5,095)             $  (1,355,037)
                                                ==========     =============     =======================

               December 31, 2002               Network TV     Network Radio               Total
     --------------------------------------    ----------     -------------     -----------------------

     Assets                                     $ 112,661        $   60,192               $   172,853
                                                ----------     -------------     -----------------------
     Revenues                                   $    -               3,566                $     3,566
     Amortization                                    -              (7,052)                    (7,052)
     Other operating expenses                    (642,265)         (86,322)                  (728,587)
     Interest income                                3,079              -                        3,079
     Interest expense                            (515,279)             -                     (515,279)
     Minority interest in subsidiary losses          -               6,776                      6,776
                                                ----------     -------------     -----------------------
     Segment loss                             $(1,154,465)      $   (83,032)              $(1,237,497)
                                               ===========     =============     =======================

         NoTE 12 - CONCENTRATIONS

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2003, the Company had $1,754 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2003.

         Revenues of $30,000 were derived from one customer in 2003.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         NOTE 13  GOING CONCERN

         As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $3,168,362 and a working capital deficit of $1,374,241 at December 31, 2003, net losses in 2003 of $1,355,037 and cash used in operations in 2003 of $252,630. In addition, revenues were nominal. In addition, the Company is in default on $500,000 of its convertible debentures.

         In 2002, the Company received $500,000 in funding and a commitment for an additional $250,000. In November 2003, the Company received $167,400, net of $82,600 of fees. In March 2004 the Company has been receiving debt funds from a new lender which management believes are on better terms than the debenture funds. The new loans are being used to retire the debentures. In addition, management has implemented revenue producing programs in its new subsidiary, Radio X Network, which have started to generate minimal revenues.

         Management expects operations to generate negative cash flow at least through December 2004 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The Company's ability to raise capital to fund operations is further constrained because they have already pledged substantially all of their assets and have restrictions on the issuance of the common stock. The Company expects to generate substantially all revenues in the future from sales of Radio X Network programs. However, the Company's limited financial resources have prevented the Company from aggressively advertising its product to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

         NOTE 14  SUBSEQUENT EVENTS

         In January and February 2004, in connection with the conversion of debentures payable, the Company issued 6,303,500 shares of common stock upon the conversion of debentures payable of approximately $62,000.

         In January through March 2004, in connection with third party consulting agreements for management consulting, business advisory, shareholder information and public relations services, the Company issued 26,800,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the dates of the agreements resulting in a value of approximately $950,000 to be amortized over the contract terms which are generally less than six months.

         On March 8, 2004, the Company entered into a redemption agreement with its debenture holders, whereby the Company agreed to pay $150,000 per week for five weeks commencing on March 22, 2004 until such time as the Company has paid $750,000. Upon final payment, the Company will deliver 20,000,000 shares of common stock to the debenture holders as full satisfaction of liabilities under the debenture agreements. Through April 5, 2004, $450,000 was repaid to the debenture holders.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

         In March, 2004, the Company entered into loan agreements to borrow approximately $273,000 and $217,000. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of 360-day year for the number of actual days elapsed and is due and payable quarterly commencing June 2, 3004. The loans are due in March 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal 10% of the amount borrowed which is deducted directly from the proceeds by the lender. The loans are collateralized by 28,000,000 shares of the Company's common stock. In addition, the Company issued an additional 38,000,000 common shares into escrow as collateral during March 2004 in anticipation of future borrowings. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements.