Form 10QSB
period 2004-03-31
SUN NETWORK GROUP INC
filed 2004-05-25
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB





             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal quarter ended:       March 31, 2004
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

                                 Yes |X|  No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 3, 2004: 123,407,813 shares of common stock, $.001 par value per share.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

    Item 1 - Consolidated Financial Statements

    Consolidated Balance Sheet
            March 31, 2004 (Unaudited).....................................    3
    Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended March 31, 2004 and 2003.............    4
    Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended March 31, 2004 and 2003.............    5

    Notes to Consolidated Financial Statements (Unaudited)................. 6-11

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................12-15

    Item 3 - Control and Procedures........................................   16

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings.............................................   16

    Item 2 - Changes in Securities and Use of Proceeds.....................   16

    Item 4 - Submission of Matters to a Vote of Security Holders...........   16

    Item 6 - Exhibits and Reports on Form 8-K..............................   16

Signatures.................................................................   17

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)





                                     ASSETS

Current assets:
   Cash                                                             $   228,502
   Deferred debt issuance cost, net                                      63,000
   Prepaids                                                              34,000
                                                                    -----------

        Total current assets                                            325,502
                                                                    -----------

        Total assets                                                $   325,502
                                                                    -----------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Convertible debentures, net                                      $   390,619
   Accounts payable                                                       9,453
   Accrued interest                                                         825
   Accrued compensation, related party                                  215,992
                                                                    -----------

        Total current liabilities                                       616,889

   Long-term debt                                                       490,000
                                                                    -----------

        Total liabilities                                             1,106,889
                                                                    -----------

Minority interest                                                        38,127
                                                                    -----------

Stockholders' deficit:
   Common stock ($0.001 par value; 500,000,000 authorized shares;
      154,407,813 shares issued; 98,407,813 outstanding)                 98,407
   Common stock issuable (20,000,000 shares)                             20,000
   Additional paid-in capital                                         3,934,175
   Accumulated deficit                                               (4,469,929)
   Deferred consulting                                                 (402,167)
                                                                    -----------

        Total stockholders' deficit                                    (819,514)
                                                                    -----------
        Total liabilities and stockholders' deficit                 $   325,502
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                 For the Three Months Ended
                                                           March 31,
                                                ----------------------------
                                                     2004            2003
                                                ------------    ------------

REVENUES                                        $      2,415    $      1,119
                                                ------------    ------------


OPERATING EXPENSES:
    Compensation                                      37,500          40,986
    Amortization                                          --           3,699
    Bad debt                                              --           1,628
    Consulting                                     1,112,233           7,805
    Debenture penalties                               30,000         100,726
    Debt issuance cost amortization                    7,000           5,000
    Impairment loss                                       --          20,910
    Professional fees                                 10,143          31,443
    Other selling, general and administrative         34,711          25,578
                                                ------------    ------------

        Total Operating Expenses                   1,231,587         237,775
                                                ------------    ------------

LOSS FROM OPERATIONS                              (1,229,172)       (236,656)
                                                ------------    ------------

OTHER INCOME (EXPENSES):
    Settlement expense                               (57,334)        (36,500)
    Interest expense                                 (19,581)        (20,581)
    Recovery of bad debt                               4,520           7,289
    Interest income                                       --           1,628
                                                ------------    ------------

        Total Other Expenses                         (72,395)        (48,164)
                                                ------------    ------------

LOSS BEFORE MINORITY INTEREST                     (1,301,567)       (284,820)

MINORITY INTEREST IN SUBSIDIARY LOSS                      --           1,850
                                                ------------    ------------

NET LOSS                                        $ (1,301,567)   $   (282,970)
                                                ============    ============

EARNING (LOSS) PER SHARE:
      Net Loss Per Common Share - Basic
        and Diluted                             $      (0.02)   $      (0.01)
                                                ============    ============

      Weighted Common Shares Outstanding -
        Basic and Diluted                         79,961,349      28,048,487
                                                ============    ============


          See accompanying note to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     -----------    -----------
Cash flows from operating activities:
    Net loss                                         $(1,301,567)   $  (211,833)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization expense                                    --          3,699
      Bad debt expense                                        --          1,628
      Impairment loss                                         --         20,910
      Amortization of deferred debt issuance costs         7,000          5,000
      Amortization of debt discounts to interest
        expense                                              875          6,387
      Stock based consulting expense                   1,112,233         36,500
      Settlement expense                                  57,334             --
      Allocation of loss to minority interest                 --         (1,850)

      (Increase) decrease in:
         Interest receivable                                  --         (1,628)
         Prepaids                                             --        (54,000)

      Increase (decrease) in:
         Accounts payable                                  3,542          4,961
         Accrued interest                                 18,706         14,194
         Accrued penalties                                30,000         29,589
         Accrued compensation, related party              27,500         24,500
                                                     -----------    -----------

Net cash used in operating activities                    (44,377)      (121,943)
                                                     -----------    -----------

Cash flows from financing activities:
    Proceeds from lonas payable                          490,000             --
    Deferred debt issuance costs                         (49,000)            --
    Payments on convertible debenture                   (270,000)            --
    Proceed from loan from joint venture partner              --         50,000
    Proceeds from (payments on) loans from officer            --          2,000
                                                     -----------    -----------

Net cash provided by financing activities                171,000         52,000
                                                     -----------    -----------

Net (decrease) increase in cash                          126,623        (69,943)

Cash at beginning of year                                101,879         81,751
                                                     -----------    -----------

Cash at end of period                                $   228,502    $    11,808
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                         $        --    $        --
                                                     ===========    ===========
    Income Taxes                                     $        --    $        --
                                                     ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debentures payable       $    62,188    $        --
                                                     ===========    ===========
    Debt issuance costs deferred in connection
      with convertible debentures                    $    49,000    $        --
                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Sun Network Group, Inc. for the years ended December 31, 2003 and 2002 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC . The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

                     SUN NETWORK GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


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

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS AND DEFAULT

On June 27, 2002, the Company entered into a Securities Purchase Agreement to issue and sell 12% convertible debentures, in the aggregate amount of $750,000, convertible into shares of common stock, of the Company. As of June 27, 2002, $250,000 in convertible debentures were issued to various parties. The holders of this debt have the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion 0price with the limitation that any debenture holder may not convert any amount of the debentures if after conversion that debenture holder would beneficially hold more than 4.9% of the total outstanding common stock of the Company. However, any debenture holder may waive this limitation provision with 61 days written notice to the Company. The conversion price generally is the lesser of (a) 50% of the market value of the common stock as defined in the debenture or (b) $0.15. Interest is payable either quarterly or at the conversion date at the option of the holder. These convertible debentures matured on June 27, 2003, and are secured by substantially all present and future assets of the Company. On August 8, 2002, an additional $250,000 of convertible debentures were purchased from the Company and matured on August 8, 2003 (see default discussion below). On November 7, 2003, an additional $250,000 of convertible debentures were purchased from the Company with the terms similar to that described above and mature on November 8, 2004

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)

Since a registration statement relating to the debentures was not declared effective with in 90 days of June 27, 2002, the Company is obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. The registration statement was declared effective on October 30, 2003. In connection with this penalty, the Company had previously recorded $130,849 in penalty fee expenses resulting in a total accrued penalty related to this penalty of $130,849 through the date of redemption (March 8, 2004).

Under the debenture, the Company incurred a liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement or for not reporting to the debenture holder's on a timely basis as stipulated in the Debenture Agreement. The penalty rate is computed as 3% of the outstanding debenture balance per month, which computes to $15,000 per month. The accrued penalty through March 8, 2004 (date of redemption agreement) amounted to $236,137. Although the Company authorized the increase of its authorized shares to 200,000,000 in May 2003 and then to 500,000,000 in October 2003, this increase was not sufficient to satisfy the required authorized shares pursuant to the Debenture Agreement and therefore the penalty has been accrued through the redemption date (March 7, 2004).

On June 28, 2003 and on August 8, 2003 (the "Default Dates"), the Company defaulted on its maturity date payments on $500,000 of debentures. A default penalty expense was computed under the terms of the debenture as $179,492 and has been charged to operations in fiscal 2003 from the Default Dates through December 31, 2003 and included in accrued penalty.

In addition, interest accrued at the default rate of 15% from the default dates.

During December 2003 to the date of redemption (March 8, 2004), $87,194 of debentures were converted into 15,159,326 shares of common stock (see note 4). Additionally, through March 31, 2004, the Company repaid debenture holders $270,000.

On March 8, 2004, the Company entered into a redemption agreement with its debenture holders, whereby the Company agreed to pay $150,000 per week for five weeks commencing on March 22, 2004 until such time as the Company has paid $750,000. Upon final payment, the Company delivered 20,000,000 shares of common stock to the debenture holders as full satisfaction of all accrued liabilities under the debenture agreements. In May 2004, the Company paid funds due to the debenture holders in full satisfaction of all liabilities. In connection with the redemption agreement, the Company reduced accrued penalties as discussed above amounting to $546,478 and reduced accrued interest of $116,188, as of March 31, 2004. The Company valued the 20,000,000 shares of common stock due upon full satisfaction of the debt on the date of the redemption agreement of $720,000 or $.036 per share. Accordingly, the Company recorded settlement expense of $57,334.

The convertible debenture liability is as follows at March 31, 2004:

Convertible debenture                                 $      392,806
Less: unamortized discount on debenture                       (2,187)
Convertible debenture, net                            $      390,619
                                                      ==============

                     SUN NETWORK GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)


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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)



NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

During the three months ended March 31, 2004, in connection with the conversion of debentures payable, the Company issued 6,260,998 shares of common stock upon the conversion of debentures payable amounting to $62,188.

During the three months ended March 31, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 36,800,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.026 to $0.043 per common share, and recorded consulting expense of $990,233 and deferred consulting expense of $388,167 to be amortized over the contract terms.

In connection with the redemption agreement, the Company issued 20,000,000 shares of common stock to the debenture holders as full satisfaction of liabilities under the debenture agreements. These shares were valued on the date of the redemption agreement at fair market value based on the quoted trading price of the stock (see Note 2).

NOTE 5 - LOAN PAYABLE

In March, 2004, the Company entered into two loan agreements to borrow $273,000 and $217,000, respectively. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of 360-day year for the number of actual days elapsed and is due and payable quarterly commencing June 2, 3004. The loans are due in March 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal 10% of the amount borrowed which is deducted directly from the proceeds by the lender. These fees are recorded as deferred debt issuance costs and amortized over the loan term. The loans are collateralized by 28,000,000 shares of the Company's common stock. In addition, the Company issued an additional 28,000,000 common shares into escrow as collateral during March 2004 in anticipation of future borrowings. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements.

NOTE 6 - IMPAIRMENT LOSS

The Company received certain capital stock of a private German company in exchange for a prepaid expense of $20,910 that was recorded at December 31, 2002. As the valuation of the capital stock received could not be supported based on valuation or other objective data, the Company elected to conservatively impair this asset for accounting purposes. Accordingly, the Company recorded an impairment loss of $20,910 for the three months ended March 31, 2003.

                     SUN NETWORK GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 7 - REPORTABLE SEGMENTS

As of March 31, 2004 and 2003, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:

               March 31, 2004                  Network TV     Network Radio        Total
     --------------------------------------   -----------     -------------    -------------

     Assets                                   $   325,502     $          -     $    325,502
                                              -----------     -------------    -------------
     Revenues                                 $      -               2,415     $      2,415
     Amortization                                    -                   -                -
     Other operating expenses                  (1,224,652)          (6,935)      (1,231,587)
     Interest expense                             (19,581)           -              (19,581)
     Settlement expense                           (57,334)           -              (57,334)
     Recovery of bad debt                            -               4,520            4,520
                                               ----------     -------------    -------------
     Segment loss                             $(1,301,567)    $          -     $ (1,301,567)
                                              ===========     =============    =============

               March 31, 2003                  Network TV     Network Radio     Total
     --------------------------------------   -----------     -------------    -------------

     Assets                                   $    70,808     $      6,493     $     77,301
                                              -----------     -------------    -------------
     Revenues                                 $      -               1,119     $      1,119
     Amortization                                    -              (3,699)          (3,699)
     Other operating expenses                    (262,168)          (8,408)        (270,576)
     Interest income                                1,628              -              1,628
     Interest expense                             (20,581)             -            (20,581)
     Recovery of bad debt                               -            7,289            7,289
     Minority interest                                  -            1,850            1,850
                                              -----------     -------------    -------------
     Segment loss                             $  (281,121)     $    (1,849)    $   (282,970)
                                              ===========     =============    =============

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $4,469,929 and a working capital deficit of $291,387 at March 31, 2004, and cash used in operations in for the three months ended March 31, 2004 of $44,377. In addition, revenues were nominal. Through November 2003, the Company received approximately $582,000 in funding, net of $168,000 of fees. Additionally, through March 31, 2004, the Company borrowed $490,000 under loan agreements to pay back the debenture holders.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2004
                                   (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENT

In April 2004, the Company borrowed additional fund of $334,000 under loan agreements and paid $33,400 in debt issuance costs.

In April 2004, the Company entered into an agreement with a third party for management consulting, business advisory, shareholder information and public relations services. In connection with this agreement, the Company issued such consultant 5,000,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at $.036 per common share, and recorded consulting expense of $180,000.

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

On June 27, 2002 the Company entered into agreement with four (4) institutional investors to provide the Company $750,000 in capital through a Secured Convertible Debenture Offering ("Debenture")..

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

The Company intended to use the net proceeds from the Debenture to develop, operate and expand the businesses of RTV and Radio X and continues to seek other opportunities for the Company. In 2004, the Company entered into loan agreements and borrowed a total of $824,000 and received proceeds f $741,600, net of debt issue costs and paid back the debenture holders $750,000. The Company believes that through its loan borrowings, it will have sufficient capital to operate through the end of 2004. The Company will, however, continue to seek additional capital to fund further development, expansion and operation of its businesses. Upon conversion of the Debentures into the Company common stock there will be substantial shareholder dilution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

REVENUES

Revenues for the three months ended March 31, 2004 were $2,415 as compared to revenues for the three months ended March 31, 2003 of $1,119 and were derived from our consolidated subsidiary, Radio X Network.

OPERATING EXPENSES

Compensation was $37,500 for the three months ended March 31, 2004 compared to $40,986 for the comparable period in 2003. Compensation relates solely to compensation under our employment agreement with our president.

Amortization of radio programs of $0 and $3,699 for the three months ended March 31, 2004 and 2003, respectively, results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network.

Consulting expense for the three months ended March 31, 2004 was $1,112,233 compared to $7,805 for the three months ended March 31, 2003. During the three months ended March 31, 2004, consulting expense related to the issuance of common stock for services.

The Debenture penalty of $30,000 and $100,726 for the three months ended March 31, 2004 and 2003, respectively, represents the accrued penalty under the provisions of the Convertible Debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the Convertible Debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures

For the three months ended March 31, 2003, the Company had an impairment loss of $20,910 as compared to $0 for the three months ended March 31, 2004. The impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset.

Professional fees for the three months ended March 31, 2004 were $10,143 compared to $31,443 for the three months ended March 31, 2003. The decrease is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 in the 2003 period.

Other selling, general and administrative expenses were $34,711 for the three months ended March 31, 2004 as compared to $25,578 for the three months ended March 31, 2003. The increase in expenses is primarily due to an increase in travel related expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Interest expense was $19,581 for the three months ended March 31, 2004 compared to $20,581 for the three months ended March 31, 2003. Interest expense is attributed to the Convertible Debenture offering and includes accrued interest of the Convertible Debentures and amortization of the debt discount as well as accrued interest on the Convertible Debentures due to the default on payment.

For the three months ended March 31, 2004, we recognized settlement expense of $ $57,334 related to the redemption of the debentures. On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $1,301,567 or $(.02) per share for the three months ended March 31, 2004 as compared to a net loss of $282,970 or ($.01) per share for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a stockholders' deficit of $819,514. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002, by the sale of convertible debentures of $750,000 through November 2003, and net proceeds from loan of $741,600 through May 2004. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans. The cash balance at March 31, 2004 was $228,502 and was used to pay back debenture holders and we will have to minimize operations until we receive additional cash flows from our businesses or complete additional financing.

We have no other material commitments for capital expenditures except for the anticipated launch of a RadioTV Network program in late 2004. Other than several thousand dollars to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds, loan proceeds, and warrant exercise proceeds we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2004, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2004.

Net cash used in operations during the three months ended March 31, 2004 was $44,377 and was substantially attributable to net loss of $1,301,567 offset primarily by non-cash stock based expenses of $1,112,233, settlement expense of $57,334, non-cash debt discount amortization of $875, amortization of deferred debt issuance costs of $7,000, and net changes in operating assets and liabilities of $79,748. In the comparable period of 2003, we had net cash used in operations of $121,943 primarily relating to the net loss of $211,833 primarily offset by an impairment loss of $20,910 and stock-based consulting expense of $36,500.

Net cash provided by financing activities for the three months ended March 31, 2004 was $171,000 as compared to net cash provided by financing activities of $52,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, we received proceeds from loans of $490,000, paid debt issuance costs of $49,000 and repaid debenture holders $270,000. In the comparable period of 2003, we received a loan from a joint venture partner of $50,000 and proceeds from an officer loan of $2,000.

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

We generally produce episodic television series and generates revenues from the sale of broadcast licenses and advertising sales. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14I) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

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

                                                SUN NETWORK GROUP, INC.


Dated:      May 24, 2004                    By: /s/ T. Joseph Coleman
                                                --------------------------------
                                                T. Joseph Coleman
                                                Chief Executive Officer,
                                                President and Director