Form 10QSB
period 2004-06-30
SUN NETWORK GROUP INC
filed 2004-08-23
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:    June 30, 2004
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

                          Yes |X|   No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 10, 2004: 185,107,813 shares of common stock, $.001 par value per share.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED JUNE 30, 2004
                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet
                  June 30, 2004 (Unaudited) ........................................................    3
      Consolidated Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2004 and 2003 ........................    4
      Consolidated Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2004 and 2003 ..................................    5

      Notes to Consolidated Financial Statements (Unaudited) .......................................   6-11

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations   12-15

      Item 3 - Control and Procedures ..............................................................   16

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ...................................................................   16

      Item 2 - Changes in Securities and Use of Proceeds ...........................................   16

      Item 4 - Submission of Matters to a Vote of Security Holders .................................   16

      Item 6 - Exhibits and Reports on Form 8-K ....................................................   16

      Signatures ...................................................................................   17

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2004
                                   (Unaudited)

                                     ASSETS

Current assets:
   Cash                                                             $    16,583
   Deferred debt issuance cost, net                                      61,475
                                                                    -----------

           Total current assets                                          78,058
                                                                    -----------

           Total assets                                             $    78,058
                                                                    ===========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Loans payable                                                    $   824,000
   Accounts payable                                                       9,501
   Accrued interest                                                       5,215
                                                                    -----------

           Total current liabilities                                    838,716
                                                                    -----------

Minority interest                                                        38,127
                                                                    -----------

Shareholders' deficit:
   Common stock ($0.001 par value; 500,000,000 authorized shares;
       197,907,813 shares issued; 141,907,813 outstanding)              141,908
   Additional paid-in capital                                         4,630,675
   Accumulated deficit                                               (5,031,487)
   Deferred consulting                                                 (539,881)
                                                                    -----------

           Total shareholders' deficit                                 (798,785)
                                                                    -----------

           Total liabilities and shareholders' deficit              $    78,058
                                                                    ===========


          See accompanying notes to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Three Months Ended         For the Six Months Ended
                                                                          June 30,                          June 30,
                                                               ------------------------------    ------------------------------
                                                                    2004             2003             2004             2003
                                                               -------------    -------------    -------------    -------------
REVENUES                                                       $       1,800    $      32,110    $       4,215    $      33,229
                                                               -------------    -------------    -------------    -------------

OPERATING EXPENSES:
    Compensation                                                      94,708           37,500          132,208           78,486
    Amortization                                                          --            3,699               --            7,398
    Bad debt                                                              --            1,645               --            3,273
    Consulting                                                       284,236            5,324        1,396,469           13,129
    Debenture penalties                                                   --          230,153           30,000          259,742
    Debt issuance cost amortization                                   23,925            5,000           30,925           10,000
    Impairment loss                                                       --               --               --           20,910
    Professional fees                                                 13,474           18,066           23,617           49,509
    Other selling, general and administrative                         58,168           34,134           92,879           59,712
                                                               -------------    -------------    -------------    -------------

        Total Operating Expenses                                     474,511          335,521        1,706,098          502,159
                                                               -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                                (472,711)        (303,411)      (1,701,883)        (468,930)
                                                               -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES):
    Settlement expense                                               (87,193)              --         (144,527)         (36,500)
    Interest expense                                                  (6,578)         (21,347)         (26,159)         (41,928)
    Recovery of bad debt                                               4,924            4,777            9,444           12,066
    Interest income                                                       --            1,645               --            3,273
                                                               -------------    -------------    -------------    -------------

        Total Other Expenses                                         (88,847)         (14,925)        (161,242)         (63,089)
                                                               -------------    -------------    -------------    -------------

LOSS BEFORE MINORITY INTEREST                                       (561,558)        (318,336)      (1,863,125)        (532,019)

MINORITY INTEREST IN SUBSIDIARY LOSS                                      --            1,850               --            3,700
                                                               -------------    -------------    -------------    -------------

NET LOSS                                                       $    (561,558)   $    (316,486)   $  (1,863,125)   $    (528,319)
                                                               =============    =============    =============    =============

EARNING (LOSS) PER SHARE:
      Net Loss Per Common Share - Basic and Diluted            $       (0.00)   $       (0.01)   $       (0.02)   $       (0.02)
                                                               =============    =============    =============    =============

      Weighted Common Shares Outstanding - Basic and Diluted     128,841,879       28,448,487      104,401,614       28,249,592
                                                               =============    =============    =============    =============


           See accompanying note to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                             --------------------------
                                                                                2004           2003
                                                                             -----------    -----------
Cash flows from operating activities:
    Net loss                                                                 $(1,863,125)   $  (528,319)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
       Amortization expense                                                           --          7,398
       Bad debt expense                                                               --          3,273
       Impairment loss                                                                --         20,910
       Amortization of deferred debt issuance costs                               30,925         10,000
       Amortization of debt discounts to interest expense                          3,062         12,774
       Stock based consulting expense                                          1,451,728         36,500
       Settlement expense                                                        144,527             --
       Allocation of loss to minority interest                                        --         (3,700)

       (Increase) decrease in:
          Interest receivable                                                         --         (3,273)
          Prepaids                                                                34,000        (54,000)

       Increase (decrease) in:
          Accounts payable                                                         3,590         21,708
          Accrued interest                                                        23,097             --
          Accrued expenses                                                            --         29,154
          Accrued penalties                                                       30,000        259,742
          Accrued compensation, related party                                     54,300         59,500
                                                                             -----------    -----------

Net cash used in operating activities                                            (87,896)      (128,333)
                                                                             -----------    -----------

Cash flows from financing activities:
    Proceeds from loans payable                                                  824,000             --
    Debt issuance costs                                                          (71,400)            --
    Payments on convertible debenture                                           (750,000)            --
    Proceed from loan from joint venture partner                                      --         50,000
    Proceeds from (payments on) loans from officer                                    --          1,999
                                                                             -----------    -----------

Net cash provided by financing activities                                          2,600         51,999
                                                                             -----------    -----------

Net decrease in cash                                                             (85,296)       (76,334)

Cash at beginning of year                                                        101,879         81,751
                                                                             -----------    -----------

Cash at end of period                                                        $    16,583    $     5,417
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                                                 $        --    $        --
                                                                             ===========    ===========
    Income Taxes                                                             $        --    $        --
                                                                             ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debentures payable                               $    62,188    $        --
                                                                             ===========    ===========
    Debt issuance costs deferred in connection with convertible debentures   $    49,000    $        --
                                                                             ===========    ===========
    Common stock issued for accrued compensation                             $   242,792    $        --
                                                                             ===========    ===========


          See accompanying notes to consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Sun Network Group, Inc. for the years ended December 31, 2003 and 2002 and notes thereto contained in the Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC . The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

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

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS AND DEFAULT

Prior to fiscal 2004, the Company had received $750,000 pursuant to a Securities Purchase Agreement to issue and sell 12% convertible debentures. The holders of this debt had the right to convert all or any amount of this debenture into fully paid and non-assessable shares of common stock at the conversion price of the lesser of (a) 50% of the market value of the common stock as defined in the debenture or (b) $0.15. Interest was payable either quarterly or at the conversion date at the option of the holder.

Since a registration statement relating to the debentures was not declared effective within 90 days of June 27, 2002, the Company was obligated to pay a fee to the debenture holders equal to 2% per month on the principal balance outstanding. The registration statement was declared effective on October 30, 2003. In connection with this penalty, the Company had previously recorded in 2003 $130,849 in penalty fee expenses resulting in a total accrued penalty related to this penalty of $130,849 through the date of redemption (March 8, 2004).

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 2 - CONVERTIBLE DEBENTURES AND WARRANTS (CONTINUED)

Under the debenture, the Company incurred a liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement or for not reporting to the debenture holder's on a timely basis as stipulated in the Debenture Agreement. The penalty rate was computed as 3% of the outstanding debenture balance per month, which computed to $15,000 per month. The penalty expense from January 1, 2004 to March 8, 2004 (date of redemption) was $20,000. The accrued penalty through March 8, 2004 (date of redemption agreement) amounted to $236,137. Although the Company authorized the increase of its authorized shares to 200,000,000 in May 2003 and then to 500,000,000 in October 2003, this increase was not sufficient to satisfy the required authorized shares pursuant to the Debenture Agreement and therefore the penalty had been accrued through the redemption date (March 7, 2004).

On June 28, 2003 and on August 8, 2003 (the "Default Dates"), the Company defaulted on its maturity date payments on $500,000 of debentures. A default penalty expense was computed under the terms of the debenture as $179,492 and was charged to operations in fiscal 2003 from the Default Dates through December 31, 2003 and included in accrued penalty.

In addition, interest accrued at the default rate of 15% from the default dates.

During December 2003 to the date of redemption (March 8, 2004), $87,194 of debentures were converted into 15,159,326 shares of common stock (see note 4). Additionally, from Match 2004 to May 2004, the Company repaid debenture holders $750,000.

On March 8, 2004, the Company entered into a redemption agreement with its debenture holders, whereby the Company agreed to pay $150,000 per week for five weeks commencing on March 22, 2004 until such time as the Company has paid $750,000. Upon final payment, the Company delivered 20,000,000 shares of common stock to the debenture holders as full satisfaction of all accrued liabilities under the debenture agreements. In May 2004, the Company paid funds due to the debenture holders in full satisfaction of all liabilities. In connection with the redemption agreement, through June 30, 2004, the Company paid the debenture holders cash of $750,000, 20,000,000 shares of common stock valued at $720,000 or $.036 per share, and $87,194 of common shares upon conversion of the debentures. These were in full satisfaction of accrued penalties and liquidating damages of $546,478, accrued interest of $116,188, and debenture liabilities of $750,000 resulting in an aggregate settlement expense of $144,527 for the six months ended June 30, 2004..

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)


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

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

During the six months ended June 30, 2004, in connection with the conversion of debentures payable, the Company issued 6,260,998 shares of common stock upon the conversion of debentures payable amounting to $62,188.

In connection with the redemption agreement, the Company issued 20,000,000 shares of common stock to the debenture holders as full satisfaction of liabilities under the debenture agreements. These shares were valued on the date of the redemption agreement at fair market value based on the quoted trading price of the stock (see Note 2).

During the three months ended March 31, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 36,800,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.026 to $0.043 per common share, and recorded consulting expense of $1,111,733 and deferred consulting expense of $266,667 to be amortized over the contract terms.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 4 - STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock (continued)

During the three months ended June 30, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 13,500,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.027 to $0.036 per common share, and recorded consulting expense of $146,786 and deferred consulting expense of $273,214 to be amortized over the contract terms.

In May 2004, the Company issued 10,000,000 shares of common stock to an officer of the Company for all accrued compensation through June 30, 2004. The Company valued these shares at the quoted trading price on the date of grant of $0.03 per common share, and reduced accrued compensation by $242,792 and recorded non-cash compensation expense of $57,208.

NOTE 5 - LOAN PAYABLE

Through June 30, 2004, the Company entered into loan agreements and borrowed an aggregate of $824,000. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of 360-day year for the number of actual days elapsed and is due and payable quarterly commencing June 2, 2004. The loans are due in March 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal to 10% of the amount borrowed which is deducted directly from the proceeds by the lender. These fees are recorded as deferred debt issuance costs and amortized over the loan term. The loans are collateralized by 56,000,000 shares of the Company's common stock. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 7 - REPORTABLE SEGMENTS

As of June 30, 2004 and 2003, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:

     June 30, 2004          Network TV    Network Radio      Total
------------------------    ----------    -------------  -----------

Assets                     $    78,058    $        --    $    78,058
                           -----------    -----------    -----------
Revenues                   $        --          4,215    $     4,215
Other operating expenses    (1,692,439)       (13,659)    (1,706,098)
Interest expense               (26,159)            --        (26,159)
Settlement expense            (144,527)            --       (144,527)
Recovery of bad debt                --          9,444          9,444
                           -----------    -----------    -----------
Segment loss               $(1,863,125)   $        --    $(1,863,125)
                           ===========    ===========    ===========

     JUNE 30, 2003          Network TV    Network Radio      Total
------------------------    ----------    -------------  -----------
Assets                     $    59,417    $     2,794    $    62,211
                           -----------    -----------    -----------
Revenues                   $    30,000          3,229    $    33,229
Amortization                        --         (7,398)        (7,398)
Other operating expenses      (479,466)       (15,295)      (494,761)
Interest income                  3,273             --          3,273
Interest expense               (41,928)            --        (41,928)
Settlement expense             (36,500)            --        (36,500)
Recovery of bad debt                --         12,066         12,066
Minority interest                   --          3,700          3,700
                           -----------    -----------    -----------
Segment loss               $  (524,621)   $    (3,698)   $  (528,319)
                           ===========    ===========    ===========

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $5,031,487 and a working capital deficit of $760,658 at June 30, 2004, and cash used in operations in for the six months ended June 30, 2004 of $87,896. In addition, revenues were nominal. Through November 2003, the Company received approximately $582,000 in funding, net of $168,000 of fees. Additionally, through June 30, 2004, the Company borrowed $824,000 under loan agreements to pay back the debenture holders.

Management expects operations to generate negative cash flow at least through December 2004 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The Company's ability to raise capital to fund operations is further constrained because they have already pledged substantially all of their assets and have restrictions on the issuance of the common stock. The Company expects to generate substantially all revenues in the future from sales of Radio X Network programs. However, management is also pursuing potential acquisition/merger situations which may change the nature of the business substantially. However, the Company's limited financial resources have prevented the Company from aggressively advertising its product to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 2004
                                   (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENT

In July 2004, the Company issued consultant 700,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at $.021 per common share, and recorded consulting expense of $147,000.

In July 2004, the Company issued 20,000,000 shares of common stock to an officer of the Company for services rendered. The Company valued these shares at the quoted trading price on the date of grant of $0.027 per common share, and recorded compensation expense of $540,000.

In contemplation of a pending merger, the Company issued 22,500,000 shares of common stock to consultants for investment banking and business development services. In the event that the merger candidate terminates the letter of intent, 67% of these shares shall be repaid to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company intended to use the net proceeds from the Debenture to develop, operate and expand the businesses of RTV and Radio X and continues to seek other opportunities for the Company. In 2004, the Company entered into loan agreements and borrowed a total of $824,000 and received net proceeds of $752,600, net of debt issue costs and paid back the debenture holders $750,000. The Company believes that through its loan borrowings, it will have sufficient capital to operate through the end of 2004. The Company will, however, continue to seek additional capital to fund further development, expansion and operation of its businesses. Upon conversion of the Debentures into the Company common stock there will be substantial shareholder dilution.

On July 28, 2004, we signed a letter of intent with Paycell, Inc. ("Paycell"), a newly formed corporation organized and operating under the laws of the State of California and a wholly-owned subsidiary of Celtron International, Inc. ("Celtron") Paycell will exclusively develop, manage and exploit Celtron's intellectual properties and assets in North and South America. The Letter of Intent contemplates that the stockholders of Paycell (the "Stockholders") will sell to the Company, and the Company will purchase from the Stockholders, all of the issued and outstanding common shares of Paycell (the "Paycell Stock"). If the acquisition contemplated is completed their will be substantial dilution of existing shareholders. If the acquisition is completed, certain managers of the Company may maintain an option to acquire certain assets of the Company.

RESULTS OF OPERATIONS

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

REVENUES

Revenues for the six months ended June 30, 2004 were $4,215 as compared to revenues for the six months ended June 30, 2003 of $33,299 and were derived from our consolidated subsidiary, Radio X Network.

OPERATING EXPENSES

Compensation was $132,208 for the six months ended June 30, 2004 compared to $78,486 for the comparable period in 2003. Compensation relates solely to compensation under our employment agreement with our president. Additionally, in May 2004, the Company recorded additional non-cash compensation of $57,208 due to the issuance of 10,000,000 common shares for accrued compensation.

Amortization of radio programs of $0 and $7,398 for the six months ended June 30, 2004 and 2003, respectively, results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network.

Consulting expense for the six months ended June 30, 2004 was $1,396,469 compared to $13,129 for the six months ended June 30, 2003. During the six months ended June 30, 2004, consulting expense related to the issuance of common stock for services.

The Debenture penalty of $30,000 and $259,742 for the six months ended June 30, 2004 and 2003, respectively, represents the accrued penalty under the provisions of the Convertible Debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the Convertible Debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the Debenture agreement and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures

For the six months ended June 30, 2003, the Company had an impairment loss of $20,910 as compared to $0 for the six months ended June 30, 2004. The impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset.

Professional fees for the six months ended June 30, 2004 were $23,617 compared to $49,509 for the six months ended June 30, 2003. The decrease is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 in the 2003 period.

Other selling, general and administrative expenses were $92,879 for the six months ended June 30, 2004 as compared to $59,712 for the six months ended June 30, 2003. The increase in expenses is primarily due to an increase in travel related expense for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Interest expense was $26,159 for the six months ended June 30, 2004 compared to $41,928 for the six months ended June 30, 2003. Interest expense is attributed to the Convertible Debenture offering and includes accrued interest of the Convertible Debentures and amortization of the debt discount as well as accrued interest on the Convertible Debentures due to the default on payment.

For the six months ended June 30, 2004, we recognized settlement expense of $144,527 related to the redemption of the debentures. On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $1,863,125 or $(.02) per share for the six months ended June 30, 2004 as compared to a net loss of $528,319 or ($.02) per share for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a stockholders' deficit of $798,785. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002, by the sale of convertible debentures of $750,000 through November 2003, and net proceeds from loan of $752,600 through May 2004. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans and debentures. During the three months ended June 30, 2004, we repaid $750,000 of our outstanding convertible debentures. The cash balance at June 30, 2004 was $16,583 and we will have to minimize operations until we receive additional cash flows from our businesses, complete additional financing, or find a merger candidate.

We have no other material commitments for capital expenditures. Other than several thousand dollars to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and oan proceeds, we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2004, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2004.

Net cash used in operations during the six months ended June 30, 2004 was $87,896 and was substantially attributable to net loss of $1,863,125 offset primarily by non-cash stock based expenses of $1,451,728, settlement expense of $144,527, non-cash debt discount amortization of $3,062, amortization of deferred debt issuance costs of $30,925, and net changes in operating assets and liabilities of $144,987. In the comparable period of 2003, we had net cash used in operations of $128,333 primarily relating to the net loss of $528,319 primarily offset by an impairment loss of $20,910, stock-based consulting expense of $36,500, non-cash debt discount amortization of $12,774, amortization of deferred debt issuance costs of $10,000, and net changes in operating assets and liabilities of $312,831.

Net cash provided by financing activities for the six months ended June 30, 2004 was $2,600 as compared to net cash provided by financing activities of $51,999 for the six months ended June 30, 2003. During the six months ended June 30, 2004, we received proceeds from loans of $824,000, paid debt issuance costs of $71,400 and repaid debenture holders $750,000. In the comparable period of 2003, we received a loan from a joint venture partner of $50,000 and proceeds from an officer loan of $1,999.

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

          None

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

                                 SUN NETWORK GROUP, INC.


Dated: August 23, 2004       By: /s/ T. Joseph Coleman
                                 -----------------------------------------------
                                 T. Joseph Coleman
                                 Chief Executive Officer, President and Director