Form 10QSB
period 2004-09-30
SUN NETWORK GROUP INC
filed 2004-11-22
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________


                                    33-42498
                            (Commission file number)


                             SUN NETWORK GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


                  FLORIDA                                       65-024624
       (State or other jurisdiction                           (IRS Employer
     of incorporation or organization)                     Identification No.)


         1440 CORAL RIDGE DRIVE, SUITE 140 CORAL SPRINGS, FLORIDA 33071
                    (Address of principal executive offices)


                                 (954) 360-4080
                           (Issuer's telephone number)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock as of November 15, 2004 was 323,157,813, including 56,000,000 collateral shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I.      FINANCIAL INFORMATION                                                        2

Item 1.      Consolidated financial statements                                            2

             Consolidated Balance Sheet as of September 30, 2004 (unaudited)              2

             Consolidated Statements of Operations for the
             three and nine months ended September 30, 2004 and 2003 (unaudited)          3

             Consolidated Statements of Cash Flows for the
             nine months ended September 30, 2004 and 2003 (unaudited)                    4

             Notes to Consolidated Financial Statements (unaudited)                       5

Item 2.      Management's Discussion and Analysis or Plan of Operations

Item 3.      Controls and Procedures

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                      SEPTEMBER 30,
                                                                                         2004
                                                                                      -----------
                                                                                      (unaudited)
                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                       $       553
      Stock subscription receivable                                                        70,000
                                                                                      -----------
TOTAL CURRENT ASSETS                                                                       70,553

DEFERRED DEBT ISSUANCE COSTS, net                                                          52,550
                                                                                      -----------
TOTAL ASSETS                                                                          $   123,103
                                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Loans payable                                                                   $   824,000
      Accounts payable                                                                      2,600
      Accrued interest                                                                     20,665
      Due to stockholder                                                                    7,000
                                                                                      -----------
TOTAL CURRENT LIABILITIES                                                                 854,265
                                                                                      -----------

MINORITY INTEREST                                                                          38,127

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 500,000,000 shares
         authorized; 323,157,813 shares issued and 267,157,813
         shares outstanding                                                               267,158
      Additional paid-in capital                                                        6,364,375
      Accumulated deficit                                                              (6,717,134)
      Deferred consulting                                                                (621,188)
      Stock subscription receivable                                                       (62,500)
                                                                                      -----------
TOTAL STOCKHOLDERS' DEFICIT                                                              (769,289)
                                                                                      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $   123,103
                                                                                      ===========

              The accompanying notes are an integral part of thesec
                       consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                    --------------------------------      ---------------------------------
                                                    SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                        2004               2003               2004               2003
                                                    -------------      -------------      -------------      -------------
                                                     (unaudited)        (unaudited)        (unaudited)        (unaudited)
REVENUES                                            $       1,875      $       6,769      $       6,090      $      39,998

OPERATING EXPENSES
     Compensation - officer                             1,410,500             37,500          1,542,708            115,986
     Amortization                                              --              2,794                 --             10,192
     Bad debt                                                  --              1,663                 --              4,936
     Consulting                                           235,619              2,629          1,632,088             15,758
     Debenture penalties                                       --            167,408             30,000            427,150
     Debt issue cost amortization                           8,925                 --             39,850             10,000
     Impairment loss                                           --                 --                 --             20,910
     Professional fees                                       (139)             7,344             23,478             56,853
     Other selling, general and administrative             17,566             20,775            110,445             80,487
                                                    -------------      -------------      -------------      -------------
TOTAL OPERATING EXPENSES                                1,672,471            240,113          3,378,569            742,272
                                                    -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                   (1,670,596)          (233,344)        (3,372,479)          (702,274)
                                                    -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE)
     Settlement expense                                        --                 --           (144,527)           (36,500)
     Interest expense                                     (19,775)           (30,327)           (45,934)           (72,255)
     Recovery of bad debt                                   4,724              2,946             14,168             15,012
     Interest income                                           --              1,663                 --              4,936
                                                    -------------      -------------      -------------      -------------
TOTAL OTHER INCOME (EXPENSE)                              (15,051)           (25,718)          (176,293)           (88,807)
                                                    -------------      -------------      -------------      -------------

LOSS BEFORE MINORITY INTEREST                          (1,685,647)          (259,062)        (3,548,772)          (791,081)

MINORITY INTEREST IN SUBSIDIARY LOSS                           --              1,397                 --              5,097
                                                    -------------      -------------      -------------      -------------
NET LOSS                                            $  (1,685,647)     $    (257,665)     $  (3,548,772)     $    (785,984)
                                                    =============      =============      =============      =============

                                                    -------------      -------------      -------------      -------------
NET LOSS PER SHARE - BASIC AND DILUTED              $       (0.01)     $       (0.01)     $       (0.03)     $       (0.03)
                                                    =============      =============      =============      =============

WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUSTANDING - BASIC AND DILUTED            183,838,791         28,448,487        131,029,460         28,316,619
                                                    =============      =============      =============      =============

              The accompanying notes are an integral part of thesec
                       consolidated financial statements.

                     SUN NETWORK GROUP, INC. AND SUBSIDARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                           -----------------------------
                                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                                               2004             2003
                                                                           -----------      -----------
                                                                           (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $(3,548,772)     $  (785,984)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization expense                                                         --           10,192
       Bad debt expense                                                             --            4,936
       Impairment loss                                                              --           20,910
       Amortization of deferred debt issue costs                                39,850           10,000
       Amortization of debt discounts to interest expense                        3,062           12,774
       Stock based consulting and compensation expense                       3,096,871           36,500
       Settlement expense                                                      144,527               --
       Allocation of loss to minority interest                                      --           (5,097)
   Changes in:
     Interest receivable                                                            --           (4,936)
     Prepaids                                                                   34,000          (54,000)
     Accounts payable                                                           (3,311)          30,397
     Accrued interest                                                           38,547               --
     Accrued expenses                                                               --           59,481
     Accrued penalties                                                          30,000          427,150
     Accrued compensation, related party                                        54,300           97,000
                                                                           -----------      -----------
Net cash used in operating activities                                         (110,926)        (140,677)
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                                                 824,000               --
   Payment of debt issue costs                                                 (71,400)              --
   Payment on convertible debenture                                           (750,000)              --
   Proceeds from stockholder advance                                             7,000               --
   Proceeds fro loan from joint venture partner                                     --           50,000
   Proceeds from loans from officer                                                 --           10,299
                                                                           -----------      -----------
Net cash provided by financing activities                                        9,600           60,299
                                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (101,326)         (80,378)

CASH AND CASH EQUIVALENTS, Beginning of period                                 101,879           81,751
                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, End of period                                   $       553      $     1,373
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                           $        --      $        --
                                                                           ===========      ===========
   Income taxes paid                                                       $        --      $        --
                                                                           ===========      ===========

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for debentures payable                              $    62,188      $        --
                                                                           ===========      ===========
   Debt issue costs deferred in connection with convertible debentures     $    49,000      $        --
                                                                           ===========      ===========
   Common stock issue for accrued compensation                             $   242,792      $        --
                                                                           ===========      ===========

              The accompanying notes are an integral part of thesec
                       consolidated financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESNETATION AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

NATURE OF ORGANIZATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Sun Network Group, Inc. for the years ended December 31, 2003 and 2002 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the SEC .. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year ending December 31, 2004.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

During December 2003 to the date of redemption (March 8, 2004), $87,194 of debentures were converted into 15,159,326 shares of common stock (see note 4). Additionally, from March 2004 to May 2004, the Company repaid debenture holders $750,000.

On March 8, 2004, the Company entered into a redemption agreement with its debenture holders, whereby the Company agreed to pay $150,000 per week for five weeks commencing on March 22, 2004 until such time as the Company has paid $750,000. Upon final payment, the Company delivered 20,000,000 shares of common stock to the debenture holders as full satisfaction of all accrued liabilities under the debenture agreements. In May 2004, the Company paid funds due to the debenture holders in full satisfaction of all liabilities. In connection with the redemption agreement, the Company paid the debenture holders cash of $750,000, 20,000,000 shares of common stock valued at $720,000 or $.036 per share, and $87,194 of common shares upon conversion of the debentures. These were in full satisfaction of accrued penalties and liquidating damages of $546,478, accrued interest of $116,188, and debenture liabilities of $750,000 resulting in an aggregate settlement expense of $144,527.

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

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - STOCKHOLDERS' DEFICIT

COMMON STOCK

During the nine months ended September 30, 2004, in connection with the conversion of debentures payable, the Company issued 6,260,998 shares of common stock upon the conversion of debentures payable amounting to $62,188.

In connection with the redemption agreement, the Company issued 20,000,000 shares of common stock to the debenture holders as full satisfaction of liabilities under the debenture agreements. These shares were valued on the date of the redemption agreement at fair market value based on the quoted trading price of the stock (see Note 2).

During the three months ended March 31, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 36,800,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.026 to $0.043 per common share, and recorded consulting expense of $1,211,733 and deferred consulting expense of $166,667 to be amortized over the one-year contract term.

During the three months ended June 30, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 13,500,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.027 to $0.036 per common share (total of $420,000), and recorded consulting expense of $50,358 and deferred consulting expense of $369,642 to be amortized over the contract terms.

In May 2004, the Company issued 10,000,000 shares of common stock to an officer of the Company for all accrued compensation through June 30, 2004. The Company valued these shares at the quoted trading price on the date of grant of $0.03 per common share, and reduced accrued compensation by $242,792 and recorded non-cash compensation expense of $57,208.

During the three months ended September 30, 2004, the Company issued shares to third parties and the Company's CEO for past management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants and employee 72,250,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.007 to $0.025 per common share, and recorded consulting expense of $1,434,950 with $1,410,500 charged to compensation - officer and $24,450 charged to consulting.

In September 2004, the Company entered into a private stock placement and consulting agreement whereby the Company agreed to sell 53,000,000 shares of its common stock for $0.0025 per share or $132,500. The services have been valued at the difference between the quoted trading price on the date prior to the agreement date and the price paid per shares or $0.0055 per share. The $291,500 allocated to services will be amortized over the two year term of the contract with $13,765 recognized as consulting expense as of September 30, 2004.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Subsequent to September 30, 2004, the Company has received $70,000 of the proceeds which is shown as a current asset in the accompanying consolidated balance sheet. The remaining $62,500 is shown as a reduction in stockholder's deficit in the accompanying consolidated balance sheet.

NOTE 5 - LOANS PAYABLE

From March to April, 2004, the Company entered into 2-year loan agreements and borrowed an aggregate of $824,000. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of 360-day year for the number of actual days elapsed and is due and payable quarterly commencing June 2, 2004. The loans are due in March 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal to 10% of the amount borrowed which is deducted directly from the proceeds by the lender. These fees are recorded as deferred debt issuance costs and amortized over the loan term. The loans are collateralized by 56,000,000 shares of the Company's common stock. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements. Accrued interest was $20,665 at September 30, 2004. The Company defaulted on the $824,000 loans payable in June 2004 due to non-payment of required interest payments. Accordingly, the lender may take possession of collateral and may exercise its rights to voting the 56,000,000 collateral common shares. Additionally, due to the default, the loans become due on demand and accordingly are reflected as current liabilities.

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

NOTE 7 - REPORTABLE SEGMENTS

As of September 30, 2004 and 2003, the Company had two reportable segments:
Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:


September 30, 2004

                                 NETWORK TV        NETWORK RADIO          TOTAL
                                -----------        -------------        -----------
Assets                          $   123,103         $        --         $   123,103
                                ===========         ===========         ===========


Revenue                         $        --         $     6,090         $     6,090

Other operating expenses         (3,358,311)            (20,258)         (3,378,569)

Interest income                          --                  --                  --

Interest expense                    (45,934)                 --             (45,934)

Settlement expense                 (144,527)                 --            (144,527)

Recovery of bad debts                    --              14,168              14,168
                                -----------         -----------         -----------

Segment loss                    $(3,548,772)        $        --         $(3,548,772)
                                ===========         ===========         ===========

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



September 30, 2003

                                  NETWORK TV         NETWORK RADIO          TOTAL
                                  ----------         -------------        ---------
Assets                            $  55,373           $      --           $  55,373
                                  =========           =========           =========


Revenue                           $  30,000           $   9,998           $  39,998

Amortization                             --             (10,192)            (10,192)

Other operating expenses           (707,070)            (25,010)           (732,080)

Interest income                       4,936                  --               4,936

Interest expense                    (72,255)                 --             (72,255)

Settlement expense                  (36,500)                 --             (36,500)

Recovery of bad debts                    --              15,012              15,012

Minority interest                        --               5,097               5,097
                                  ---------           ---------           ---------
Segment loss                      $(780,889)          $  (5,095)          $(785,984)
                                  =========           =========           =========

NOTE 8 - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $6,717,134 and a working capital deficit of $783,712 at September 30, 2004, and cash used in operations in for the nine months ended September 30, 2004 of $110,926. Also, revenues were nominal. In addition, the Company defaulted on the $824,000 loans payable in June 2004 due to non-payment of required interest payments and accordingly the loans became due on demand. Accordingly, the lender may take possession of collateral and may exercise its rights to voting the 56,000,000 collateral common shares. Through November 2003, the Company received approximately $582,000 in funding, net of $168,000 of fees. Additionally, through September 30, 2004, the Company borrowed $824,000 under loan agreements to pay back the debenture holders.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

OVERVIEW

We intended to use the net proceeds from the Debenture to develop, operate and expand the businesses of RTV and Radio X and continue to seek other opportunities for us. In 2004, we entered into loan agreements and borrowed a total of $824,000 and received net proceeds of $752,600, net of debt issue costs and paid back the debenture holders $750,000. We believe that through our loan borrowings, we will have sufficient capital to operate through the end of 2004. We will, however, continue to seek additional capital to fund further development, expansion and operation of our businesses. Upon conversion of the Debentures into our common stock there will be substantial shareholder dilution.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Revenues for the nine months ended September 30, 2004 were $6,090 as compared to revenues for the nine months ended September 30, 2003 of $39,998 and were derived from our consolidated subsidiary, Radio X Network.

OPERATING EXPENSES

Compensation was $1,542,708 for the nine months ended September 30, 2004 compared to $115,986 for the comparable period in 2003. Compensation relates solely to compensation under our employment agreement with our president and additional stock based compensation valued at $1,410,500 in the third quarter of 2004. Additionally, in May 2004, the Company recorded additional non-cash compensation of $57,208 due to the issuance of 10,000,000 common shares for accrued compensation.

Amortization of radio programs of $0 and $10,192 for the nine months ended September 30, 2004 and 2003, respectively, results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network.

Consulting expense for the nine months ended September 30, 2004 was $1,632,088 compared to $15,758 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, consulting expense related to the issuance of common stock for services to outside consultants.

The debenture penalty of $30,000 and $427,150 for the nine months ended September 30, 2004 and 2003, respectively, represents the accrued penalty under the provisions of the convertible debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the convertible debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the debenture agreement and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures.

For the nine months ended September 30, 2003, the Company had an impairment loss of $20,910 as compared to $0 for the nine months ended September 30, 2004. The impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset.

Professional fees for the nine months ended September 30, 2004 were $23,478 compared to $56,853 for the nine months ended September 30, 2003. The decrease is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 in the 2003 period.

Other selling, general and administrative expenses were $110,445 for the nine months ended September 30, 2004 as compared to $80,487 for the nine months ended September 30, 2003. The increase in expenses is primarily due to an increase in travel related expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Interest expense was $45,934 for the nine months ended September 30, 2004 compared to $72,255 for the nine months ended September 30, 2003. Interest expense is attributed to the loan payable and the convertible debenture offering and includes accrued interest of the convertible debentures and amortization of the debt discount as well as accrued interest on the convertible debentures due to the default on payment.

For the nine months ended September 30, 2004, we recognized settlement expense of $144,527 related to the redemption of the debentures. On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $3,548,772 or $(.03) per share for the nine months ended September 30, 2004 as compared to a net loss of $785,984 or ($.03) per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, we had a stockholders' deficit of $769,289. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002, by the sale of convertible debentures of $750,000 through November 2003, and net proceeds from loan of $752,600 through May 2004. We also sold 53,000,000 shares of our common stock in a private placement offering in September 2004 for $132,500. To date, we have received $70,000 of the proceeds. We expect to receive the additional $62,500 in the near term. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans and debentures. During the three months ended June 30, 2004, we repaid $750,000 of our outstanding convertible debentures. The cash balance at September 30, 2004 was $553 and we will have to minimize operations until we receive additional cash flows from our businesses, complete additional financing, or find a merger candidate.

We have no other material commitments for capital expenditures. Other than several thousand dollars to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and loan proceeds, we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through fiscal 2004, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond fiscal 2004.

Net cash used in operations during the nine months ended September 30, 2004 was $110,926 and was substantially attributable to net loss of $3,548,772 offset primarily by non-cash stock based expenses of $3,096,871, settlement expense of $144,527, non-cash debt discount amortization of $3,062, amortization of deferred debt issuance costs of $39,850, and net changes in operating assets and liabilities of $153,536. In the comparable period of 2003, we had net cash used in operations of $140,677 primarily relating to the net loss of $785,984 primarily offset by an impairment loss of $20,910, stock-based consulting expense of $36,500, non-cash debt discount amortization of $12,774, amortization of deferred debt issuance costs of $10,000, and net changes in operating assets and liabilities of $555,092.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $9,600 as compared to net cash provided by financing activities of $60,299 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we received proceeds from loans of $824,000, received $7,000 from a stockholder advance, paid debt issuance costs of $71,400 and repaid debenture holders $750,000. In the comparable period of 2003, we received a loan from a joint venture partner of $50,000 and proceeds from an officer loan of $10,999.

For the fiscal year ended December 31, 2003, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

We generally produce episodic television series and generate revenues from the sale of broadcast licenses and advertising sales. The terms of the licensing arrangement may vary significantly from contract to contract and may include fixed fees, variable fees with or without nonrefundable minimum guarantees, or barter arrangements.

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

OFF BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 250,000 shares of common stock to a new member of the board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on the $824,000 loans payable due to non-payment of required interest payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

     REGULATION
     S-B NUMBER                             EXHIBIT

          31 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

          32 Section 906 Certification by Chief Executive Officer and Chief Financial Officer



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUN NETWORK GROUP, INC.

November 22, 2004                  By: /S/ T. JOSEPH COLEMAN
                                       -----------------------------------------
                                       T. Joseph Coleman
                                       Chief Executive Officer, President, and
                                       Director