Form 10KSB
period 2004-12-31
SUN NETWORK GROUP INC
filed 2005-04-15
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004

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

      323,657,813 shares of common stock, $.0001 par value, were issued and outstanding on April 13, 2005.

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of the close of business on April 13, 2005 (an aggregate of 289,557,813 shares out of a total of 323,657,813 shares outstanding at that time) was $1,303,010 computed by reference to the closing bid price of $.0045 on April 13, 2005.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I

ITEM 1.     DESCRIPTION OF BUSINESS
ITEM 2.     DESCRIPTION OF PROPERTIES
ITEM 3.     LEGAL PROCEEDINGS
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS
ITEM 7.     FINANCIAL STATEMENTS
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND
ITEM 8A.    CONTROLS AND PROCEDURES

PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10.    EXECUTIVE COMPENSATION
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES

EX-31.1

EX-31.2

EX-32.1

EX-32.2

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         We have been developing new media businesses that we have acquired or operate via a joint venture, however, in March 2005 the Company decided to elect Business Development Corporation Status and has entered into a binding Letter of Intent to acquire Aventura Networks, LLC ("Aventura"), a business that operates in the Voice over Internet Protocol (VOIP) industry and the Company intends to pursue further development and acquisitions in this field. We have one wholly owned subsidiary, the RadioTV Network, Inc, also known as RTV, and we have entered into a joint venture to operate the Radio X Network. RTV is a proposed television network that had intended to produce and distribute television versions of top rated radio programs but, thus far, has not succeeded. Radio X is a nationally syndicated radio network that produces and syndicates 2 radio programs in partnership with a third party. The Company intends now to focus its resources on developing its telecom assets through Aventura.

HISTORY

         We were incorporated in June 1991 as Sun Express Group, Inc and owned and operated Destination Sun Airlines until its principal assets were sold to Air Tran Holdings in 1994. We were inactive until acquiring the assets of RTV, via merger on July 16, 2001, after which our name was changed to Sun Network Group, Inc. We entered into a partnership agreement with Sports Byline USA, L.P. to form Radio X on September 5, 2002. We entered into Letter of Intent agreement to acquire Aventura on February 27, 2004.

BUSINESS AND ACQUISTION STRATEGY

         We plan to acquire late-stage development companies and established businesses with a focus on telecom and communication based companies. We plan to expand our subsidiary portfolio to include a wide range of telecom and communication related business that we deem would most effectively maximize shareholder value.

         Subject to the timely completion of the Aventura acquisition, which the Company anticipates concluding by the end of April 2005, the Company now plans to focus its resources on expanding Aventura's VOIP businesses, primarily in the wholesale markets, and by seeking strategic acquisitions and partnerships that are compatible with Aventura. We intend to raise additional financing for the Company through the issuance of stock, under our Business Development Corporation status and, subject to the timely completion of our acquisition of Aventura, the Company plans on divesting itself of its non-performing media assets.

OPERATIONS

RADIOTV NETWORK

         The RadioTV Network ("RTV") is a proposed new television network that the Company has been developing for several years. The proposed new network would produce and distribute TV versions of existing, top rated radio programs. Despite investing considerable resources and a significant amount of management's time and focus, the Company has been unable to progress its business model and plans now to put its emphasis on its new telecom businesses.

RADIO X NETWORK

         Radio X is a, nationally syndicated radio network the Company owns and operates in partnership with Sports Byline USA, L.P., which operates Sports Byline USA Radio Network, a nationally syndicated sports talk radio network that is distributed and broadcast live 8 hours a day to over 150 traditional affiliate radio stations in the USA, 24 hours a day on the Sirius Radio Satellite and on the American Forces Network.

         Radio X produces and distributes three radio programs, both live and taped, that are designed and targeted to young, male audiences ages 14-35. Radio X commenced operations in September 2002 with two (2) programs; "Wrestling Observer Live", a 2-hour program for wrestling fans that broadcasts live Sunday evenings from 9-10pm on about 100 traditional affiliate radio stations; "Video Game Review", a 1-hour program on what's hot in the video game world, broadcast live also on Sunday evenings at 9-10pm on about 100 traditional affiliate radio stations and "Stuff Sports' a 2-hour comedy/sports program that will be produced in association with Dennis Publishing, Inc and should debut by May 2005.

         Radio X generates its revenues principally from advertising sales, sponsorship fees and merchandising. Sports Byline has contributed two (2) existing radio programs, "Wrestling Observer Live" and "Video Game Review" plus management services, affiliate sales and accounting, along with studio production and office facilities.

SOURCES OF REVENUES

         The Company's wholly-owned subsidiary, RTV, generally produces episodic television series and generates the majority share of its revenues from the sale of broadcast licenses and advertising sales. Advertising is sold to conventional advertisers and direct response advertisers by the broadcaster's ad sales personnel and the revenues collected our shared with the Company. The Company has not had syndicated advertising revenues since MANCOW TV ceased syndication and broadcast in 2001 and does not anticipate any further revenues.

         Radio X currently derives revenues from advertisers, and sponsorships. Sponsorships includes special advertising and promotion programs, including title sponsors. Although we have developed special advertising and promotion programs, we have not commenced either. We had expected to generate revenues from merchandising. Merchandising revenues include participation in direct response ads, merchandise sales and license fees. Ad rates are primarily determined by distribution and ratings of the programs.

         All of the Company's revenues in 2004 are from its Radio X joint venture.

COMPETITION

         The competition in the new businesses the Company intends to enter, principally the VOIP telecom industry, is vast and extremely competitive, particularly on the retail level. After the completion of the acquisition of Aventura, the Company intends to focus its resources and time on developing its wholesale businesses.

EMPLOYEES

         The Company has currently one full-time employee, who has a formal employment agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company maintains an office address in Coral Springs, Florida at 1440 Coral Ridge Drive #140, Coral Springs, FL 33701. The Company's subsidiary, RadioTV Network Inc., operates out of an office at 5670 Wilshire Blvd., Suite 1300, Los Angeles, CA 90036, provided by a Company shareholder and director.

ITEM 3. LEGAL PROCEEDINGS

         The Company has initiated an Arbitration against Paradigm International, LLC ("Paradigm") (American Arbitration Association Case No. 72 181 01307 04 TOST) in an attempt to recover stock transferred and costs associated with their recovery, in connection with a September 17, 2004 Private Placement and Consulting Agreement that was not performed by Paradigm.

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

                                    HIGH                      LOW
2004                                -----                     ----

First Quarter                       $.05                     $.024
Second Quarter                      $.045                    $.020
Third Quarter                       $.035                    $.018
Fourth Quarter                      $.015                    $.003

2003                                -----                    ------

First Quarter                       $.060                     $.020
Second Quarter                      $.045                     $.015
Third Quarter                       $.030                     $.015
Fourth Quarter                      $.090                     $.035

                                    HIGH                      LOW
2002                               ------                    ------

First Quarter                       $1.55                     $.56
Second Quarter                      $ .67                     $.07
Third Quarter                       $ .27                     $.05
Fourth Quarter                      $ .06                     $.015

SECURITY HOLDERS

         At April 13, 2005, there were 323,657,813 shares of our common stock outstanding, which were held of record by approximately 380 stockholders, not including persons or entities who hold the stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

         We have not paid a dividend since our incorporation. Our Board of Directors may consider the payment of cash dividends, dependent upon the results of our operations and financial condition, tax considerations, industry standards, economic considerations, regulatory restrictions, general business factors and other conditions.

RECENT SALES OF UNREGISTERED SECURITIES

         The securities described below represent our securities sold by us during the fiscal year ended December 31, 2004 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

PRIVATE PLACEMENTS OF COMMON STOCK AND WARRANTS FOR CASH

            None

SALES OF DEBT AND WARRANTS FOR CASH

            None

OPTION GRANTS

            None

ISSUANCES OF STOCK FOR SERVICES OR IN SATISFACTION OF OBLIGATIONS

         On January 8, 2004 the Company entered into an agreement with a third party for marketing, consulting and investor relations services. The term of the agreement was for 30 days and in connection with the agreement the Company issued said consultant 350,000 shares of the Company's common stock.

         On January 16, 2004 the Company entered into an agreement with a third party for marketing, consulting and investor relations services. The term of the agreement was for six (6) months and in connection with the agreement the Company issued said consultant 3,250,000 shares of the Company's common stock.

         On January 22, 2004 the Company entered into agreement with a third party to pay for certain obligations to the party for services rendered to the Company. In connection with this agreement the Company issued the party 1,000,000 shares of its common stock to settle the obligation.

         On January 29, 2004 the Company entered into agreement with a third party for marketing, consulting and investor relations services. The term of the agreement was for six (6) months and in connection with the agreement the Company issued said consultant 3,300,000 shares of the Company's common stock.

         On February 5, 2004 the Company entered into agreement with a third party to provide marketing, consulting and investor relations services. The term of the agreement was for 60 days and in connection with the agreement the Company issued said consultant 600,000 shares of the Company's common stock.

         On February 12, 2004 the Company entered into agreement with a third party for marketing, consulting and investor relations services. The term of the agreement was for six (6) months and in connection with the agreement the Company issued said consultant 3,300,000 shares of the Company's common stock.

         On March 1, 2004 the Company entered into agreement with two third parties for the payment of past due obligations and for marketing, consulting and consulting services. In connection with the agreement the Company issued said consultants 5,000,000 shares of the Company's common stock.

         On March 5, 2004 the Company entered into agreement to borrow funds from a third party to payoff obligations due under a Redemption of Secured Convertible Preferred Debenture agreement. In connection with this loan the Company issued and pledged 14,000,000 shares of the Company's common stock.

         On March 8, 2004 the Company entered into agreement with a third party for marketing, consulting and investor relations services. The term of the agreement was for one (1) year and in connection with the agreement the Company issued said consultant 10,000,000 shares of the Company common stock.

         On March 10, 2004 the Company, in order to fully resolve and settle a pending matter of arbitration with a former vendor, fully settled the matter upon the issuance of 5,000,000 shares of the Company's common stock to the vendor.

         On March 11, 2004 the Company entered into agreement with a third party for marketing, consulting and investor relation services. The term of the agreement was for six (6) months and in connection with the agreement the Company issued said consultant 5,000,000 shares of the Company's common stock.

         On March 16, 2004 the Company entered into agreement to borrow funds from a third party to payoff obligations due under a Redemption of Secured Convertible Preferred Debenture agreement. In connection with this loan the Company issued and pledged 14,000,000 shares of the Company common stock.

         On March 26, 2004 the Company entered into agreement to borrow funds from a third party to payoff obligations due under a Redemption of Secured Convertible Preferred Debenture agreement. In connection with this agreement the Company issued and pledged 14,000,000 shares of the Company's common stock.

         On April 1, 2004 the Company entered into agreement to borrow funds from a third party to payoff obligations under a Redemption of Secured Convertible Preferred Debenture agreement. In connection with this agreement the Company issued and pledged 14,000,000 shares of the Company's common stock.

         On April 26, 2004 the Company entered into agreement with a third party for marketing, consulting and investor relations services. The term of the agreement was for one (1) year and in connection with the agreement the Company issued said consultant 10,000,000 shares of the Company's common stock in two 5,000,000 share tranches.

         On April 29, 2004 the Company issued the holders of its Secured Convertible Debentures, 20,000,000 shares of the Company's common stock in connection with the full and final payoff of its obligations under the Redemption of Secured Convertible Debentures agreement.

         On May 20, 2004 the Company issued an affiliate of its Chief Executive Officer 10,000,000 shares of the Company's common stock in exchange for compensation and consideration due but not paid the officer under an employment contract with the Company.

         On May 24, 2004 the Company entered into agreement with a third party for marketing, consulting and investor relations services. The term of the agreement was for six (6) months and in connection with the agreement the Company issued said consultant 3,500,000 shares of the Company's common stock.

         On June 26, 2004 the Company issued 400,000 shares of the Company common stock to a third party to resolve and fully pay a vendor obligation.

         On July 21, 2004 the Company issued 300,000 shares of the Company's common stock to a third party to fully resolve and pay a vendor obligation.

      On July 21, 2004, the Company issued an affiliate of its Chief Executive Officer and its Chief Executive Officer an aggregate of 15,000,000 shares of the Company's common stock in exchange for compensation and consideration in connection with the Chief Executive Officer's employment contract with the Company.

         On July 23, 2004 the Company issued a third party vendor 5,000,000 shares of the Company common stock to fully resolve and settle contract obligations.

         On August 11 and 23, 2004 the Company issued an aggregate of 300,000 shares of the Company's common stock to a third party for services provided to the Company by the vendor.

      On August 23, 2004, the Company issued an affiliate of its Chief Executive Officer and its Chief Executive Officer an aggregate of 20,000,000 shares of the Company's common stock in exchange for compensation and consideration in connection with the Chief Executive Officer's employment contract with the Company.

      On August 31, 2004, the Company issued an affiliate of its Chief Executive Officer and its Chief Executive Officer an aggregate of 31,000,000 shares of the Company's common stock in exchange for compensation and consideration in connection with the Chief Executive Officer's employment contract with the Company.

         On August 23, 2004 the Company issued an affiliate of its Chief Executive Officer 20,000,000 shares of the Company's common stock in exchange for compensation and consideration due but not paid by the officer under an employment agreement with the Company.

         On September 17, 2004 the Company entered into agreement with a third party under a Private Placement Agreement and Consulting Agreement. Under the terms of this agreement the third part was to make a private purchase of the Company's common stock and provide consulting services for a one year period. Under the terms of this agreement the Company issued said consultant, at various times during the 2nd and 3rd Quarter an aggregate of 53,000,000 shares of the Company's common stock.

         On September 24, 2004 the Company issued 250,000 shares of the Company's common stock to a new Company Director in lieu of compensation.

         On October 29, 2004 the Company issued a third party vendor 500,000 shares of the Company's common stock in exchange for services rendered.


OTHER

    On July 27, 2004, with the approval of our Board of Directors, the authorized number of common shares, $0.001 par value, authorized by the Company was increased from 500,000,000 to 2,500,000,000. On December 8, 2004, the
Company increased the number of authorized common shares to 5,000,000,000.

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

            Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

      - Control of the market for the security by one or a few broker-dealers that is often related to the promoter or issuer;

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

OVERVIEW

The Company acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. The Company has not had success in establishing the TV network and will longer dedicate any resources to this endeavor. The Company also produces and distributes radio programs through a partnership created in September 2002 with an established radio network. This network represents all of the Company's current revenue streams. The Company is planning on expanding and moving into new areas, primarily the VOIP telecom business, via a proposed acquisition in 2005.

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

On March 8, 2004, we entered into a redemption agreement with our debenture holders, whereby we agreed to pay $150,000 per week for five weeks commencing on March 22, 2004 until such time as the Company has paid $750,000. Upon final payment, we delivered 20,000,000 shares of common stock to the debenture holders as full satisfaction of liabilities under the debenture agreements. The full redemption of the Secured Convertible Debentures was completed in mid 2004.

In March and April 2004, we entered into loan agreements to borrow and aggregate of $824,000. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of 360-day year for the number of actual days elapsed and is due and payable quarterly commencing in June 2004. The loans are due in March and April 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal 10% of the amount borrowed which is deducted directly from the proceeds by the lender. The loans are collateralized by 28,000,000 shares of the Company's common stock. In addition, we issued an additional 38,000,000 common shares into escrow as collateral during March 2004 in anticipation of future borrowings. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements. In 2004 the Company resigned all of its pledged collateral to the Lender in exchange for full forgiveness of all loans and any and all past due interest obligations.

RESULTS OF OPERATIONS

Year ended December 31, 2004 compared to the year ended December 31, 2003

REVENUES

Revenues for the year ended December 31, 2004 were $8,090 as compared to revenues for the year ended December 31, 2003 of $42,398 and were derived from our consolidated subsidiary, Radio X Network.

OPERATING EXPENSES

Compensation was $1,547,708 for the year ended December 31, 2004 compared to $153,486 for the comparable period in 2003. Compensation relates solely to compensation under our employment agreement with our president and additional stock based compensation valued at $1,410,500 in the third quarter of 2004. Additionally, in May 2004, the Company recorded additional non-cash compensation of $57,208 due to the issuance of 10,000,000 common shares for accrued compensation.

Amortization of radio programs of $0 and $10,192 for the years ended December 31, 2004 and 2003, respectively, results from amortizing the radio programs intangible assets that resulted from the investment by our subsidiary, RadioTV Network, Inc, in the Radio X Network.

Consulting expense for the year ended December 31, 2004 was $2,209,725 compared to $162,177 for the year ended December 31, 2003. During the year ended December 31, 2004, consulting expense related to the issuance of common stock for services to outside consultants.

The debenture penalty of $30,000 and $485,245 for the years ended December 31, 2004 and 2003, respectively, represents the accrued penalty under the provisions of the convertible debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the convertible debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the debenture agreement and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures.

The debt issue cost amortization of $92,400 and $13,000 for the years ended December 31, 2004 and 2003, respectively, represents the amortization of the cost we incurred to raise debt capital. These fees are recorded debt discount and amortized over the loan term. Due to the foreclosure (see below) of the $824,000 loan payable in 2004, the entire unamortized portion of these debt discounts were expensed during the year ended December 31, 2004.

For the year ended December 31, 2003, the Company had an impairment loss of $20,910 as compared to $0 for the year ended December 31, 2004. The impairment relates to certain capital stock received in a German private company in lieu of a refund of a prepaid expense paid to a service provider. Since there was no objective valuation data supporting the value of the capital stock received, the Company elected to impair this asset.

Professional fees for the year ended December 31, 2004 were $33,603 compared to $74,387 for the year ended December 31, 2003. The decrease is primarily related to accounting and legal, audit and registration statement related services regarding our filing a SB-2 in the 2003 period.

Other selling, general and administrative expenses were $159,676 for the year ended December 31, 2004 as compared to $135,799 for the year ended December 31, 2003. The increase in expenses is primarily due to an increase in travel related expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Interest expense was $58,812 for the year ended December 31, 2004 compared to $329,965 for the year ended December 31, 2003. Interest expense is attributed to the loan payable and the convertible debenture offering and includes accrued interest of the convertible debentures and amortization of the debt discount as well as accrued interest on the convertible debentures due to the default on payment.

For the year ended December 31, 2004, we recognized settlement expense of $144,527 related to the redemption of the debentures. On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

For the year ended December 31, 2004, we recognized a loss on the foreclosure of our loan payable in the amount of $1,008,885. We defaulted on the $824,000 loans payable in June and October 2004 due to non-payment of required interest payments. In November 2004, the lender took possession of 56,000,000 collateral common shares. As a result of this foreclosure by the lender, we recorded the value of the 56,000,000 shares of $1,869,000 and removed the loan payable and accrued interest balances of $824,000 and $36,115, respectively, resulting in a loss on foreclosure of $1,008,885. The value of the 56,000,000 shares was determined using the market price of the shares on the date they were granted as collateral.

As a result of these factors, we reported a net loss of $5,277,784 or $(.03) per share for the year ended December 31, 2004 as compared to a net loss of $1,355,037 or ($.04) per share for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had a stockholders' deficit of $89,138. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002, by the sale of convertible debentures of $750,000 through November 2003, and net proceeds from loan of $752,600 through May 2004. We also sold 53,000,000 shares of our common stock in a private placement offering in September 2004 for $132,500. We collected $30,000 of this amount and are attempting to collect the remaining $102,500. At December 31, 2004, we have provided an allowance for $102,500 against this stock subscription receivable. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans and debentures. During the three months ended June 30, 2004, we repaid $750,000 of our outstanding convertible debentures. Our president also advanced to us $40,000 during the fourth quarter of 2004. The cash balance at December 31, 2004 was $19,852 and we will have to minimize operations until we receive additional cash flows from our businesses, complete additional financing, or find a merger candidate. On February 28, 2005, we entered into a binding letter of intent to acquire 100% Aventura Networks, LLC in exchange for shares of our common stock. Aventura is a leading Voice Over Internet Protocol ("VOIP"') telephone service provider currently conducting business primarily in the wholesale market. There is a $50,000 termination fee payable by the party that terminates the letter of intent.
We have no other material commitments for capital expenditures. Other than several thousand dollars to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and loan proceeds, we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through the middle of 2005, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond the middle of 2005.

Net cash used in operations during the year ended December 31, 2004 was $161,627 and was substantially attributable to net loss of $5,277,784 offset primarily by non-cash stock based expenses of $3,817,326, settlement expense of $144,527, loss on foreclosure of loan payable of $1,008,885, non-cash debt discount amortization of $3,062, amortization of deferred debt issuance costs of $92,400, and net changes in operating assets and liabilities of ($62,543). In the comparable period of 2003, we had net cash used in operations of $252,630 primarily relating to the net loss of $1,355,037 primarily offset by an impairment loss of $20,910, stock-based consulting expense of $127,000, non-cash debt discount amortization of $13,211, amortization of deferred debt issuance costs of $13,000, a non-cash impairment loss of $20,910, non-cash interest expense of beneficial conversion feature of $246,500 and net changes in operating assets and liabilities of $633,591.

Net cash provided by financing activities for the year ended December 31, 2004 was $79,600 as compared to net cash provided by financing activities of $272,758 for the year ended December 31, 2003. During the year ended December 31, 2004, we received proceeds from loans of $824,000, received $47,000 from a stockholder advance, paid debt issuance costs of $71,400 and repaid debenture holders $750,000. In the comparable period of 2003, we received a loan from a joint venture partner of $50,000, received $226,000 from a convertible debenture and repayment of an officer loan of $3,242.

For the fiscal year ended December 31, 2004, our auditors have issued a going concern opinion in connection with their audit of the Company's financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The table below sets forth certain information with respect to our directions and executive officers as of April 13, 2005.


        Name                         Age             Position
 -------------------                 ---             ------------------------

 Peter Klamka                        37              Chairman, Director

 T. Joseph Coleman                   54              Chief Executive Officer,
                                                     President and Director

 William H. Coleman                  45              Director, Secretary


         All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed. Directors do not receive cash compensation for their services as directors, but are reimbursed for expenses actually incurred in connection with attending meetings of the Board of Directions

Peter Klamka (Chairman) has been a Director of the Company since September 2004. Mr. Klamka is the Chairman and CEO of Legend Mobile, Inc (OTCBB:LGMB.OB) since its inception in May 1997. Through its subsidiary Legend Credit, Inc, Legend Mobile develops and markets stored value cards. Mr. Klamka has been active in creating, marketing and developing various licensed products. He also has bought and sold several businesses, including Sunset Interactive Network, Inc, which was sold to American Sports history, Inc. (OTCBB:AMSH), and General Display Services, Inc, which was sold to Daktronics, Inc (NASDAQ:DAKT). In 1994 Mr. Klamka founded Wilshire Fragrance and served as its CEO. Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

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

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth a summary for the fiscal years ended, of the cash and non-cash compensation awarded, paid or accrued by us to our President and CEO our compensated officer, who served in such capacities at the end of fiscal 2004 and 2003.


                 SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION


 Name and Principal         Year   Salary ($)   Bonus($)      All Other
 Positions                                                 Compensations ($)
 ----------------------     ----   ----------   --------   -----------------

T. Joseph Coleman           2004   120,000(1)    30,000          2,837 (2)
Chief Executive Officer     2003   120,000(1)    30,000         15,261 (2)


(1) Mr. Coleman deferred his 2004 and 2003 salary and or bonus due under his employment agreement with the Company dated July 16, 2001 and amended March 14, 2004. During 2004, Mr. Coleman and an affiliate were issued 76,000,000 shares of restricted common stock in full satisfaction of the 2003 and 2004 obligations and any future obligations under his employment agreement.

(2) The Company. paid certain auto and insurance expense for Mr. Coleman in 2004 and 2003.

EMPLOYMENT AGREEMENTS

         The Company has one employment agreement with its Chief Executive Officer, T. Joseph Coleman. Mr. Coleman's three (3) year agreement entitles him to an annual salary of $120,000 plus a guaranteed annual bonus of $30,000 and customary fringe benefits and expenses. Mr. Coleman has exchanged his salary and bonus for the full term of his contract. The Company has issued Mr. Coleman an aggregate of 45,000,000 shares of restricted common stock to satisfy the contract obligations. The Company has no other employment agreements but may enter into them in the future in connection with acquisitions or in the normal course of its business. In March 2004, we extended Mr. Coleman's employment agreement to expire on July 15, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 13, 2005 regarding the beneficial ownership of our common stock held by each of two executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. "Voting power" is the power to vote or direct the voting of shares, and "investment power" includes the power to dispose or direct the disposition of shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                                             Amount and Nature     Percent
                                                    Of                of
                          Position with         Beneficial          Common
Stock Name & Address     Sun Network Grp.       Ownership (1)    Outstanding (1)
--------------------   -------------------   -----------------   ---------------
T. Joseph Coleman      Director, President      33,850,000 (2)         10.45%
1440 Coral Ridge Dr.   CEO
#140
Coral Springs,
FL 33071

William H. Coleman     Director, Secretary      33,850,000 (2)         10.45%
45 Whitewood Circle
Norwood, MA 02002

Peter Klamka                                       250,000            .00078%
5670 Wilshire Blvd.
Suite 1300
Los Angeles, CA 90036

Total securities held by officers               34,100,000             10.45%
and directors as a group (3 people):


(1) Based upon 323,657,813 shares outstanding as of April 13, 2005.

(2) Constitutes all shares held in the Coleman Family Trust. William Coleman is the Trustee of the Trust. William Coleman is the brother of T. Joseph Coleman.

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

32.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K

         None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $17,000 and $14,000, respectively.

AUDIT-RELATED FEES

For fiscal 2004 and 2003, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $0 and $2,000, respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

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


Signatures                 Title                               Date
----------                 -----                               ----
/s/ T. Joseph Coleman      Chief Executive Officer             April 13, 2005
                           (Principal Executive Officer),
                           Chief Financial Officer and
                           Principal Accounting Officer


/s/ William H. Coleman     Director and Secretary              April 13, 2005

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




                                    Contents

                                                                           Page

Report of Independent Registered Public Accounting Firm                     F-1

Financial Statements:
     Consolidated Balance Sheet as of December 31, 2004                     F-2

     Consolidated Statements of Operations for the years ended
        December 31, 2004 and 2003                                          F-3

     Consolidated Statement of Changes in Stockholders' Deficit for
        the years ended December 31, 2004 and 2003                          F-4

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2004 and 2003                                          F-5

     Notes to Consolidated Financial Statements                             F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of:
Sun Network Group, Inc.

We have audited the accompanying consolidated balance sheet of Sun Network Group, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Sun Network Group, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has accumulated deficit of $8,446,146 and a working capital deficit of $51,011 at December 31, 2004, net losses in 2004 of $5,277,784, cash used in operations in 2004 of $161,627, and nominal revenues. These factors and the need for additional cash to fund operations over the next year raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 9, 2005

                    Sun Network Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet


                                                                 December 31,
                                                                     2004
                                                                --------------

      ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                 $      19,852
                                                                --------------
TOTAL CURRENT ASSETS                                            $      19,852
                                                                ==============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                          $      23,863
      Due to stockholder                                               47,000
                                                                --------------
TOTAL CURRENT LIABILITIES                                              70,863
                                                                --------------

MINORITY INTEREST                                                      38,127

COMMITMENTS AND CONTINGENCIES (Note 7)                                    -

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 5,000,000,000 shares
        authorized; 323,657,813 shares issued and outstanding         323,658
      Additional paid-in capital                                    8,180,375
      Accumulated deficit                                          (8,446,146)
      Deferred consulting                                            (147,025)
                                                                --------------
TOTAL STOCKHOLDERS' DEFICIT                                           (89,138)
                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $      19,852
                                                                ==============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Sun Network Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                  Year Ended
                                                          ----------------------------
                                                          December 31,    December 31,
                                                              2004           2003
                                                          -------------   ------------

REVENUES                                                  $      8,090    $     42,398

OPERATING EXPENSES
     Compensation - officer                                  1,547,708         153,486
     Amortization                                                    -          10,192
     Bad debt                                                   10,000           6,600
     Consulting                                              2,209,725         162,177
     Debenture penalties                                        30,000         485,245
     Debt issue cost amortization                               92,400          13,000
     Impairment loss                                                 -          20,910
     Professional fees                                          33,603          74,387
     Other selling, general and administrative                 159,676         135,799
                                                          -------------   -------------
TOTAL OPERATING EXPENSES                                     4,083,112       1,061,796
                                                          -------------   -------------

LOSS FROM OPERATIONS                                        (4,075,022)     (1,019,398)
                                                          -------------   -------------

OTHER INCOME (EXPENSE)
     Settlement expense                                       (144,527)        (36,500)
     Interest expense                                          (58,812)       (329,965)
     Loss on foreclosure of loan payable                    (1,008,885)              -
     Recovery of bad debt                                        9,462          19,129
     Interest income                                                 -           6,600
                                                          -------------   -------------
TOTAL OTHER INCOME (EXPENSE)                                (1,202,762)       (340,736)
                                                          -------------   -------------

LOSS BEFORE MINORITY INTEREST                               (5,277,784)     (1,360,134)

MINORITY INTEREST IN SUBSIDIARY LOSS                                 -           5,097
                                                          -------------   -------------
NET LOSS                                                  $ (5,277,784)   $ (1,355,037)
                                                          =============   =============

                                                          -------------   -------------
NET LOSS PER SHARE - BASIC AND DILUTED                    $      (0.03)   $      (0.04)
                                                          =============   =============

WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUTSTANDING - BASIC AND DILUTED                172,367,734      30,210,585
                                                          =============   =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Sun Network Group, Inc. and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Deficit
                 For the Years Ended December 31, 2004 and 2003



                                   Common Stock        Common Stock Issuable    Additional
                             -----------------------  -----------------------    Paid-in     Accumulated     Deferred
                               Shares       Amount      Shares        Amount     Capital        Deficit     Consulting     Total
                             -----------  ----------  -----------  ----------  ------------  ------------  ------------  -----------
Balance, December 31, 2002    22,448,487   $  22,448   5,000,000    $  5,000   $ 1,290,041   $ (1,813,325)  $     -      $ (495,836)

Common stock issued in
  exchange of debt             8,898,328       8,898                                16,107                                   25,005
Common stock issued for
  settlement                   1,000,000       1,000                                35,500                                   36,500
Common stock issued for
  services rendered           18,000,000      18,000                               245,000                    (136,000)     127,000
Warrant issued with
  convertible debentures                                                             3,500                                    3,500
Beneficial conversion value
  of convertible debenture                                                         246,500                                  246,500
Issuance of previously
  issuable common stock        5,000,000       5,000  (5,000,000)     (5,000)                                                   -
Net loss                                                                                       (1,355,037)               (1,355,037)
                             -----------  ----------  -----------   ---------  ------------  ------------  ------------  -----------
Balance, December 31, 2003    55,346,815      55,346         -           -       1,836,648     (3,168,362)    (136,000)  (1,412,368)

Common stock issued for
  cash and services           53,000,000      53,000                               371,000                    (291,500)     132,500
Common stock issued in
  exchange of debt             6,260,998       6,261                                55,927                                   62,188
Common stock issued for
  settlement                  20,000,000      20,000                               700,000                                  720,000
Common stock issued for
  services rendered          133,050,000     133,051                             3,403,800                    (758,000)   2,778,851
Common stock issued upon
  foreclosure on loans
  payable                     56,000,000      56,000                             1,813,000                                1,869,000
Amortization of deferred
  consulting                                                                                                  1,038,475   1,038,475
Net loss                                                                                       (5,277,784)               (5,277,784)
                             -----------  ----------  -----------   ---------  ------------  ------------  ------------  -----------
Balance, December 31, 2004   323,657,813   $ 323,658         -       $   -     $ 8,180,375   $ (8,446,146)  $ (147,025)  $  (89,138)
                             ===========  ==========  ===========   =========  ============  ============  ============  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Sun Network Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                  Year Ended
                                                                      ---------------------------------
                                                                        December 31,    December 31,
                                                                          2004              2003
                                                                      --------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $  (5,277,784)   $    (1,355,037)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
      Amortization expense                                                      -               10,192
      Bad debt expense                                                       10,000              6,600
      Impairment loss                                                           -               20,910
      Interest expense of beneficial conversion feature                         -              246,500
      Write off of stock subscription receivable                            102,500                -
      Amortization of deferred debt issue costs                              92,400             13,000
      Amortization of debt discounts to interest expense                      3,062             13,211
      Stock based consulting and compensation expense                     3,817,326            127,000
      Settlement expense                                                    144,527             36,500
      Loss on foreclosure of loan payable                                 1,008,885                -
      Allocation of loss to minority interest                                   -               (5,097)
   Changes in:
     Interest receivable                                                    (10,000)            (6,600)
     Prepaids                                                                34,000            (34,000)
     Accounts payable                                                        17,952            (11,050)
     Accrued interest                                                        53,997             70,254
     Accrued expenses                                                           -                  -
     Accrued penalties                                                       30,000            485,245
     Accrued compensation, related party                                   (188,492)           129,742
                                                                      --------------   ----------------
Net cash used in operating activities                                      (161,627)          (252,630)
                                                                      --------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock                                    30,000                -
   Proceeds from loans payable                                              824,000                -
   Proceeds from convertible debenture                                          -              226,000
   Payment of debt issue costs                                              (71,400)               -
   Payment on convertible debenture                                        (750,000)               -
   Proceeds from stockholder advance                                         47,000                -
   Proceeds from loan from joint venture partner                                 -               50,000
   Proceeds from (payments on) loans from officer                                -               (3,242)
                                                                      --------------   ----------------
Net cash provided by financing activities                                    79,600            272,758
                                                                      --------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (82,027)            20,128

CASH AND CASH EQUIVALENTS, Beginning of year                                101,879             81,751
                                                                      --------------   ----------------

CASH AND CASH EQUIVALENTS, End of year                                $      19,852    $       101,879
                                                                      ==============   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                      $         -      $           -
                                                                      ==============   ================
   Income taxes paid                                                  $         -      $           -
                                                                      ==============   ================

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for debentures payable                         $      62,188    $        25,005
                                                                      ==============   ================
   Debt issue costs deferred in connection with
     convertible debenture                                            $      49,000    $        24,000
                                                                      ==============   ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


NOTE 1 NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


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

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


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

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions -- An Amendment of FASB Statements No. 66 and
67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the consolidated financial statements.

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements if the Company issues stock options to the employees in the future.

NET LOSS PER COMMON SHARE

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At December 31, 2004 and 2003, there were 0 and 750,000 common stock warrants outstanding, respectively, which may dilute future earnings per share.


NOTE 2 NOTE RECEIVABLE AND DUE FROM JOINT VENTURE PARTNER

The Company advanced a potential acquiree $56,000 under a promissory note which amount has been fully reserved at December 31, 2003 due to default.

Upon formation of the joint venture, the joint venture partner did not establish a separate bank account for the joint venture. At December 31, 2003, management could not ascertain the collectability of $24,372 of the balance due or $14,910 due at December 31, 2004. Accordingly, the $24,372 was charged to bad debt expense in 2002 and an additional $10,000 charged to bad debt expense in 2004 related to an advance made in the 4th quarter of 2004 and has been fully reserved as an allowance at December 31, 2004.


NOTE 3 CONVERTIBLE NOTE RECEIVABLE

On September 17, 2002, the Company loaned $10,000 to a third party limited liability company ("LLC"). The loan carries annual interest at 10% and matured on November 16, 2002. During the term of the loan, the Company may convert the principal and accrued interest into a 0.3% membership interest in the LLC. If the Company elects to convert, no interest due shall be payable to the Company. If the Company converts and holds the 0.3% membership interest, it will be entitled to receive a proportionate 0.3% of the LLC's interest in cash flow, profits, and tax benefits. The note is secured by the pledge of the general assets of the LLC. On November 16, 2002, the borrower defaulted and on February 28, 2003, the Company and the LLC executed a letter agreement to extend all due dates and conversion date to May 1, 2003. Due to the default and uncertainty about collecting the receivable and the value of the investment if converted, the Company has established a 100% valuation allowance and charged $10,000 and the related accrued interest receivable of $324 to bad debt expense in 2002. During 2003, the Company continued to recognize interest income and a related bad debt expense $1,000. The Company discontinued this accrual in 2004. The convertible note receivable at December 31, 2004 was as follows:


             Convertible note receivable                            $10,000
             Accrued interest receivable                              1,324
             Allowance for loan loss                                (11,324)
                                                                    --------
                                                                    $     -
                                                                    ========

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


NOTE 4 INTANGIBLE ASSETS, INVESTMENTS, AND RELATED IMPAIRMENT

The intangible assets were acquired on September 5, 2002 upon formation of the general partnership subsidiary. The Company has allocated the $50,000 investment differential to the facilities usage rights and management services and to the radio programs based upon the estimated fair market value of each resulting in facilities usage rights and management services of $35,000 and radio programs of $15,000.

The Company determined to amortize the facility usage rights over five years and management services on a usage basis as they are contractually derived. The Company estimated a life of five years based on the average life of equipment that they have the rights to use. The Company amortized the acquired radio programs over their estimated useful life of one year.

At December 31, 2002, management was not able to accurately generate cash flow projections to support the recoverability of the facility usage rights asset since Radio X was still in early stage development. Accordingly, in 2002, an impairment loss of $32,756 was recognized. Since the charge to operations of the amortization and impairment of this intangible asset exceeded the fair value of contributed services through December 31, 2002, no additional compensation expense was recognized as contributed services. For the years ended December 31, 2003, amortization expense amounted to $10,192.

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

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


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


NOTE 6 - LOANS PAYABLE

From March to April, 2004, the Company entered into 2-year loan agreements and borrowed an aggregate of $824,000. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of 360-day year for the number of actual days elapsed and is due and payable quarterly commencing June 2, 2004. The loans are due in March 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal to 10% of the amount borrowed which is deducted directly from the proceeds by the lender. These fees are recorded debt discount and amortized over the loan term. Due to the foreclosure (see below) the entire unamortized portion of these debt discounts were expensed during the year ended December 31, 2004. The loans are collateralized by 56,000,000 shares of the Company's common stock. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements. The Company defaulted on the $824,000 loans payable in June 2004 due to non-payment of required interest payments. In November 2004, the lender took possession of 56,000,000 collateral common shares. As a result of this foreclosure by the lender, the Company recorded the value of the 56,000,000 shares of $1,869,000 and removed the loan payable and accrued interest balances of $824,000 and $36,115, respectively, resulting in a loss on foreclosure of $1,008,885. The value of the 56,000,000 shares was determined using the market price of the shares on the date they were granted as collateral.


NOTE 7 COMMITMENT AND CONTINGENCIES

On February 21, 2003, the Company executed a Production and Studio Facility Agreement (the "Agreement") whereby the Company will pay a vendor to construct a production facility and provide certain initial stipulated production services relating to a television program for which the Company has exclusive rights. Production was to commence no later than October 1, 2003. The total consideration to be paid by the Company is $162,000. The Company paid $54,000 upon execution of the agreement and became committed to pay the next $54,000 on August 1, 2003. Another $54,000 will be due when the studio construction is completed. As contingent consideration, the Company will pay 5% of all "net receipts" as defined in the Agreement. During 2003, the Company incurred initial production costs of $20,000 related to this Agreement. The Company had reflected prepaid expenses of $34,000 related to this agreement. The Company may terminate the agreement after July 1, 2003 and received as a refund any unused portion of the consideration advanced plus $10,000. This agreement was terminated in 2004 and the $34,000 that was recorded as a prepaid expense was expensed to production fees.

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


The Company has an employment agreement with its president where he receives $120,000 in annual salary, $30,000 annual guaranteed bonus, a 10% incentive bonus based on Company financial criteria, and certain fringe benefits and expense reimbursements. The agreement expires July 2005. In May 2004, the president was issued 10,000,000 shares of the Company's common stock for all accrued and remaining future compensation under this agreement.

The Company has free use of office space for its sole employee, the President. The fair value of the office in 2004 and 2003 was nominal and therefore, not recorded.


NOTE 8 OPTION AGREEMENT AND PLAN OF MERGER, CANCELLATION, AND RELATED NOTES RECEIVABLE

An Option Agreement and Plan of Merger (the "Agreement") between the Company and Live Media Enterprises ("Live") was entered into as of June 28, 2002. In connection with this agreement, the Company advanced Live $50,000 in July 2002 and $6,000 in August 2002 pursuant to two promissory notes dated June 28, 2002 and August 2, 2002, respectively. Under the terms of the promissory notes, all amounts, including interest at 10% are due and payable on demand or upon termination of the Agreement. Under both notes, the Company has a first lien on all assets of Live, and has filed UCC Financing Statements with regard to such liens. In addition, a principal of Live has personally guaranteed the notes. Based on the Company's due diligence, the Company cancelled the Agreement on September 3, 2002 and the note became due immediately and at December 31, 2003 was in default. Due to the uncertainty of collecting the balance due and the uncertain value of the collateral, the Company charged the $56,000 and related interest of $2,755 at December 31, 2002 to bad debt expense in 2002. During 2003, the Company continued to recognize interest income and a related bad debt expense $5,600. The Company discontinued this accrual in 2004 and has reserved 100% of this note and related accrued interest through December 31, 2004 as follows:

                     Notes receivable                       $ 56,000
                     Accrued interest receivable               8,355
                     Allowance for loan loss                 (64,355)
                                                            ---------
                                                            $      -
                                                            =========

NOTE 9 JOINT VENTURE SUBSIDIARY

On September 5, 2002, the Company's subsidiary, Radio TV Network, Inc. entered into a partnership agreement (the "Agreement") with a third party company, Sports Byline USA, L.P., to form a general partnership under the Uniform Partnership Act of the State of California. The name of the partnership is Radio X Network. The partnership, based in San Francisco, California, was formed for the purpose of creating, operating a new radio network consisting primarily of a series of radio programs principally targeted to a young male audience ages 14-35, and to engage in such other related businesses as may be agreed upon by the partners. The partnership shall develop, produce, acquire, distribute, market, and brand the radio programs. The Company contributed $100,000 cash and the rights to a radio program and will contribute management services in exchange for a 50% partnership interest. The Company will share 50% in all partnership profits and losses. However, under the Agreement, the Company has an overriding voting control over all partnership matter effectively providing the Company with voting control. Accordingly, the Company will consolidate the operations into its financial statements. The other general partner, Sports Byline USA, L.P., contributed three radio programs, and the use of its program production facilities and management services. The asset contributed by the other general partner had a carryover basis of zero. Therefore, the Company paid $100,000 for a 50% interest in the partnership, which had an initial book value of $100,000. Accordingly, the investment differential of $50,000 has been allocated to the company's proportionate share of the fair market value of the intangible assets contributed resulting in the recording of facility usage rights and management services of $35,000 and radio programs of $15,000. Another $10,000 was invested in the subsidiary in late 2004.

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


NOTE 10 STOCKHOLDERS' DEFICIENCY

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

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


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

In connection with the redemption agreement on March 8, 2004, the Company issued 20,000,000 shares of common stock to the debenture holders as full satisfaction of liabilities under the debenture agreements. These shares were valued on the date of the redemption agreement at fair market value based on the quoted trading price of the stock.

During the three months ended March 31, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 36,800,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.026 to $0.043 per common share resulting in a value of $1,378,400, which will be amortized over the one-year contract term.

During the three months ended June 30, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 13,500,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.027 to $0.036 per common share resulting in a value of $420,000, which will be amortized over the contract terms.

In May 2004, the Company issued 10,000,000 shares of common stock to an officer of the Company for all accrued compensation through June 30, 2004 and future compensation under the agreement. The Company valued these shares at the quoted trading price on the date of grant of $0.03 per common share, and reduced accrued compensation by $242,792 and recorded non-cash compensation expense of $57,208.

During the three months ended September 30, 2004, the Company issued shares to third parties and the Company's CEO for past management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants and employee 72,250,000 shares of its common stock for these services. The Company's CEO received 66,000,000 of these shares. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.007 to $0.025 per common share, and recorded consulting expense of $1,434,950 with $1,410,500 charged to compensation - officer and $24,450 charged to consulting.

In September 2004, the Company entered into a private stock placement and consulting agreement whereby the Company agreed to sell 53,000,000 shares of its common stock for $0.0025 per share or $132,500. The services have been valued at the difference between the quoted trading price on the date prior to the agreement date and the price paid per shares or $0.0055 per share. The $291,500 allocated to services will be amortized over the two year term of the contract. The Company received $30,000 of the $132,500 it was to receive from the sale of these shares. The Company is trying to collect the remaining $102,500, but has been unsuccessful and as of December 31, 2004 has provided a 100% reserve against this receivable. In addition, since the consultant is not performing under this agreement, the $291,500 allocated to services has been expensed during the year ended December 31, 2004.

                    Sun Network Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003


In November 2004, the Company issued 500,000 shares of common stock to a consulting for services rendered. The Company valued these shares at the quoted trading price on the date of grant of $0.007 per common share resulting in a value of $3,500 which has been expensed as consulting fees.


NOTE 11 INCOME TAXES

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2003 and 2002 due to the Company's net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

                                                                      2004              2003
                                                               ----------------   ---------------
      Computed "expected" tax benefit                            $ (1,794,447)     $ (460,713)
      State income taxes                                             (174,167)        (64,625)
      Change in tax rate estimate                                         -           (91,266)
      Stock for services and/or settlement                          1,709,615          55,590
      Other                                                               -            13,910
      Change in deferred tax asset valuation allowance                258,999         547,104
                                                               ----------------   ---------------
                                                                 $        -      $        -
                                                               ================   ===============


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

       Deferred tax assets:
       Net operating loss carryforward                       $ 1,184,409
       Loan loss allowance                                        75,146
                                                             ------------
       Total deferred tax assets                               1,259,555
       Less valuation allowance                               (1,259,555)
                                                             ------------
       Net deferred tax asset                                $       -
                                                             ============


At December 31, 2004, the Company had useable net operating loss carryforwards of approximately $3,000,000 for income tax purposes, available to offset future taxable income expiring in 2018.

The valuation allowance at January 1, 2004 was $1,000,556. The net change in the valuation allowance during the year ended December 31, 2004 was an increase of $258,999.

NOTE 12 REPORTABLE SEGMENTS

At December 31, 2003, the Company had two reportable segments: Network TV and Network Radio. The Company's reportable segments have been determined in accordance with the Company's internal management structure. The following table sets forth the Company's financial results by operating segments:


December 31, 2004
                                                   Network TV           Network Radio             Total
                                                 ----------------      ----------------      ----------------
Assets                                           $        19,852       $             -       $        19,852
                                                 ================      ================      ================

Revenue                                          $             -       $         8,090       $         8,090
Other operating expenses                             (4,055,560)              (27,552)           (4,083,112)
Interest expense                                        (58,812)                     -              (58,812)
Settlement expense                                     (144,527)                     -             (144,527)
Recovery of bad debts                                          -                 9,462                 9,462
Loss on foreclosure on loan payable                  (1,008,885)                     -           (1,008,885)
                                                 ----------------      ----------------      ----------------
Segment loss                                     $   (5,267,784)       $      (10,000)       $   (5,277,784)
                                                 ================      ================      ================


December 31, 2003
                                                      Network TV        Network Radio             Total
                                                 ----------------      ----------------      ----------------
Assets                                           $       156,879       $                     $       156,879
                                                 ================      ================      ================

Revenue                                          $        30,000       $        12,398       $        42,398
Amortization                                                   -              (10,192)              (10,192)
Other operating expenses                             (1,020,077)              (31,527)           (1,051,604)
Interest income                                            6,600                     -                 6,600
Interest expense                                       (329,965)                     -             (329,965)
Settlement expense                                      (36,500)                     -              (36,500)
Recovery of bad debts                                          -                19,129                19,129
Minority interest in subsidiary losses                         -                 5,097                 5,097
                                                 ----------------      ----------------      ----------------
Segment loss                                     $   (1,349,942)       $       (5,095)       $   (1,355,037)
                                                 ================      ================      ================


NOTE 13 - CONCENTRATIONS

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2004, the Company had $19,852 in United States bank deposits, which do not exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2004.

Revenues of $0 and $30,000 were derived from one customer in 2004 and 2003, respectively.

NOTE 14 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit of $8,446,146 and a working capital deficit of $51,011 at December 31, 2004, net losses in 2004 of $5,277,784, cash used in operations in 2004 of $161,627 and minimal revenues.

Management expects operations to generate negative cash flow at least through December 2005 and the Company does not have existing capital resources or credit lines available that are sufficient to fund operations and capital requirements as presently planned over the next twelve months. The Company's ability to raise capital to fund operations is further constrained because they have already pledged substantially all of their assets. The Company expects to generate substantially all revenues in the future from sales of Radio X Network programs. However, the Company's limited financial resources have prevented the Company from aggressively advertising its product to achieve consumer recognition. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate revenues.

The Company is in the process of electing to be regulated as a business development company under the Investment Company Act of 1940. The Company filed in March 2005, Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock. Because the Company expects to be regulated as a business development company, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock permitted under the exemption from registration offered by Regulation E of the Securities

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.


NOTE 15 SUBSEQUENT EVENTS

In March 2005, the Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock.

On February 28, 2005 the Company entered into a binding letter of intent to acquire 100% Aventura Networks, LLC in exchange for shares of the Company's common stock. Aventura is a leading Voice Over Internet Protocol ("VOIP"') telephone service provider currently conducting business primarily in the wholesale market. There is a $50,000 termination fee payable by the party that terminates the letter of intent.