Form 10QSB
period 2005-03-31
SUN NETWORK GROUP INC
filed 2005-05-13
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

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

       The number of shares of common stock outstanding as of May 10, 2005 was 323,657,813.

    Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial statements                                              2

           Balance Sheet as of March 31, 2005 (unaudited)                    2

           Statements of Operations for the
           three months ended March 31, 2005 and 2004 (unaudited)            3

           Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004 (unaudited)            4

           Notes to Financial Statements (unaudited)                         5

Item 2.    Management's Discussion and Analysis or Plan of Operations       10

Item 3.    Controls and Procedures                                          14

PART II.   OTHER INFORMATION                                                14

Item 1.    Legal Proceedings                                                14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      14

Item 3.    Defaults Upon Senior Securities                                  14

Item 4.    Submission of Matters to a Vote of Security Holders              14

Item 5.    Other Information                                                14

Item 6.    Exhibits                                                         14

SIGNATURES                                                                  15

CERTIFICATIONS                                                              16

PART I.    FINANCIAL INFORMATION

Item 1.     Financial statements

                             SUN NETWORK GROUP, INC.
                                  BALANCE SHEET

                                                                                       March 31,
                                                                                         2005
                                                                                  --------------------
                                                                                      (unaudited)
                                 ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                                   $             4,110
                                                                                  --------------------
TOTAL CURRENT ASSETS                                                                            4,110
                                                                                  --------------------

INVESTMENTS                                                                                        --
                                                                                  --------------------
TOTAL ASSETS                                                                      $             4,110
                                                                                  ====================
                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                            $            15,625
      Due to stockholder                                                                       93,500
                                                                                  --------------------
TOTAL CURRENT LIABILITIES                                                                     109,125
                                                                                  --------------------

COMMITMENTS AND CONTINGENCIES                                                                      --

STOCKHOLDERS' DEFICIT
      Common stock; $0.001 par value; 5,000,000,000 shares
        authorized; 323,657,813 shares issued and outstanding                                 323,658
      Additional paid-in capital                                                            8,218,502
      Accumulated deficit                                                                  (8,647,175)

                                                                                  --------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                  (105,015)
                                                                                  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $             4,110
                                                                                  ====================


   The accompanying notes are an integral part of these financial statements.

                             SUN NETWORK GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                                             Three Months Ended
                                                                                  -----------------------------------------
                                                                                      March 31,             March 31,
                                                                                         2005                  2004
                                                                                  -------------------   -------------------
                                                                                      (unaudited)           (unaudited)
REVENUES                                                                          $            5,000    $            2,415

OPERATING EXPENSES
      Compensation - officer                                                                       -                37,500
      Consulting                                                                             149,000             1,112,233
      Debenture penalties                                                                          -                30,000
      Debt issue cost amortization                                                                 -                 7,000
      Professional fees                                                                       21,151                10,143
      Other selling, general and administrative                                               38,727                34,711
                                                                                  -------------------   -------------------
TOTAL OPERATING EXPENSES                                                                     208,878             1,231,587
                                                                                  -------------------   -------------------

LOSS FROM OPERATIONS                                                                        (203,878)           (1,229,172)
                                                                                  -------------------   -------------------

OTHER INCOME (EXPENSE)
      Settlement expense                                                                          --               (57,334)
      Interest expense                                                                            --               (19,581)
      Recovery of bad debt                                                                     2,849                 4,520
                                                                                  -------------------   -------------------
TOTAL OTHER INCOME (EXPENSE)                                                                   2,849               (72,395)
                                                                                  -------------------   -------------------

                                                                                  -------------------   -------------------
NET LOSS                                                                          $         (201,029)   $       (1,301,567)
                                                                                  ===================   ===================

                                                                                  -------------------   -------------------
NET LOSS PER SHARE - BASIC AND DILUTED                                            $            (0.00)   $            (0.02)
                                                                                  ===================   ===================

WEIGHTED AVERAGE COMMON EQUIVALENT
      SHARES OUSTANDING - BASIC AND DILUTED                                              323,657,813            79,961,349
                                                                                  ===================   ===================


   The accompanying notes are an integral part of these financial statements.

                             SUN NETWORK GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                              Three Months Ended
                                                                                    ---------------------------------------
                                                                                        March 31,             March 31,
                                                                                           2005                 2004
                                                                                    -----------------    ------------------
                                                                                       (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $       (201,029)    $      (1,301,567)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Amortization of deferred debt issue costs                                                  --                 7,000
       Amortization of debt discounts to interest expense                                         --                   875
       Stock based consulting and compensation expense                                       147,025             1,112,233
       Settlement expense                                                                         --                57,334
   Changes in:
     Accounts payable                                                                         (8,238)                3,542
     Accrued interest                                                                             --                18,706
     Accrued penalties                                                                            --                30,000
     Accrued compensation, related party                                                          --                27,500
                                                                                    -----------------    ------------------
Net cash used in operating activities                                                        (62,242)              (44,377)
                                                                                    -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans payable                                                                    --               490,000
   Payment of debt issue costs                                                                    --               (49,000)
   Payment on convertible debenture                                                               --              (270,000)
   Proceeds from (payments on) loans from officer                                             46,500                    --
                                                                                    -----------------    ------------------
Net cash provided by financing activities                                                     46,500               171,000
                                                                                    -----------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (15,742)              126,623

CASH AND CASH EQUIVALENTS, Beginning of period                                                19,852               101,879
                                                                                    -----------------    ------------------
CASH AND CASH EQUIVALENTS, End of period                                            $          4,110     $         228,502
                                                                                    =================    ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                                    $             --     $              --
                                                                                    =================    ==================
   Income taxes paid                                                                $             --     $              --
                                                                                    =================    ==================
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Common stock issued for debentures payable                                       $             --     $          62,188
                                                                                    =================    ==================
   Debt issue costs deferred in connection with convertible debentures              $             --     $          49,000
                                                                                    =================    ==================


   The accompanying notes are an integral part of these financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Nature of Organization

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Sun Network Group, Inc. for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

On February 28, 2005 the Company entered into a binding letter of intent to acquire 100% of Aventura Networks, LLC in exchange for shares of the Company's common stock. Aventura is a leading Voice Over Internet Protocol ("VOIP"') telephone service provider currently conducting business primarily in the wholesale market. In the event of termination of the letter of intent, there is a $50,000 termination fee payable by the party that terminates the letter of intent.

On March 15, 2005, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed a Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock.

Basis of Presentation

The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" since the Company elected to be regulated as a Business Development Company effective March 15, 2005.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. Therefore, effective March 15, 2005, the Company no longer consolidates Radio X Network.

In accordance with APB 20, as a result of becoming a business development company in March 2005, certain amounts in prior periods have been restated and reclassified to conform to the change in accounting principle resulting from a change in reporting entity.

On March 15, 2005, the Company filed form N-54A with the Securities and Exchange Commission to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940. As a result of its new status, the Company will now operate as an investment holding company and plans to build an investment portfolio and enhance the Company's shareholder value. It is the Company's intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company does not intend to limit its potential acquisitions to just one line of business or industry, as the acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDCs, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDCs report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDCs are required to make available significant managerial assistance to their portfolio companies.

Significant Accounting Policies

Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results may differ from these estimates.

Significant estimates included in the accompanying financial statements include valuation of non-cash stock based transactions.

Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Stock-based Compensation

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer's voting common stock, (ii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer's voting common stock and (iii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer's voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

For financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided and when collection of the fixed or determinable selling price is reasonable assured.

Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies.

Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2005, there were no common stock warrants outstanding, respectively, which may dilute future earnings per share.

NOTE 2 - INVESTMENTS

At March 31, 2005, the Company held one 50% investment in Radio X Network. The original cost basis was $110,000 and the fair market value at March 31, 2005 was zero.

NOTE 3 - DUE TO STOCKHOLDER

Due to stockholder at March 31, 2005 of $93,500 represent advances from the Company's CEO. The advances are non-interest bearing and payable upon demand.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs -- An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the financial statements.

                    SUN NETWORK GROUP, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

In December 2004, the FASB issued SFAS No. 152, entitled Accounting for Real Estate Time-Sharing Transactions -- An Amendment of FASB Statements No. 66 and
67. SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2. SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will have an impact the financial statements if the Company issues stock options to the employees in the future.

NOTE 5 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $8,647,175 and a working capital deficit of $105,015 at March 31, 2005, and cash used in operations in for the three months ended March 31, 2005 of $62,242.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan, including seeking a merger/acquisition candicate, provide the opportunity for the Company to continue as a going concern.


Because the Company is regulated as a business development company, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock under the exemption from registration offered by Regulation E of the Securities Act.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events, and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been developed by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements other than as required by law.

OVERVIEW

The Company acquired all of the assets of RadioTV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. The Company has not had success in establishing the TV network and will no longer dedicate any resources to this endeavor. The Company also produces and distributes radio programs through a partnership created in September 2002 with an established radio network. This network represents all of the Company's current revenue streams. The Company is planning on expanding and moving into new areas, primarily the VOIP telecom business, via a proposed acquisition in 2005.

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

On June 28, 2002 the Company entered into an Option Agreement and Plan of Merger ("Agreement") to acquire all of the assets of Live Media Enterprises, Inc ("Live"), a west coast based independent producer of consumer lifestyle events. On September 3, 2002 the Company elected to terminate the Agreement with Live and not proceed with the acquisition. In connection with the Agreements the Company has loaned Live the sum of $56,000. This loan is documented in two Promissory Notes and is collateralized by substantially all of the assets of Live and personally guaranteed by Live's principal shareholder and officer. The Company is presently attempting to collect its debts from Live in the Los Angeles Superior Court.

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

In March and April 2004, we entered into loan agreements to borrow an aggregate of $824,000. The loans bear interest at a rate equal to the prevailing 30-day LIBOR rate plus 100 basis points. Interest on the loans is computed on the basis of a 360-day year for the number of actual days elapsed and is due and payable quarterly commencing in June 2004. The loans are due in March and April 2006. If the loans are not paid by the close of business on the due date in March 2006, the Company shall pay the lender a late charge equal to five percent of the outstanding principal balance. The Company paid a cash fee equal to 10% of the amount borrowed which is deducted directly from the proceeds by the lender. The loans are collateralized by 28,000,000 shares of the Company's common stock. In addition, we issued an additional 38,000,000 common shares into escrow as collateral during March 2004 in anticipation of future borrowings. The collateral shares are not considered outstanding for accounting purposes and do not have voting rights until and unless they are foreclosed upon due to any future default as stipulated in the agreements. In 2004 the Company resigned all of its pledged collateral to the Lender in exchange for full forgiveness of all loans and any and all past due interest obligations.

On February 28, 2005 we entered into a binding letter of intent to acquire 100% of Aventura Networks, LLC in exchange for shares of our common stock. Aventura is a leading Voice Over Internet Protocol ("VOIP"') telephone service provider currently conducting business primarily in the wholesale market. In the event of termination of the letter of intent, there is a $50,000 termination fee payable by the party that terminates the letter of intent.

On March 15, 2005, we elected to be regulated as a business development company under the Investment Company Act of 1940. We filed a Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of our common stock.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

REVENUES

Revenues for the three months ended March 31, 2005 were $5,000 as compared to revenues for the three months ended March 31, 2004 of $2,415 and were derived from our subsidiary, Radio X Network.

OPERATING EXPENSES

Compensation was $0 for the three months ended March 31, 2005 compared to $37,500 for the comparable period in 2004. Compensation relates solely to compensation under our employment agreement with our president.

Consulting expense for the three months ended March 31, 2005 was $149,000 compared to $1,112,233 for the three months ended March 31, 2004. Consulting expense related to the issuance of common stock for services to outside consultants.

The debenture penalty of $30,000 for the three months ended March 31, 2004 represents the accrued penalty under the provisions of the convertible debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the convertible debentures and a liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the debenture agreement and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures. There was no such expense in 2005 as the debentures were repaid in 2004.

The debt issue cost amortization of $7,000 for the three months ended March 31, 2004 represents the amortization of the cost we incurred to raise debt capital. These fees are recorded debt discount and amortized over the loan term. There was no such expense in 2005 as the debentures were repaid in 2004.

Professional fees for the three months ended March 31, 2005 were $21,151 compared to $10,143 for the three months ended March 31, 2004. The increase is primarily related to accounting, legal and audit services regarding our SEC filings.

Other selling, general and administrative expenses were $38,727 for the three months ended March 31, 2005 as compared to $34,711 for the three months ended March 31, 2004. The increase in expenses is primarily due to an increase in travel related expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Interest expense was $0 for the three months ended March 31, 2005 compared to $19,581 for the three months ended March 31, 2004. Interest expense is attributed to the loan payable and the convertible debenture offering and includes accrued interest of the convertible debentures and amortization of the debt discount as well as accrued interest on the convertible debentures due to the default on payment. All our debt was repaid or converted to equity in 2004.

For the three months ended March 31, 2004, we recognized settlement expense of $57,334 related to the redemption of the debentures. On February 4, 2003, we settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $201,029 or $(.00) per share for the three months ended March 31, 2005 as compared to a net loss of $1,301,567 or ($.02) per share for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had a stockholders' deficit of $105,015. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002, by the sale of convertible debentures of $750,000 through November 2003, and net proceeds from loan of $752,600 through May 2004. We also sold 53,000,000 shares of our common stock in a private placement offering in September 2004 for $132,500. We collected $30,000 of this amount and are attempting to collect the remaining $102,500. At December 31, 2004, we have provided an allowance for $102,500 against this stock subscription receivable. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans and debentures. During the three months ended June 30, 2004, we repaid $750,000 of our outstanding convertible debentures. Our president also advanced to us $40,000 during the fourth quarter of 2004 and $46,500 during the first quarter of 2005. The cash balance at March 31, 2005 was $4,110 and we will have to minimize operations until we receive additional cash flows from our businesses, complete additional financing, or find a merger candidate. On February 28, 2005, we entered into a binding letter of intent to acquire 100% Aventura Networks, LLC in exchange for shares of our common stock. Aventura is a leading Voice Over Internet Protocol ("VOIP"') telephone service provider currently conducting business primarily in the wholesale market. There is a $50,000 termination fee payable by the party that terminates the letter of intent.

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

Net cash used in operations during the three months ended March 31, 2005 was $62,242 and was substantially attributable to net loss of $201,029 offset primarily by non-cash stock based expenses of $147,025 and net changes in operating assets and liabilities of ($8,238). In the comparable period of 2004, we had net cash used in operations of $44,377 primarily relating to the net loss of $1,301,567 primarily offset by stock-based consulting expense of $1,112,233, non-cash debt discount amortization of $7,000, amortization of deferred debt issuance costs of $875, a non-cash settlement expense of $57,334 and net changes in operating assets and liabilities of $79,748.

Net cash provided by financing activities for the three months ended March 31, 2005 was $46,500 as compared to net cash provided by financing activities of $171,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005, we received advances from our CEO of $46,500 In the comparable period of 2004, we received proceeds from a loan of $490,000, paid $49,000 in debt issuance costs and repaid convertible debentures of $270,000.

For the fiscal year ended December 31, 2004, our auditors have issued a going concern opinion in connection with their audit of our financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 1 to the audited financial statements included elsewhere in this Quarterly Report on Form 10-QSB. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

OFF BALANCE SHEET ARRANGEMENTS

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.    Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

    Number                            Exhibit
    ------                            -------
     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
     32.1 Section 906 Certification by Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SUN NETWORK GROUP, INC.


May 13, 2005                       By: /s/ T. Joseph Coleman
                                       ---------------------------------------
                                       T. Joseph Coleman
                                       Chief Executive Officer, President,
                                         Chief Financial Officer, and Director