Form 10-Q
period 2005-06-30
SUN NETWORK GROUP INC
filed 2005-09-15
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the Quarter Ended June 30, 2005.

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number 814-00703

                             SUN NETWORK GROUP, INC.

        (Exact name of small business issuer as specified in its charter)


             Florida                                              65-024624
  (State  or  other  jurisdiction                              (IRS  Employer
of  incorporation  or organization)                          Identification No.)

          20533 Biscayne Boulevard, Suite 1122, Aventura, Florida 33180
                    (Address of principal executive offices)

                                 (305) 937-2000
                           (Issuer's telephone number)

         1440 Coral Ridge Drive, Suite 140, Coral Springs, Florida 33071
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 12, 2005 was 1,600,657,813.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                             SUN NETWORK GROUP, INC.

                                      Index

                                                                           Page
                                                                          Number

PART  I.    FINANCIAL  INFORMATION                                             1

Item  1.    Financial  statements                                              1

           Balance  Sheet  as of June 30, 2005 (unaudited)                     1

           Statements  of  Operations  for  the  three  months  ended
           June  30,  2005  and  2004,  from  January  1,  2005  through
           March  15,  2005,  from  March  16,  2005  through  June  30,  2005
           and  for  the six months ended June 30, 2004 (unaudited)            2

           Statements  of  Cash  Flows  for  the
           six  months  ended June 30, 2005 and 2004 (unaudited)               3

           Statement  of  Changes in Net Assets as of June 30, 2005(unaudited) 4

           Schedule  of  Investments as of June 30, 2005 (unaudited)           5

           Schedule  of  Financial  Highlights  from  March  16,  2005
           through  June  30, 2005 (unaudited)                                 6

           Notes  to  Financial Statements (unaudited)                         7

Item  2.    Management's  Discussion and Analysis or Plan of Operations       11

Item  3.    Controls  and Procedures                                          17

PART  II.   OTHER  INFORMATION                                                17

Item  1.    Legal  Proceedings                                                17

Item  2.    Unregistered  Sales of Equity Securities and Use of Proceeds      17

Item  3.    Defaults  Upon Senior Securities                                  18

Item  4.    Submission  of Matters to a Vote of Security Holders              18

Item  5.    Other  Information                                                18

Item  6.    Exhibits                                                          19

SIGNATURES                                                                    19

CERTIFICATIONS                                                                20

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  statements


                             SUN NETWORK GROUP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005

                                                                                          (unaudited)
 ASSETS:
   Current Assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . .  $                                  62
     Prepaid consulting . . . . . . . . . . . . . . . . . . .                                 23,612
                                                               --------------------------------------
   Total Current Assets . . . . . . . . . . . . . . . . . . .                                 23,674
                                                               --------------------------------------

  Investments in and Advances to Affiliates:
    Majority owned affiliates . . . . . . . . . . . . . . . .                                941,102
    Minority owned other non-controlled affiliates. . . . . .                                100,000
                                                               --------------------------------------
  Total Investments in Affiliates . . . . . . . . . . . . . .                              1,041,102
                                                               --------------------------------------

 TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .                              1,064,776
                                                               ======================================

 LIABILITIES & SHAREHOLDERS' EQUITY:
   Current Liabilities:
    Accounts Payable. . . . . . . . . . . . . . . . . . . . .                                  7,407
                                                               --------------------------------------

   Total Current Liabilities. . . . . . . . . . . . . . . . .                                  7,407
                                                               --------------------------------------

   Shareholder Equity:
    Common Stock; $0.001 par value; 5,000,000,000 shares
     authorized; 1,600,657,813 shares issued and outstanding.                              1,600,658
    Additional Paid in Capital. . . . . . . . . . . . . . . .                              9,810,226
     Deferred Consulting Fees . . . . . . . . . . . . . . . .                                (48,000)
     Accumulated Deficit. . . . . . . . . . . . . . . . . . .                            (10,305,515)
                                                               --------------------------------------

   Total Shareholders' Equity . . . . . . . . . . . . . . . .                              1,057,369
                                                               --------------------------------------

 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY . . . . . . . . . .                              1,064,776
                                                               ======================================

   Net Asset Value Per Share (NAV). . . . . . . . . . . . . .                                   0.00
                                                               ======================================

The  accompanying  notes  are  an  integral  part of these financial statements.

                             SUN NETWORK GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                                      Post BDC Election  Pre BDC Election     For the Six
                                          For the Three Months Ended    From March 16    From January 1       Months Ended
                                                   June 30              Thru June 30     Thru March 15         June 30
                                        ----------------------------------------------------------------------------------------
                                             2005         2004               2005              2005               2004
                                        ----------------------------------------------------------------------------------------
                                         (unaudited)  (unaudited)         (unaudited)       (unaudited)        (unaudited)
 OPERATING INCOME:
----------------------------------------

 REVENUES:

   Operating Revenues. . . . . . . . . .  $      -   $     1,800          $        -         $    5,000   $         4,215

 EXPENSES:

   Operating Expenses:
     Compensation. . . . . . . . . . . .   949,500        94,708             949,500                  -           132,208
     Consulting. . . . . . . . . . . . .   640,000       284,236             640,000            149,000         1,396,469
     Debenture penalties . . . . . . . .         -             -                   -                  -            30,000
     Debt issuance cost amortization . .         -        23,925                   -                  -            30,925
     Investor Relations. . . . . . . . .    18,065             -              18,065                  -                 -
     Professional Fees . . . . . . . . .    35,600        13,474              54,022              2,729            23,617
     General & Administrative Expenses .    15,175        58,168              18,942             34,960            92,879
                                        --------------------------------------------------------------------------------------

   Total Operating Expenses. . . . . . . 1,658,340       474,511           1,680,529            186,689         1,706,098
                                        --------------------------------------------------------------------------------------

   Net Operating Loss. . . . . . . . . .(1,658,340)     (472,711)         (1,680,529)          (181,689)       (1,701,883)

 OTHER INCOME AND (EXPENSES):

     Settlement expense. . . . . . . . .                 (87,193)                                                (144,527)
     Interest expense. . . . . . . . . .                  (6,578)                                                 (26,159)
     Recovery of bad debt. . . . . . . .                   4,924                                  2,849             9,444
                                        --------------------------------------------------------------------------------------
 Total Other Revenues and (Expneses) . .         -       (88,847)                  -              2,849          (161,242)

 Net Loss. . . . . . . . . . . . . . ..$(1,658,340)  $  (561,558)        $(1,680,529)         $(178,840)      $(1,863,125)
                                        ======================================================================================

 LOSS PER SHARE:

   Net Loss Per Common Share -
    Basic and Diluted. . . . . . . . . .     (0.00)        (0.00)              (0.00)             (0.00)            (0.02)
                                        ======================================================================================

   Weighted Common Shares Outstanding -
     Basic and Diluted . . . . . . . .  738,591,879  128,841,879         676,545,663        323,657,813       104,401,614
                                        ======================================================================================

The  accompanying  notes  are  an  integral  part of these financial statements.

                             SUN NETWORK GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                             For the Six Months Ended
                                                                                      June 30
                                                          -------------------------------  -------------------------------
                                                                        2005                             2004
                                                          -------------------------------  -------------------------------
                                                                     (unaudited)                     (unaudited)
 Cash flows from operating activities:

   Net loss. . . . . . . . . . . . . . . . . . . . . . .  $                   (1,859,369)  $                   (1,863,125)
   Adjustments to reconcile net loss to net
    cash used in operating activities:

     Amortization of deferred debt issuance costs. . . .                                                           30,925
     Amortization of debt discounts to interest expense.                                                            3,062
     Stock based compensation expense. . . . . . . . . .                         949,500
     Stock based consulting expense. . . . . . . . . . .                         784,025                        1,451,728
     Settlement expense. . . . . . . . . . . . . . . . .                                                          144,527

   (Increase) decrease in:
     Prepaids. . . . . . . . . . . . . . . . . . . . . .                                                           34,000

   Increase (decrease) in:
     Accounts payable. . . . . . . . . . . . . . . . . .                          (9,993)                           3,590
     Accrued interest. . . . . . . . . . . . . . . . . .                               -                           23,097
     Accrued penalties . . . . . . . . . . . . . . . . .                               -                           30,000
     Accrued compensation, related party . . . . . . . .                               -                           54,300
     Due to stockholder. . . . . . . . . . . . . . . . .                               -                                -
                                                          -------------------------------  -------------------------------

 Net cash used in operating activities . . . . . . . . .                        (135,837)                         (87,896)
                                                          -------------------------------  -------------------------------

 Cash flows from investing activities:

     Investment in portfolio companies . . . . . . . . .                        (299,925)                               -
     Payment of Company expenses by portfolio company. .                          59,547                                -
                                                          -------------------------------  -------------------------------

 Net cash used in investing activities . . . . . . . . .                        (240,378)                               -
                                                          -------------------------------  -------------------------------

 Cash flows from financing activities:

     Proceeds from loans payable . . . . . . . . . . . .                          56,500                          824,000
     Sale of common stock. . . . . . . . . . . . . . . .                         299,925                                -
     Debt issuance costs . . . . . . . . . . . . . . . .                               -                          (71,400)
     Payments on convertible debenture . . . . . . . . .                               -                         (750,000)
                                                          -------------------------------  -------------------------------

 Net cash provided by financing activities . . . . . . .                         356,425                            2,600
                                                          -------------------------------  -------------------------------

 Net decrease in cash. . . . . . . . . . . . . . . . . .                         (19,790)                         (85,296)

 Cash at beginning of year . . . . . . . . . . . . . . .                          19,852                          101,879
                                                          -------------------------------  -------------------------------

 Cash at end of period . . . . . . . . . . . . . . . . .                              62                           16,583
                                                          ===============================  ===============================

 Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

     Interest. . . . . . . . . . . . . . . . . . . . . .                               -                                -
                                                          ===============================  ===============================

     Income Taxes. . . . . . . . . . . . . . . . . . . .                               -                                -
                                                          ===============================  ===============================

 Non-Cash investing and financing activities:

     Common stock issued for debentures payable. . . . .                               -                           62,188
                                                          ===============================  ===============================

     Debt issuance costs deferred in connection with
      convertible debentures . . . . . . . . . . . . . .                               -                           49,000
                                                          ===============================  ===============================

     Common stock issued for accrued compensation. . . .                               -                          242,792
                                                          ===============================  ===============================

The  accompanying  notes  are  an  integral  part of these financial statements.

                             SUN NETWORK GROUP, INC.
                       STATEMENT OF CHANGES IN NET ASSETS
                                  JUNE 30, 2005

                                                             From March 16
                                                                Through
                                                             June 30, 2005
                                              -----------------------------------------
                                                                            (unaudited)

  Decrease in net assets from operations:

    Net operating loss . . . . . . . . . . .                                (1,680,529)
                                              -----------------------------------------

  Net decrease in net assets from operations                                (1,680,529)

    Common stock transactions. . . . . . . .                                 2,820,724
                                              -----------------------------------------

     Total increase in net assets. . . . . .                                 1,140,195

   Net Assets:

     Beginning of Period . . . . . . . . . .                                   (82,826)
                                              -----------------------------------------

     End of Period . . . . . . . . . . . . .                                 1,057,369
                                              =========================================

The  accompanying  notes  are  an  integral  part  of these financial statements

                            .SUN NETWORK GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                  JUNE 30, 2005

                                                                   Title of          Percentage of
                                                                   Securities Held   Class Held on
         Portfolio                            Primary              By The            a Fully Diluted                Fair
         Company                              Industry             Company           Basis (4)          Cost        Value
 ----------------------------------------------------------------------------------------------------------------------------
                                                                   (unaudited)        (unaudited)    (unaudited)  (unaudited)
 Investments:

   Majority Owned Affiliate (1):

    Radio TV Network, Inc.                     Media               Common Stock          100%         $      -      $      -

    Aventura Networks, LLC.              Telecommunications        Member Units          100%          941,102       941,102
                                                                                                      --------      --------

  Total Majority Owned Affiliate Investments                                                          $941,102      $941,102
                                                                                                      ========      ========

   Minority Owned Other Controlled
   Affiliate (2):

    Radio X Network, Inc.                      Media               Common Stock           50%         $110,000             -
                                                                                                      --------      --------

  Total Minority Owned Other Controlled
  Affiliate Investments
                                                                                                      $110,000      $      -
                                                                                                      ========      ========

   Minority Owned Other Non-Controlled
   Affiliate (3):

     VoIPBlue.com, Inc.                 Telecommunications         Common Stock           10%          100,000       100,000
                                                                                                      --------      --------

  Total Minority Owned Other Non-Controlled Affiliate Investments                                     $100,000      $100,000
                                                                                                      ========      ========


      (1)  Majority  owned  investments  are generally defined under the Investment Company Act of 1940 as companies in which  we  own  more  than  50%
           of  the  voting  securities  of the company. If we own 100% of a Company, it is presented as majority owned.

      (2)  Minority  owned  investments  are generally defined under the Investment Company Act of 1940 as companies in which  we  own  more  than  25%
           but  less  than  a  majority  of  the  voting  securities  of  the  company.

      (3)  Other  affiliate  investments are generally defined under the Investment Company Act of 1940 as companies in which  we  own  more  than  5%
           up  to  25%  of  the  voting  securities  of  the  company.

     (4)  All common stock and member unit investments are in private companies, non-income producing and restricted at the  relevant  period  end.

The  accompanying  notes  are  an  integral  part  of these financial statements


                             SUN NETWORK GROUP, INC.
                        SCHEDULE OF FINANCIAL HIGHLIGHTS
                       FROM MARCH 16 THROUGH JUNE 30, 2005

                                                                                  (unaudited)
Per Share Data:

  Net asset value at beginning of period (a) . . . . . . . . . . . . . . . .  $        (0.00)

  Net operating income (losses) before investment gains and losses (b) . . .           (0.00)
  Net realized gains (losses) on investments (b) . . . . . . . . . . . . . .               -
  Net unrealized gains (losses) on investments (b) . . . . . . . . . . . . .               -
                                                                              ---------------

  Net increase (decrease) in shareholders' equity from net income (loss) . .           (0.00)
                                                                              ---------------

  Dividends declared . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -
                                                                              ---------------

  Net increase (decrease) in stockholders equity resulting from diividends. .              -
                                                                              ---------------

  Issuance of shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .            0.00
                                                                              ---------------

  Net increase (decrease) in stockholdersequity relating to share issuances.            0.00
                                                                              ---------------

  Net asset value at end of period (a) . . . . . . . . . . . . . . . . . . .  $         0.00
                                                                              ===============

  Per share market value at end of period. . . . . . . . . . . . . . . . . .  $         0.00
  Total return (c) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1376.61%
  Shares outstanding at end of period. . . . . . . . . . . . . . . . . . . .   1,600,657,813

  Ratio/Supplemental Data:
  Net assets at end of period. . . . . . . . . . . . . . . . . . . . . . . .  $    1,057,369
  Ratio of operating expenses to average net assets (annualized) . . . . . .          158.93%
  Ratio of net operating income to average net assets (annualized) . . . . .         -158.93%

     (a)  Based  on  total  shares  outstanding.
     (b)  Based  on  weighted  average  shares  outstanding.
     (c  )Total  return equals the change in the ending net asset value over the beginning of period  net  asset  value divided  by  the  beginning  net  asset  value.

The  accompanying  notes  are  an  integral  part  of these financial statements


                             SUN NETWORK GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  NATURE  OF  ORGANIZATION

On March 15, 2005, the Company filed form N-54A with the SEC Securities and Exchange Commission to become a Business Development Company ("BDC") pursuant to
Section 54 of the Investment Company Act of 1940 ("the "1940 Act"). As a result of its new status, the Company will now operate as an investment holding company and plans to announce a number of acquisitions and investments, each of which will be designed to build an investment portfolio and enhance the Company's shareholder value. It is the Company's intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital for acquisitions and investments in a more efficient manner and to develop and expand its business interests. The Company is currently concentrating its investment strategies in the telephony sector based upon experience and exposure to opportunities but plans to expand its potential acquisitions and investments to other lines of business and industry, as the acquisitions and investments, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC's, like all mutual funds and closed-end funds, are regulated under the 1940 Act. BDC's report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC's are required to make available significant managerial assistance to their portfolio companies.

The Company filed for a change in name with the State of Florida on June 3, 2005 from Sun Network Group, Inc. to Aventura VoIP Networks, Inc. The Company financial statements are being presented as Sun Network Group, Inc. until such time as the Company receives acceptance of a name change and new CUSIP symbol with the NASD.
NOTE  2  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A  -  Basis  of  Presentation
-----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Sun Network Group, Inc. for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC .. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The accompanying unaudited financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" since the Company elected to be regulated as a Business Development Company effective March 15, 2005.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. Therefore, effective March 16, 2005, the Company no longer consolidates Radio X Network and Radio TV Network.

The results of operations for 2005 are divided into three periods. The period from January 1, to March 15, 2005 represents the period prior to BDC election and the periods from March 16, 2005 to June 30, 2005 and April 1, 2005 to June 30, 2005 representing the periods the Company operated as a BDC. Accounting principles used in the preparation of the financial statements beginning March 16, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in March 2005.

B  -  Summary  of  Significant  Accounting  Policies
----------------------------------------------------

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer's voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer's voting common stock, (ii) minority-owned other controlled affiliates if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer's voting common stock and (iii) minority-owned other non-controlled affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer's voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

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

Revenue  Recognition

Prior to its BDC election in March, 2005 the Company recognized revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue was recognized when persuasive evidence of an arrangement exists, as services are provided and when collection of the fixed or determinable selling price is reasonable assured.

Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies.

NOTE  3  -  INVESTMENTS

At  June  30,  2005, the Company held a 50% investment in Radio X Network.   The
original cost basis was $110,000 and the fair market value at June 30, 2005 was zero.

At June 30, 2005 the Company held a 100% investment in Radio TV Network, Inc. The original cost basis was $0 and the fair market value at June 30, 2005 was zero.

On June 3, 2005 the Company purchased 10 units of VoIPBlue.com, Inc. pursuant to a private offering memorandum of April 22, 2005. Each Unit consists of (i) a three (3) year promissory note (the "Note") in the principal amount of $10,000 bearing interest (interest payable semi-annually) at the rate of 8% per annum due and payable on the earliest of (a) the closing of any transaction in which any class ofVoIPBlue.com, Inc.'s securities are exchanged for securities of an issuer that is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), as amended, or (b) three (3) years from the date of the Note, and (ii) 10,000 Class "A" Warrants (the "Class A Warrants"), $.01 par value. Each Class "A" Warrant entitles the registered holder (the "Holder") thereof to purchase one (1) share of the Company's Common Stock, $.001 par value (the "Common Stock"), at an exercise price of $1.00 per underlying share for three (3) years commencing on the date of closing. The Class "A" Warrants are subject to adjustment in certain events, at any time during the period commencing on the date hereof. The Class "A" Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption. The Warrants were immediately exercised and the note was surrendered subsequent to the purchase. The fair market value at June 30, 2005 was $100,000.

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at a discounted price of $0.00091 per share and are reflected on the financial statements at $800,724. In addition the company provided $299,925 in advances to Aventura Networks, LLC and Aventura Networks, LLC paid obligations of $59,547 for the Company and made an investment on behalf of the Company in VoIPBlue.com, Inc. in the amount of $100,000. The net amount Aventura Networks, LLC owes the Company at June 30, 2005 is $140,378.

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

A  -  Anti-Dilution  Shares:
----------------------------

The stock purchase agreement of May 27, 2005 and the Aventura Networks, LLC Interest Purchase Agreement closed on June 7, 2005 are both subject to anti-dilution provisions which may require the issuance of a significant quantity of additional common shares for no additional consideration. The issuance of additional shares could significantly dilute current shareholders (see note 5).

B  -  Compliance with the BDC Rules and Regulations under the Investment Company
--------------------------------------------------------------------------------
Act  of  1940:
--------------

In March 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC. In April 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offer, we filed a Form 1-E with the U.S. Securities and Exchange Commission (SEC). In June 2005 we closed on a $315,000 common stock sale under Regulation E.

In April 2005 and subsequently we received a series of comment letters from the SEC regarding various compliance issues with regard to our status as a Business Development Company. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing. The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Report. The Company may have granted and issued common stock for consulting services after its election as a BDC in March 2005, which may have violated certain sections of the 1940 Act. Management is considering actions to remedy such potential violations. As the result of such actions, the Company may incur liabilities to the consultants which management could not estimate as of the date of this report.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

C  -  Violation  Of  Stock  Purchase  Agreement:
------------------------------------------------

The Company is in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the issuance of the June 30, 2005 quarterly report (Form 10-Q). Dutchess agreed to waive penalties as the delay is related to actions of past management and outside of the control of the Company.

D  -  Other  Legal  Matters:
----------------------------

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE  5  -  STOCKHOLDERS  EQUITY

Common  Stock  Transactions
---------------------------

A. On May 13, 2005 the Company granted 150,000,000 shares of its previously un-issued common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman in exchange for settlement of loans totaling $103,500. The shares were valued at $0.007 per share or $1,050,000 on May 13, 2005. The difference between the loan and value of the securities was recorded as $946,500 in non-cash compensation. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
B. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued common stock to Big Apple Consulting USA, Inc. pursuant to a June 7, 2005 Consulting Agreement and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 of which $32,000 was expensed and $48,000 was deferred as of June 30, 2005. The term of the agreement is three months. 12,000,000 shares were placed with an escrow agent for services in the second and third months, 8,000,000 shares were delivered directly to Big Apple Consulting USA, Inc. Big Apple Consulting USA, Inc. was also engaged by RTV Media Corp. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
C. On May 26, 2005 the Company issued 30,000,000 shares of its previously un-issued common stock to the Coleman Family Trust and recorded the issuance as non-cash compensation valued at $0.004 per share or $120,000 which was expensed immediately. The Coleman Family Trust is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
D. On May 26, 2005 the Company issued 32,000,000 shares of its previously un-issued common stock to Vega 7 Entertainment and recorded the issuance as non-cash compensation valued at $0.004 per share or $128,000 which was expensed immediately. Vega 7 Entertainment is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
E. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued common stock to Stephen Kern and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. Stephen Kern was a consultant to the Company providing investor relations. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
F. On May 26, 2005 the Company issued 15,000,000 shares of its previously un-issued common stock to Peter Klamka and recorded the issuance as non-cash compensation valued at $0.004 per share or $60,000 which was expensed immediately. Peter Klamka was an outgoing director of the Company. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
G. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued common stock to Mark Rolland and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 which was expensed immediately. Mark Rolland was a consultant to the Company. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
H. On May 26, 2005 the Company issued 35,000,000 shares of its previously un-issued common stock to Wilshire Capital LTD. and recorded the issuance as non-cash compensation valued at $0.004 per share or $140,000 which was expensed immediately. Wilshire Capital LTD. is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
I. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
J. On May 27, 2005 the Company issued 75,000,000 shares of its previously un-issued common stock to Dutchess Private Equities Fund II LP (Dutchess) pursuant to a $5,000,000 Stock Purchase Agreement and entitles Dutchess to a 15% return on its investment. The initial funding of the stock purchase agreement was in the amount of $315,000 or $0.0042 per share. Once Dutchess receives its investment and return, the Company is entitled to request additional incremental funding. If Dutchess receives its funding amount and return before selling the 75,000,000 issued shares, Dutchess will return the unsold shares to the Company. If Dutchess sells the 75,000,000 issued shares before receiving its funding and return, the Company is obligated to issue additional shares to Dutchess. In the event additional shares (over and above the 75,000,000 issued) are issued to Dutchess pursuant to the first increment of funding, Aventura Holdings, Inc.
will be entitled to 5 times that number of shares pursuant to anti-dilution paragraph 8.4 in its June 7, 2005 purchase agreement with the Company.
K. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724.

NOTE  6  -  GOING  CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $10,305,515, net losses of $1,859,369 for the six months ended June 30, 2005 and working capital of $16,267 at June 30, 2005, and cash used in operations in for the six months ended June 30, 2005 of $135,837.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan, including seeking portfolio investments provide opportunity for the Company to continue as a going concern.

Because the Company is regulated as a business development company, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock permitted under the exemption from registration offered by Regulation E of the Securities Act to meet its financial needs in addition to its investment goals and opportunities.

NOTE  7  -  SUBSEQUENT  EVENTS

On September 12, 2005 Dutchess requested an additional fifty million (50,000,000) shares to satisfy obligations of the Company's initial draw amount relating to the May 27, 2005 Stock Purchase Agreement. The Company's Board approved the Dutchess issuance but has not acted on the two hundred fifty million (250,000,000) issuable (anti-dilutive) shares due to Aventura Holdings, Inc.

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

OVERVIEW

RISK  FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Report, including our financial statements and the related notes and the schedules and exhibits to this Report.

               Risks Related to Our Business and Financial Results

We have a limited operating history as a business development company which may impair your ability to assess our prospects.

Prior to March, 2005, we had not operated as a business development company under the Investment Company Act of 1940. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. In addition, prior to March, 2005, our management had no prior experience managing a business development company. We cannot assure you that we will be able to operate successfully as a business development company.

Because there is generally no established market for which to value our investments, our board of directors' determination of the value of our investments may differ materially from the values that a ready market or third party would attribute to these investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board. We are required by the 1940 Act to specifically value each individual investment and to record any unrealized depreciation for any asset that we believe has decreased in value. Because there is typically no public market for the equity securities of the companies in which we invest, our board will determine the fair value of these equity securities on a quarterly basis pursuant to our valuation policy. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We may make loans to and invest in primarily small- and medium-sized privately owned companies, which may default on their loans, thereby reducing or eliminating the return on our investments.

Our portfolio primarily consists of securities issued by small and medium-sized privately owned businesses. Compared to larger publicly owned firms, these companies may be more vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Typically, they also depend for their success on the management talents and efforts of an individual or a small group of persons. The death, disability or resignation of any of their key employees could harm their financial condition. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower's financial condition and prospects may be accompanied by deterioration in any collateral for any loan we may make.

Some of these companies may be unable to obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, advances made to these types of customers may entail a higher risk of loss than advances made to customers who are able to utilize traditional credit sources. These conditions may also make it difficult for us to obtain repayment of any loans.

Furthermore, there is generally no publicly available information about such companies and we must rely on the diligence of our employees to obtain information in connection with our investment decisions. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and we may lose money on our investments.

If the industry sectors in which our portfolio is currently concentrated experience adverse economic or business conditions, our operating results may be negatively impacted.

Currently our investment base is primarily in the communications, information services, media, technology, software and business services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property. These customers can experience adverse business conditions or risks related to their industries.

Accordingly, if our customers suffer (as some customers currently are) due to these adverse business conditions or risks or due to economic slowdowns or downturns in these industry sectors, we will be more vulnerable to losses in our portfolio and our operating results may be negatively impacted.

Our financial results could be negatively affected if Aventura Networks, LLC fails to perform as expected.

At June 30, 2005, our largest portfolio investment was Aventura Networks, LLC. ("LLC"), which totaled $941,102 at value, or 90.4% of the fair value of our investments. Our financial results could be negatively affected if this portfolio company fails to perform as expected.

Economic  downturns  or  recessions  could  impair  our  investment  portfolio.

Our investments may be susceptible to economic downturns or recessions and may be unable to perform as expected. Therefore, our non-performing portfolio company investment values are likely to increase and the value of our total portfolio is likely to decrease during these periods. Economic downturns or recessions could lead to financial losses in our portfolio and a decrease in net income. Unfavorable economic conditions could also lead to a decrease in revenues and assets.

An economic downturn could disproportionately impact the industry sectors in which we concentrate causing us to be more vulnerable to losses in our portfolio and experience diminished demand for capital in these industry sectors and, consequently, our operating results may be negatively impacted.

Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

Indebtedness and servicing our indebtedness could reduce funds available to grow our business or make new investments.

At June 30, 2005, the Company had no debt. However, if the Company elects to borrow, also known as leverage, this may magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not utilized leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any increase in our consolidated revenue in excess of consolidated interest expense on our borrowed funds would cause our net income to increase more than it would without the use of leverage. Any decrease in our consolidated revenue would cause net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

You  may  not  receive  distributions.

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See "Regulation as a Business Development Company". Also, restrictions and provisions in any new debt facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a business development company. We cannot assure you that you will receive any distributions or distributions at a particular level.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash. Since we may recognize income before or without receiving cash representing such income, we may have difficulty distributing said income.

If we fail to manage our growth, our financial results could be adversely affected.

Our growth can place significant strain on our management systems and resources. We must continue to refine and expand our marketing capabilities, our management of the investment process, our access to financing resources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not develop sufficient lending and administrative personnel and management and operating systems to manage our expansion effectively. If we are unable to manage our growth, our operations could be adversely affected and our financial results could be adversely affected.

If we need to sell any of our investments, we may not be able to do so at a favorable price and, as a result, we may suffer losses.

Our investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. In addition, if we were forced to immediately liquidate some or all of the investments in our portfolio, the proceeds of such liquidation could be significantly less than the current value of such investments. We may be required to liquidate some or all of our portfolio to meet our debt service obligations or to maintain our qualification as a business development company and as a regulated investment company if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks.

Our  business  depends  on  our  key  personnel.

Our future success depends to a significant extent on the continued services of Craig A. Waltzer, our Chief Executive Officer as well as other key personnel. The loss of key persons would likely have a significant detrimental effect on our business.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we raise additional capital.

We may issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a business development company, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of Sun Network Group, Inc. and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

Any change in regulation of our business could negatively affect the profitability of our operations.

Changes in the laws, regulations or interpretations of the laws and regulations that govern business development companies, regulated investment companies or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations.

Our ability to invest in private companies may be limited in certain circumstances.

If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets generally cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part focuses on whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify under the relevant portion of the "eligible portfolio company" criteria. The SEC has recently issued proposed rules to include any company that does not have a class of securities listed on a national securities exchange or association in the definition of "eligible portfolio company."

Until the question raised by the staff of the SEC pertaining to the Federal Reserve's 1998 change to its margin rules has been addressed by final legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities or that otherwise qualifies as an "eligible portfolio company" under the 1940 Act.

RECENT  DEVELOPMENTS

On March 15, 2005, we elected to be regulated as a business development company under the Investment Company Act of 1940. We filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of our common stock.

On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles Aventura Holdings, Inc. to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. Aventura Holdings, Inc. is entitled to 5 times the additional shares Dutchess receives in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company is in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the issuance of the June 30, 2005 quarterly report (Form 10-Q). Dutchess agreed to waive penalties as the delay is related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess who deducted fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. On September 12, 2005 Dutchess requested an additional fifty million (50,000,000) shares to satisfy obligations of the initial draw amount and the Company's Board approved their issuance.

RESULTS  OF  OPERATIONS

As a BDC, the Company does not operate a business or consolidate its earnings with its portfolio investees. Effective March 15, 2005 the Company elected BDC status meaning that the Company is in the business of investing in other businesses. BDC's measure most income by investment gains and losses and the fluctuation in the value of its portfolio investees. It is difficult to meaningfully compare the six months ended June 30, 2005 to the six months ended June 30, 2004. All comparative references are for presentation purposes only and should be viewed accordingly.

REVENUES

Revenues for the six months ended June 30, 2005 were $5,000 as compared to revenues for the six months ended June 30, 2004 of $4,215 and were derived from our subsidiary, Radio X Network prior to our BDC election.

OPERATING  EXPENSES

Compensation was $1,589,500 for the six months ended June 30, 2005 compared to $132,208 for the comparable period in 2004. For 2005, $1,586,500 was stock based compensation.

Consulting expense for the six months ended June 30, 2005 was $149,000 compared to $1,396,469 for the six months ended June 30, 2004. Consulting expense related to the issuance of common stock for services to outside consultants.

The debenture penalty of $30,000 for the six months ended June 30, 2004 represents the accrued penalty under the provisions of the convertible debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the convertible debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the debenture agreement and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures. There was no such expense in 2005 as the debentures were repaid in 2004.

The debt issue cost amortization of $30,925 for the six months ended June 30, 2004 represents the amortization of the cost we incurred to raise debt capital. These fees are recorded debt discount and amortized over the loan term. There was no such expense in 2005 as the debentures were repaid in 2004.

Professional fees for the six months ended June 30, 2005 were $56,751 compared to $23,617 for the six months ended June 30, 2004. The increase is primarily related to accounting, legal and audit services regarding our SEC filings.

Other selling, general and administrative expenses were $53,902 for the six months ended June 30, 2005 as compared to $92,879 for the six months ended June 30, 2004. The decrease in expenses is primarily due to the Company's change in focus to that of a BDC.

Interest expense was $0 for the six months ended June 30, 2005 compared to $26,159 for the six months ended June 30, 2004. Interest expense is attributed to the loan payable and the convertible debenture offering and includes accrued interest of the convertible debentures and amortization of the debt discount as well as accrued interest on the convertible debentures due to the default on payment. All debt was repaid or converted to equity in 2004.

For the six months ended June 30, 2004, we recognized an aggregate settlement expense of $144,527 related to the redemption of the debentures.

As a result of these factors, we reported a net loss of $1,859,369 or $(.00) per share for the six months ended June 30, 2005 as compared to a net loss of $1,863,125 or ($.02) per share for the six months ended June 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2005, we had a stockholders' deficit of $10,305,515. Our investments were funded through a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). Our president advanced $40,000 during the fourth quarter of 2004 and $56,500 during the first six months of 2005. The cash balance at June 30, 2005 was $62.

We  have  no  material  commitments  for  capital  expenditures.

Net cash used in operations during the six months ended June 30, 2005 was $135,837 and was substantially attributable to net loss of $1,859,369 offset primarily by non-cash stock based expenses of $1,733,525 and net changes in operating assets and liabilities of $(9,993). In the comparable period of 2004, we had net cash used in operations of $87,896 primarily relating to the net loss of $1,863,125 primarily offset by stock-based consulting expense of $1,451,728, non-cash debt discount amortization of $3,062, amortization of deferred debt issuance costs of $30,925, a non-cash settlement expense of $144,527 and net changes in operating assets and liabilities of $144,987.

Net cash provided by financing activities for the six months ended June 30, 2005 was $356,425 as compared to net cash provided by financing activities of $2,600 for the six months ended June 30, 2004. During the six months ended June 30, 2005, we received advances from our former CEO of $56,500 and net equity financing of $299,925. In the comparable period of 2004, we received proceeds from a loan of $824,000, paid $71,400 in debt issuance costs and repaid convertible debentures of $750,000.

For the fiscal year ended December 31, 2004, our independent registered public accounting firm issued a going concern opinion in connection with their audit of our financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

CRITICAL  ACCOUNTING  POLICIES

A summary of significant accounting policies is included in Note 2 to the unaudited financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Part  II.     OTHER  INFORMATION

Item  1.     Legal  Proceedings

None

Item  2.     Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

A. On May 13, 2005 the Company granted 150,000,000 shares of its previously un-issued common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman in exchange for settlement of loans totaling $103,500. The shares were valued at $0.007 per share or $1,050,000 on May 13, 2005. The difference between the loan and value of the securities was recorded as $946,500 as non-cash compensation. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
B. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued common stock to Big Apple Consulting USA, Inc. pursuant to a June 7, 2005 Consulting Agreement and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 of which $32,000 was expensed and $48,000 was deferred as of June 30, 2005. The term of the agreement is three months. 12,000,000 shares were placed with an escrow agent for services in the second and third months, 8,000,000 shares were delivered directly to Big Apple Consulting USA, Inc. Big Apple Consulting USA, Inc. was also engaged by RTV Media Corp. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
C. On May 26, 2005 the Company issued 30,000,000 shares of its previously un-issued common stock to the Coleman Family Trust and recorded the issuance as non-cash compensation valued at $0.004 per share or $120,000 which was expensed immediately. The Coleman Family Trust is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
D. On May 26, 2005 the Company issued 32,000,000 shares of its previously un-issued common stock to Vega 7 Entertainment and recorded the issuance as non-cash compensation valued at $0.004 per share or $128,000 which was expensed immediately. Vega 7 Entertainment is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

E. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued common stock to Stephen Kern and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. Stephen Kern was a consultant to the Company providing investor relations. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
F. On May 26, 2005 the Company issued 15,000,000 shares of its previously un-issued common stock to Peter Klamka and recorded the issuance as non-cash compensation valued at $0.004 per share or $60,000 which was expensed immediately. Peter Klamka was an outgoing director of the Company. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
G. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued common stock to Mark Rolland and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 which was expensed immediately. Mark Rolland was a consultant to the Company. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
H. On May 26, 2005 the Company issued 35,000,000 shares of its previously un-issued common stock to Wilshire Capital LTD. and recorded the issuance as non-cash compensation valued at $0.004 per share or $140,000 which was expensed immediately. Wilshire Capital LTD. is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
I. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
J. On May 27, 2005 the Company issued 75,000,000 shares of its previously un-issued common stock to Dutchess Private Equities Fund II LP (Dutchess) pursuant to a 5,000,000 Stock Purchase Agreement and entitles Dutchess to a 15% return on its investment. The initial funding of the stock purchase agreement was in the amount of $315,000 or $0.0042 per share. Once Dutchess receives its investment and return, the Company is entitled to request additional incremental funding. If Dutchess receives its funding amount and return before selling the 75,000,000 issued shares, Dutchess will return the unsold shares to the Company. If Dutchess sells the 75,000,000 issued shares before receiving its funding and return, the Company is obligated to issue additional shares to Dutchess. In the event additional shares (over and above the 75,000,000 issued) are issued to Dutchess pursuant to the first increment of funding, Aventura Holdings, Inc.
will be entitled to 5 times that number of shares pursuant to anti-dilution paragraph 8.4 in its June 7, 2005 purchase agreement with the Company.
K. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724.

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

          SUN  NETWORK  GROUP,  INC.

September  12,  2005          By:     /s/  Craig  A.  Waltzer
                                      -----------------------
                                      Craig  A.  Waltzer
                                      Chief  Executive  Officer,  President,
                                      and  Director

