Form 10-Q
period 2005-09-30
SUN NETWORK GROUP INC
filed 2005-11-14
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the Quarter Ended September 30, 2005.

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission File Number 33-42498

                             AVENTURA HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)


             Florida                                           65-024624
  (State  or  other  jurisdiction                            (IRS  Employer
of  incorporation  or organization)                        Identification No.)



           2650 Biscayne Boulevard, First Floor, Miami, Florida 33137
                    (Address of principal executive offices)

                                 (305) 937-2000
                           (Issuer's telephone number)

                             Aventura Holdings, Inc.
          20533 Biscayne Boulevard, Suite 1122, Aventura, Florida 33180
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of November 7, 2005 was 1,700,657,813.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]



             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.

                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial statements                                              2

           Balance Sheet as of September 30, 2005 (unaudited)                2

           Statements of Operations for the three months ended
           September 30, 2005 and 2004, from January 1, 2005 through
           March 15, 2005, from March 16, 2005 through September 30, 2005
           and for the nine months ended September 30, 2004 (unaudited)      3

           Statements of Cash Flows for the
           nine months ended September 30, 2005 and 2004 (unaudited)         4

           Statement of Changes in Net Assets as of
           September 30, 2005(unaudited)                                     5

           Schedule of Investments as of September 30, 2005 (unaudited)      6

           Schedule of Financial Highlights from March 16, 2005
           through September 30, 2005 (unaudited)                            7

           Notes to Financial Statements (unaudited)                         8

Item 2.    Management's Discussion and Analysis or Plan of Operations       13

Item 3.    Controls and Procedures                                          19

PART II.   OTHER INFORMATION                                                19

Item 1.    Legal Proceedings                                                19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      20

Item 3.    Defaults Upon Senior Securities                                  20

Item 4.    Submission of Matters to a Vote of Security Holders              20

Item 5.    Other Information                                                20

Item 6.    Exhibits                                                         21

SIGNATURES                                                                  21

CERTIFICATIONS                                                              EX


                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  statements


             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005

                                                                   (unaudited)
 ASSETS:
   Current Assets
     Prepaid consulting                                       $             11,808
                                                              ---------------------
   Total Current Assets                                                     11,808
                                                              ---------------------

   Investments in and Advances to Affiliates
     Majority owned affiliates                                             912,032
     Minority owned other non-controlled affiliates                        100,000
                                                              ---------------------
   Total Investments in Affilates                                        1,012,032
                                                              ---------------------

   Other Assets
     Deferred finance costs                                                 34,812
                                                              ---------------------


 TOTAL ASSETS                                                 $          1,058,652
                                                              =====================

 LIABILITIES & SHAREHOLDERS' EQUITY:
   Current Liabilities
     Accounts payable                                         $             18,029
                                                              ---------------------

   Total Current Liabilities                                                18,029

   Other Liabilities
     Liability payable with common stock                                   362,250
                                                              ---------------------

   Total Other Liabilities                                                 362,250

   Total Liabilities                                                       380,279
                                                              ---------------------

   Shareholder Equity
     Common Stock; $0.001 par value; 5,000,000,000 shares
     authorized; 1,525,657,813 shares issued and outstanding             1,525,658
     Common Stock Issuable (250,000,000 shares)                            250,000
     Additional Paid in Capital                                          9,305,226
     Deferred Consulting Fees                                              (24,000)
     Accumulated Deficit                                               (10,378,511)
                                                              ---------------------

   Total Shareholders Equity                                               678,373
                                                              ---------------------

 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $          1,058,652
                                                              =====================

 Net Asset Value Per Share (NAV)                              $               0.00
                                                              =====================

The  accompanying  notes  are  an  integral  part of these financial statements.

             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                            STATEMENTS OF OPERATIONS

                                                        Post BDC Election     Pre BDC Election   For The Nine
                          For The Three Months Ended      From March 16        From January 1    Months Ended
                                 September 30           Thru September 30       Thru March 15    September 30
                          ----------------------------  ---------------------------------------  -------------
                               2005           2004              2005                 2005            2004
                          -------------   ------------      ------------         ------------     ------------
                           (unaudited)     (unaudited)       (unaudited)          (unaudited)     (unaudited)
 OPERATING INCOME:
------------------

 REVENUES:

   Operating Revenues     $          -    $     1,875        $        -          $     5,000      $     6,090

 EXPENSES:

   Operating Expenses
    Compensation                     -      1,410,500           949,500                    -        1,542,708
    Consulting                  24,000        235,619           664,000              149,000        1,632,088
    Debenture Penalties              -              -                 -                    -           30,000
    Debt issuance cost
    Amortization                     -          8,925                 -                    -           39,850
    Investor Relations          12,745              -            30,810                    -                -
    Professional Fees           (3,773)          (139)           50,249                2,729           23,478
    General and
    Administrative
    Expenses                    12,586         17,566            31,528               34,960          110,445
                          -------------   ------------      ------------         ------------     ------------
   Total Operating
   Expenses                     45,558      1,672,471         1,726,087              186,689        3,378,569
                          -------------   ------------      ------------         ------------     ------------
   Net Operating Loss          (45,558)    (1,670,596)       (1,726,087)            (181,689)      (3,372,479)

 OTHER INCOME AND (EXPENSES):
     Finance Cost              (27,438)                         (27,438)
     Settlement Expense                                                                              (144,527)
     Interest Expense                         (19,775)                                                (45,934)
     Recovery of Bad Debt                       4,724                                  2,849           14,168
                          -------------   ------------      ------------         ------------     ------------
 Total Other Revenues and
 (Expenses)                    (27,438)       (15,051)          (27,438)               2,849         (176,293)

 NET LOSS.                $    (72,996)   $(1,685,647)       (1,753,525)            (178,840)      (3,548,772)
                          =============   ============     =============         ============     ============

 LOSS PER SHARE:

   Net Loss Per
   Common Share -
     Basic and Diluted           (0.00)         (0.01)            (0.00)               (0.00)           (0.03)
                          =============   ============     =============         ============     ============

   Weighted Common
   Shares Outstanding -
     Basic and Diluted   1,525,657,813     183,838,791    1,055,155,300          323,657,813      131,029,460
                         ==============   ============    ==============         ============     ============

The  accompanying  notes  are  an  integral  part  of these financial statements

             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             For the Nine Months Ended
                                                                                                     September 30
                                                                                          ------------------------------
                                                                                                2005           2004
                                                                                          --------------  --------------
                                                                                            (unaudited)    (unaudited)
 Cash flows from operating activities:

   Net Loss                                                                               $  (1,932,365)  $  (3,548,772)

   Adjustments to reconcile net loss to net cash used in operating activities:

     Amortization of deferred finance costs                                                      27,438          39,850
     Amortization of debt discounts to interest expense                                               -           3,062
     Amortization of consulting expense                                                         203,025               -
     Stock based consulting expense                                                           1,592,627       3,096,871
     Settlement expense                                                                               -         144,527

   (Increase) decrease in:
     Prepaids                                                                                   (11,808)         34,000

   Increase (decrease) in:
     Accounts payable                                                                            (5,834)         (3,311)
     Accrued interest                                                                                 -          38,547
     Accrued penalties                                                                                -          30,000
     Accrued compensation, related party                                                              -          54,300
     Minority interest                                                                          (38,127)              -
                                                                                          --------------  --------------

 Net cash used in operating activities                                                         (165,044)       (110,926)
                                                                                          --------------  --------------

 Cash flows from investing activities:

     Investment in portfolio companies                                                         (299,925)              -
     Payment of Company expenses by portfolio company                                            88,617               -
                                                                                          --------------  --------------

 Net cash used in investing activities                                                         (211,308)              -
                                                                                          --------------  --------------

 Cash flows from financing activities:

     Proceeds from loans payable                                                                 56,500         824,000
     Liability payable with common stock                                                        315,000               -
     Deferred finance cost                                                                      (15,000)              -
     Debt issuance costs                                                                              -         (71,400)
     Payments on convertible debenture                                                                -        (750,000)
                                                                                                      -           7,000
                                                                                          --------------  --------------
 Net cash provided by financing activities                                                      356,500           9,600
                                                                                          --------------  --------------

 Net decrease in cash                                                                           (19,852)       (101,326)

 Cash at beginning of year                                                                       19,852         101,879
                                                                                          --------------  --------------

 Cash at end of period                                                                    $           -   $         553
                                                                                          ==============  ==============

 Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

     Interest                                                                             $           -   $           -
                                                                                          ==============  ==============

     Income Taxes                                                                         $           -   $           -
                                                                                          ==============  ==============

 Non-Cash investing and financing activities:

     Common stock issued for debentures payable                                           $           -   $      62,188
                                                                                          ==============  ==============

     Debt issuance costs deferred in connection with
     convertible debentures                                                               $           -   $      49,000
                                                                                          ==============  ==============

     Common stock issued for accrued compensation                                         $           -   $     242,792
                                                                                          ==============  ==============
     Investment in portfolio company - stock based                                        $    (800,724)  $           -
                                                                                          ==============  ==============
     Deferred Finance Costs                                                               $     (47,250)  $           -
                                                                                          ==============  ==============
     Stockholder Payable settled with Common Stock                                        $    (103,500)  $           -
                                                                                          ==============  ==============
     Deferred Consulting Fees                                                             $     (80,000)  $           -
                                                                                          ==============  ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                       STATEMENT OF CHANGES IN NET ASSETS
                               SEPTEMBER 30, 2005

                                                       From March 16
                                                          Through
                                                    September 30, 2005
                                                    ------------------
                                                        (unaudited)

   Decrease in net assets from operations:

     Net operating loss                             $      (1,753,525)
                                                    ------------------

   Net decrease in net assets from operations              (1,753,525)

     Common stock transactions                              2,514,724
                                                    ------------------

     Total increase in net assets                             761,199

 Net Assets:

     Beginning of Period                                      (82,826)
                                                    ------------------

     End of Period                                             678,373
                                                    ==================

The  accompanying  notes  are  an  integral  part  of these financial statements

             .AVENTURA HOLDINGS, INC. F/K/A SUN NETWORK GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                               SEPTEMBER 30, 2005


                                                           Title of          Percentage of
                                                        Securities Held      Class Held on
          Portfolio                    Primary              By The          a Fully Diluted                      Fair
           Company                     Industry             Company             Basis (4)           Cost         Value
  -----------------------------  --------------------  ------------------  ------------------   ------------  -----------

 Investments:

   Majority Owned Affiliate (1):

     Radio TV Network, Inc.             Media              Common Stock            100%         $         -  $         -

     Aventura Networks, LLC      Telecommunications        Member Units            100%             912,032  $   912,032

   Total Majority Owned Affiliate
   Investments                                                                                  $   912,032  $   912,032
                                                                                                ============ ============

   Minority Owned Other Controlled
   Affiliate (2):

     Radio X Network, Inc.              Media              Common Stock             50%         $   110,000            -
                                                                                                ------------ ------------

   Total Minority Owned Other
   Controlled Affiliate Investments                                                             $   110,000            -
                                                                                                ============ ============

   Minority Owned Other
   Non-Controlled Affiliate (3):

     VoIPBlue.com, Inc.          Telecommunications        Common Stock             10%             100,000      100,000
                                                                                                ------------ ------------

   Total Minority Owned Other Non-Controlled
   Affiliate Investments                                                                        $   100,000  $   100,000
                                                                                                ============ ============


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

The  accompanying  notes  are  an  integral  part  of these financial statements


             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                        SCHEDULE OF FINANCIAL HIGHLIGHTS
                    FROM MARCH 16 THROUGH SEPTEMBER 30, 2005

                                                                                                 (unaudited)
Per Share Data:

                 Net asset value at beginning of period (a)                                  $        (0.00)

                 Net operating income (losses) before investment gains and losses (b)                 (0.00)
                 Net realized gains (losses) on investments (b)                                           -
                 Net unrealized gains (losses) on investments (b)                                         -
                                                                                             ---------------

                 Net increase (decrease) in shareholders' equity from net income (loss)               (0.00)
                                                                                             ---------------

                 Dividends declared                                                                       -
                                                                                             ---------------

                 Net increase (decrease) in stockholders equity resulting from dividends                 -
                                                                                             ---------------

                 Issuance of shares                                                                    0.00
                                                                                             ---------------

                 Net increase (decrease) in stockholders equity relating to share issuances            0.00
                                                                                             ---------------

                 Net asset value at end of period (a)                                        $         0.00
                                                                                             ===============

                 Per share market value at end of period                                     $         0.00
                 Total return (c)                                                                    719.03%
                 Shares outstanding at end of period                                          1,525,657,813

                 Ratio/Supplemental Data:
                 Net assets at end of period                                                 $      678,373
                 Ratio of operating expenses to average net assets (annualized)                      254.45%
                 Ratio of net operating income to average net assets (annualized)                   -168.51%

     (a)  Based  on  total  shares  outstanding.
     (b)  Based  on  weighted  average  shares  outstanding.
     (c )Total return equals the change in the ending net asset value over the beginning of period net asset value divided  by  the  beginning  net  asset  value.

The  accompanying  notes  are  an  integral  part  of these financial statements


              AVENTURA HOLDINGS, INC. F/K/A SUN NETWORK GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company filed for a change in name with the State of Florida on June 3, 2005 from Sun Network Group, Inc. to Aventura VoIP Networks, Inc. and on October 19, 2005 from Aventura VoIP Networks, Inc. to Aventura Holdings, Inc. The Company financial statements are presented as Aventura Holdings, Inc. The NASD accepted the Aventura Holdings, Inc. name change, assigned 053563 10 2 as our new CUSIP and AVNT as our new trading symbol.

NOTE  2  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A  -  Basis  of  Presentation
-----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Aventura Holdings, Inc. f/k/a Sun Network Group, Inc. for the years ended December 31, 2004 and 2003 and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the SEC . The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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

The results of operations for 2005 are divided into three periods. The period from January 1, to March 15, 2005 represents the period prior to BDC election and the periods from March 16, 2005 to September 30, 2005 and July 1, 2005 to September 30, 2005 representing the periods the Company operated as a BDC. Accounting principles used in the preparation of the financial statements beginning March 16, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in March 2005.

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

Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA's Audit and Accounting Guide, "Audits of Investment Companies."

Net  Loss  Per  Common  Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2005, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive due to the net loss. At September 30, 2005 there were one hundred twenty five million shares issued that were considered to be dilutive securities that may dilute future earnings per share (Note 5J and 5L)

NOTE  3  -  INVESTMENTS

At September 30, 2005, the Company held a 50% investment in Radio X Network. The original cost basis was $110,000 and the fair market value at September 30, 2005 was zero.

At September 30, 2005 the Company held a 100% investment in Radio TV Network, Inc. The original cost basis was $0 and the fair market value at September 30, 2005 was zero.

On June 3, 2005 the Company purchased 10 units of VoIPBlue.com, Inc. pursuant to a private offering memorandum of April 22, 2005. Each Unit consists of (i) a three (3) year promissory note (the "Note") in the principal amount of $10,000 bearing interest (interest payable semi-annually) at the rate of 8% per annum due and payable on the earliest of (a) the closing of any transaction in which any class ofVoIPBlue.com, Inc.'s securities are exchanged for securities of an issuer that is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act"), as amended, or (b) three (3) years from the date of the Note, and (ii) 10,000 Class "A" Warrants (the "Class A Warrants"), $.01 par value. Each Class "A" Warrant entitles the registered holder (the "Holder") thereof to purchase one (1) share of the Company's Common Stock, $.001 par value (the "Common Stock"), at an exercise price of $1.00 per underlying share for three (3) years commencing on the date of closing. The Class "A" Warrants are subject to adjustment in certain events, at any time during the period commencing on the date hereof. The Class "A" Warrants will be exercisable until the close of business on the day immediately preceding the date fixed for redemption. The Warrants were immediately exercised and the note was surrendered subsequent to the purchase. The fair market value at September 30, 2005 was $100,000.

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at a discounted price of $0.00091 per share and are reflected on the financial statements at $800,724. In addition the company provided $299,925 in advances to Aventura Networks, LLC and Aventura Networks, LLC paid obligations of $59,547 for the Company and made an investment on behalf of the Company in VoIPBlue.com, Inc. in the amount of $100,000. The net amount Aventura Networks, LLC owes the Company at September 30, 2005 is $111,308.

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

A  -  Anti-Dilution  and  Additional  Share  Issuance  Provisions:
------------------------------------------------------------------

The stock purchase agreement of May 27, 2005 and the Aventura Networks, LLC Interest Purchase Agreement closed on June 7, 2005 are both subject to anti-dilution or additional share issuance provisions which may require the issuance of a significant quantity of additional common shares for no additional consideration. The issuance of additional shares could significantly dilute current shareholders (see note 5).

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

C  -  Violation  Of  Stock  Purchase  Agreement:
------------------------------------------------

The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the issuance of the June 30, 2005 quarterly report (Form 10-Q). Dutchess agreed to waive penalties as the delay was related to actions of past management and outside of the control of the Company.

D  -  Other  Legal  Matters:
----------------------------

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE  5  -  STOCKHOLDERS  EQUITY  AND  LIABILITY  PAYABLE  WITH  COMMON  STOCK

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

B. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued common stock to Big Apple Consulting USA, Inc. pursuant to a June 7, 2005 Consulting Agreement and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 of which $32,000 was expensed and $48,000 was deferred as of September 30, 2005. The term of the agreement is three months. 12,000,000 shares were placed with an escrow agent for services in the second and third months, 8,000,000 shares were delivered directly to Big Apple Consulting USA, Inc. Big Apple Consulting USA, Inc. was also engaged by RTV Media Corp. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.
C. On May 26, 2005 the Company issued 30,000,000 shares of its previously un-issued common stock to the Coleman Family Trust and recorded the issuance as non-cash compensation valued at $0.004 per share or $120,000 which was expensed immediately. The Coleman Family Trust is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

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

J. On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles Aventura Holdings, Inc. to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. Aventura Holdings, Inc. is entitled to 5 times the additional shares Dutchess receives in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess agreed to waive penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) shares and on November 3, 2005 an additional fifty million (50,000,000) shares to satisfy obligations of the initial draw amount and the Company's Board approved their issuance. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of September 30, 2005 $27,438 has been amortized as a cost of financing. All shares issued to Dutchess are not considered issued or outstanding until a final settlement date is achieved. At September 30, 2005 however the total shares of seventy five million and fifty million (see below) shares issued to Dutchess are considered dilutive for purposes of the computation of diluted earnings per share (See Note 2(B)).

K. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724.

L. On September 28, 2005 the Company issued 50,000,000 shares of its previously un-issued common stock to Dutchess Private Equities Fund II LP (Dutchess) pursuant to a $5,000,000 Stock Purchase Agreement. The Company was obligated to issue these shares to Dutchess as additional re-payment of the May 27, 2005 $315,000 advance. As of September 30, 2005 Dutchess sold 60,390,004 shares  for  $159,667  (See  Note  4A).

M. On September 28, 2005 250,000,000 shares became issuable under the anti-dilution provision of the Aventura Networks, LLC acquisition agreement (See Notes 3, 5J and 5K).

NOTE  6  -  GOING  CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $10,378,511, net losses of $1,932,365 for the nine months ended September 30, 2005 and working capital deficit of $6,221 at September 30, 2005, and cash used in operations in for the nine months ended September 30, 2005 of $165,044.

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

NOTE  7  -  SUBSEQUENT  EVENTS
On October 17, 2005 the Company merged with Aventura Holdings, Inc. Aventura Holdings, Inc. sole net assets were 880,000,000 shares of the Company stock and anti-dilution rights acquired in the LLC purchase agreement between the Company and Aventura Networks, LLC. Immediately prior to the merger, Aventura Holdings, Inc. transferred its net assets to its shareholder. Subsequent to the merger the Company adopted the name Aventura Holdings, Inc and the former company was dissolved.
On November 3, 2005 the Company issued 50,000,000 shares of its previously un-issued common stock to Dutchess Private Equities Fund II LP (Dutchess) pursuant to a $5,000,000 Stock Purchase Agreement. The Company was obligated to issue these shares to Dutchess as additional re-payment of the May 27, 2005 $315,000 advance (See Note 4A).

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

At September 30, 2005, our largest portfolio investment was Aventura Networks, LLC ("LLC"), which totaled $912,032 at value, or 90.12% of the fair value of our investments. Our financial results could be negatively affected if this portfolio company fails to perform as expected.

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

At September 30, 2005, the Company had no debt. However, if the Company elects to borrow, also known as leverage, this may magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not utilized leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any increase in our consolidated revenue in excess of consolidated interest expense on our borrowed funds would cause our net income to increase more than it would without the use of leverage. Any decrease in our consolidated revenue would cause net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of Aventura Holdings, Inc. and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles Aventura Holdings, Inc. to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. Aventura Holdings, Inc. is entitled to 5 times the additional shares Dutchess receives in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company is in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess agreed to waive penalties as the delay is related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct offering cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) shares and on
November 3, 2005 an additional fifty million (50,000,000) shares to satisfy obligations of the initial draw amount and the Company's Board approved their issuance. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of September 30, 2005 $27,438 has been amortized as a cost of financing.

RESULTS  OF  OPERATIONS

As a BDC, the Company does not operate a business or consolidate its earnings with its portfolio investees. Effective March 15, 2005 the Company elected BDC status meaning that the Company is in the business of investing in other businesses. BDC's measure most income by investment gains and losses and the fluctuation in the value of its portfolio investees. It is difficult to meaningfully compare the nine months ended September 30, 2005 to the nine months ended September 30, 2004. All comparative references are for presentation purposes only and should be viewed accordingly.

REVENUES

Revenues for the nine months ended September 30, 2005 were $5,000 as compared to revenues for the nine months ended September 30, 2004 of $6,090 and were derived from our subsidiary, Radio X Network prior to our BDC election.

OPERATING  EXPENSES

Compensation was $949,500 for the nine months ended September 30, 2005 compared to $1,542,708 for the comparable period in 2004. For 2005, $949,500 was stock based compensation.

Consulting expense for the nine months ended September 30, 2005 was $813,000 compared to $1,632,088 for the nine months ended September 30, 2004. Consulting expense related to the issuance of common stock for services to outside consultants. For 2005, $808,025 was stock based consulting.

The debenture penalty of $30,000 for the nine months ended September 30, 2004 represents the accrued penalty under the provisions of the convertible debentures. The penalties relate to the deadlines associated with the Company filing a Registration Statement in connection with the convertible debentures and liquidated damages penalty for not having enough authorized shares to allow for the issuance of all dilutive securities based on a formula as stipulated in the debenture agreement and a default penalty on the June 28, 2003 and August 8, 2003 maturity of $500,000 of debentures. There was no such expense in 2005 as the debentures were repaid in 2004.

The debt issue cost amortization of $39,850 for the nine months ended September 30, 2004 represents the amortization of the cost we incurred to raise debt capital. These fees are recorded debt discount and amortized over the loan term. There was no such expense in 2005 as the debentures were repaid in 2004.

Professional fees for the nine months ended September 30, 2005 were $52,978 compared to $23,478 for the nine months ended September 30, 2004. The increase is primarily related to accounting, legal and audit services regarding our SEC filings.

Other selling, general and administrative expenses were $66,488 for the nine months ended September 30, 2005 as compared to $110,445 for the nine months ended September 30, 2004. The decrease in expenses is primarily due to the Company's change in focus to that of a BDC.

Interest expense was $0 for the nine months ended September 30, 2005 compared to $45,934 for the nine months ended September 30, 2004. Interest expense is attributed to the loan payable and the convertible debenture offering and includes accrued interest of the convertible debentures and amortization of the debt discount as well as accrued interest on the convertible debentures due to the default on payment. All debt was repaid or converted to equity in 2004.

Financing costs were $27,438 for the nine months ended September 30, 2005 compared to zero for the comparable nine months ended September 30, 2004. The 2005 amount relates to amortization of the Dutchess investment cash and non-cash financing costs.

For the nine months ended September 30, 2004, we recognized an aggregate settlement expense of $144,527 related to the redemption of the debentures.

As a result of these factors, we reported a net loss of $1,932,365 or $(.00) per share for the nine months ended September 30, 2005 as compared to a net loss of $3,548,772 or ($.03) per share for the nine months ended September 30, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2005, we had an accumulated deficit of $10,378,511 and working capital deficit of $6,221. Our investments were funded through a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). Our president advanced $40,000 during the fourth quarter of 2004 and $56,500 during the first nine months of 2005.

We  have  no  material  commitments  for  capital  expenditures.

Net cash used in operations during the nine months ended September 30, 2005 was $165,044 and was substantially attributable to net loss of $1,932,365 offset primarily by non-cash stock based expenses of $1,592,627 and net changes in operating assets and liabilities of $55,769. In the comparable period of 2004, we had net cash used in operations of $110,926 primarily relating to the net loss of $3,548,772 primarily offset by stock-based consulting expense of $3,096,871, non-cash debt discount amortization of $3,062, amortization of deferred debt issuance costs of $39,850, a non-cash settlement expense of $144,527 and net changes in operating assets and liabilities of $1,064,637.

Net cash used in investing activities for the nine months ended September 30, 2005 was $211,308 and consisted of $299,925 invested in portfolio companies less $88,617 of Company expenses paid by a portfolio company investee. There were no investing activities for the nine months ended September 30, 2004.

Net  cash  provided  by financing activities for the nine months ended September
30, 2005 was $356,500 as compared to net cash provided by financing activities of $9,600 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we received advances from our former CEO of $56,500 and net equity financing of $299,925. In the comparable period of 2004, we received proceeds from a loan of $824,000, paid $71,400 in debt issuance costs and repaid convertible debentures of $750,000.

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

B. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued common stock to Big Apple Consulting USA, Inc. pursuant to a June 7, 2005 Consulting Agreement and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 of which $32,000 was expensed and $48,000 was deferred as of September 30, 2005. The term of the agreement is three months. 12,000,000 shares were placed with an escrow agent for services in the second and third months, 8,000,000 shares were delivered directly to Big Apple Consulting USA, Inc. Big Apple Consulting USA, Inc. was also engaged by RTV Media Corp. As a BDC, the Company is not permitted to issue stock for services and is currently attempting to determine whether this transaction is a violation of Section 23a of the Investment Company Act of 1940: in the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

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

J. On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles Aventura Holdings, Inc. to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. Aventura Holdings, Inc. is entitled to 5 times the additional shares Dutchess receives in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess agreed to waive penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) shares and on November 3, 2005 an additional fifty million (50,000,000) shares to satisfy obligations of the initial draw amount and the Company's Board approved their issuance. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of September 30, 2005 $27,438 has been amortized as a cost of financing.

K. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724.

L. On September 28, 2005 the Company issued 50,000,000 shares of its previously un-issued common stock to Dutchess Private Equities Fund II LP (Dutchess) pursuant to a $5,000,000 Stock Purchase Agreement. The Company was obligated to issue these shares to Dutchess as additional re-payment of the May 27, 2005 $315,000 advance. As of September 30, 2005 Dutchess sold 60,390,004 shares  for  $159,667.

M. On September 28, 2005 250,000,000 shares became issuable under the anti-dilution provision of the Aventura Networks, LLC acquisition agreement (See Notes 3, 5J and 5K).


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

          AVENTURA  HOLDINGS,  INC.



September  12,  2005          By:     /s/  Craig  A.  Waltzer
                                      -----------------------
                                      Craig  A.  Waltzer
                                      Chief  Executive  Officer,  President, and
                                      Director

