Form 10QSB/A
period 2005-03-31
Aventura Holdings Inc.
filed 2006-01-20
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      For the Quarter Ended March 31, 2005.

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

The number of shares of common stock outstanding as of December 14, 2005 was 1,750,657,813.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]



                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             3

Item 1.    Financial statements                                              3

           Balance Sheet as of March 31, 2005 (unaudited)                    3

           Statements of Operations from January 1, 2005 through
           March 15, 2005 (Pre-BDC), from March 16, 2005 through
           March 31, 2005 (Post-BDC) and for the three months ended
           March 31, 2004 (unaudited)                                        4

           Statements of Cash Flows for the
           three months ended March 31, 2005 and 2004 (unaudited)            5

           Statement of Changes in Net Assets from March 16, 2005
           To March 31, 2005(unaudited)                                      6

           Schedule of Investments as of March 31, 2005 (unaudited)          7

           Schedule of Financial Highlights from March 16, 2005
           through March 31, 2005 (unaudited)                                8

           Notes to Financial Statements (unaudited)                         9

Item 2.    Management's Discussion and Analysis or Plan of Operations       14

Item 3.    Controls and Procedures                                          19

PART II.   OTHER INFORMATION                                                20

Item 1.    Legal Proceedings                                                20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      20

Item 3.    Defaults Upon Senior Securities                                  20

Item 4.    Submission of Matters to a Vote of Security Holders              20

Item 5.    Other Information                                                20

Item 6.    Exhibits                                                         21

SIGNATURES                                                                  21

CERTIFICATIONS                                                              22

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  statements


             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005

                                                                                 (unaudited)
 ASSETS:
   Current Assets:
     Cash and cash equivalents                                                  $       4,110
                                                                                --------------
   Total Current Assets                                                                 4,110
                                                                                --------------

   Investments                                                                              -
                                                                                --------------

 TOTAL ASSETS                                                                   $       4,110
                                                                                ==============

 LIABILITIES & SHAREHOLDERS' EQUITY:
   Current Liabilities:
     Accounts payable                                                           $      15,625
     Due to stockholder                                                                93,500
                                                                                --------------

   Total Current Liabilities                                                          109,125
                                                                                --------------


   Shareholder Equity:
     Common Stock; $0.001 par value; 5,000,000,000 shares
     authorized; 323,657,813 shares issued and outstanding                            323,658
     Additional Paid in Capital                                                     8,218,502
     Accumulated Deficit                                                           (8,647,175)
                                                                                --------------

   Total Shareholders' Equity                                                        (105,015)
                                                                                --------------

 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       $       4,110
                                                                                ==============

                                                                                $       (0.00)
                                                                                ==============

The accompanying notes are an integral part of these financial statements.



             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                              POST BDC ELECTION    PRE BDC ELECTION   FOR THE THREE
                                                FROM MARCH 16       FROM JANUARY 1     MONTHS ENDED
                                                THRU MARCH 31        THRU MARCH 15       MARCH 31
                                                --------------     --------------     --------------
                                                     2005               2005               2004
                                                --------------     --------------     --------------
                                                  (unaudited)        (unaudited)        (unaudited)
 OPERATING INCOME:
------------------

 REVENUES:

   Operating Revenues                           $           -      $       5,000      $       2,415

 EXPENSES:

   Operating Expenses:
     Compensation                                                              -             37,500
     Consulting                                                          149,000          1,112,233
     Debenture penalties                                                       -             30,000
     Debt issuance cost amortization                                           -              7,000
     Professional Fees                                 18,422              2,729             10,143
     General & Administrative Expenses                  3,767             34,960             34,711
                                                --------------     --------------     --------------

   Total Operating Expenses                            22,189            186,689          1,231,587
                                                --------------     --------------     --------------

   Net Operating Loss                                 (22,189)          (181,689)        (1,229,172)

 OTHER INCOME AND (EXPENSES):

     Settlement expense                                                                     (57,334)
     Interest expense                                                                       (19,581)
     Recovery of bad debt                                                  2,849              4,520
                                                --------------     --------------     --------------
 Total Other Revenues and (Expenses)                        -              2,849            (72,395)

 NET LOSS                                             (22,189)          (178,840)        (1,301,567)
                                                ==============     ==============     ==============

 LOSS PER SHARE:

   Net Loss Per Common Share -
    Basic and Diluted                           $       (0.00)     $       (0.00)     $       (0.02)
                                                ==============     ==============     ==============

   Weighted Common Shares Outstanding -
    Basic and Diluted                             323,657,813        323,657,813         79,961,349
                                                ==============     ==============     ==============

The accompanying notes are an integral part of these financial statements.


             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                            STATEMENTS OF CASH FLOWS


                                                                For the Three Months Ended
                                                                          March 31
                                                             ---------------------------------
                                                                  2005               2004
                                                             --------------     --------------
                                                               (unaudited)        (unaudited)

 Cash flows from operating activities:

   Net loss                                                  $    (201,029)     $  (1,301,567)
   Adjustments to reconcile net loss to net
    cash used in operating activities:

     Amortization of deferred finance costs                                             7,000
     Amortization of debt discounts to interest expense                  -                875
     Stock based consulting expense                                147,025          1,112,233
     Settlement expense                                                  -             57,334

   Increase (decrease) in:
     Accounts payable                                               (8,238)             3,542
     Accrued interest                                                    -             18,706
     Accrued penalties                                                   -             30,000
     Accrued compensation, related party                                 -             27,500
                                                             --------------     --------------
 Net cash used in operating activities                             (62,242)           (44,377)
                                                             --------------     --------------

 Cash flows from financing activities:

     Proceeds from (payments on) loans from officer                 46,500                  -
     Proceeds from loans payable                                                      490,000
     Debt issuance costs                                                              (49,000)
     Payments on convertible debenture                                   -           (270,000)
                                                             --------------     --------------

 Net cash provided by financing activities                          46,500            171,000
                                                             --------------     --------------

 Net decrease in cash                                              (15,742)           126,623

 Cash at beginning of period                                        19,852            101,879
                                                             --------------     --------------

 Cash at end of period                                       $       4,110      $     228,502
                                                             ==============     ==============

 Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

     Interest                                                $           -      $           -
                                                             ==============     ==============

     Income Taxes                                            $           -      $           -
                                                             ==============     ==============

 Non-Cash investing and financing activities:

     Common stock issued for debentures payable              $           -      $      62,188
                                                             ==============     ==============

     Debt issuance costs deferred in connection with
      convertible debentures                                 $           -      $      49,000
                                                             ==============     ==============


The  accompanying  notes  are  an  integral  part of these financial statements.



             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                       STATEMENT OF CHANGES IN NET ASSETS
                                 MARCH 31, 2005

                                                                                FROM MARCH 16
                                                                                   THROUGH
                                                                                MARCH 31, 2005
                                                                                --------------
                                                                                  (unaudited)

 Decrease in net assets from operations:

   Net operating loss                                                                 (22,189)
                                                                                --------------

 Net decrease in net assets from operations                                           (22,189)

   Common stock transactions                                                                -
                                                                                --------------

   Total increase in net assets                                                       (22,189)

 Net Assets:

   Beginning of Period                                                                (82,826)
                                                                                --------------

   End of Period                                                                     (105,015)
                                                                                ==============


The accompanying notes are an integral part of these financial statements



              AVENTURA HOLDINGS, INC. F/K/A SUN NETWORK GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2005

                                                TITLE OF       PERCENTAGE OF
                                             SECURITIES HELD   CLASS HELD ON
         PORTFOLIO              PRIMARY          BY THE       A FULLY DILUTED                          FAIR
          COMPANY               INDUSTRY        COMPANY           BASIS (3)           COST             VALUE
   ----------------------    --------------  --------------    --------------    --------------    --------------
                                               (unaudited)       (unaudited)       (unaudited)      (unaudited)
Investments:

 Majority Owned Affiliate (1):

   Radio TV Network, Inc.        Media        Common Stock          100%         $           -     $           -

 Minority Owned Other Controlled
 Affiliate (2):

   Radio X Network, Inc.         Media        Common Stock           50%         $     110,000     $           -
                                                                                 --------------    --------------

TOTAL INVESTMENTS, NET OF UNEARNED INCOME                                        $     110,000     $           -
                                                                                 ==============    ==============


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

 (3)  All  common  stock and member unit investments are in private companies, non-income producing and restricted at the  relevant  period  end.

The  accompanying  notes  are  an  integral  part  of these financial statements



             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                        SCHEDULE OF FINANCIAL HIGHLIGHTS
                      FROM MARCH 16 THROUGH MARCH 31, 2005

                                                                              (unaudited)


Net asset value at beginning of period (a)                                      $       (0.00)

Net operating income (losses) before investment gains and losses (b)                    (0.00)
Net realized gains (losses) on investments (b)                                              -
Net unrealized gains (losses) on investments (b)                                            -
                                                                                --------------

Net increase (decrease) in shareholders' equity from net income (loss)                  (0.00)
                                                                                --------------

Dividends declared                                                                          -
                                                                                --------------

Net increase (decrease) in stockholders' equity resulting from dividends                   -
                                                                                --------------

Issuance of shares                                                                       0.00
                                                                                --------------

Net increase (decrease) in stockholders' equity relating to share issuances              0.00
                                                                                --------------

Net asset value at end of period (a)                                            $       (0.00)
                                                                                ==============

Per share market value at end of period                                         $       (0.00)
Total return (c)                                                                       -21.13%
Shares outstanding at end of period                                               323,657,813

Ratio/Supplemental Data:
Net assets at end of period                                                     $    (105,015)
Ratio of operating expenses to average net assets (annualized)                         -21.13%
Ratio of net operating income to average net assets (annualized)                       -21.13%

(a)  Based  on  total  shares  outstanding.
(b)  Based  on  weighted  average  shares  outstanding.
(c)  Total  return  equals the change in the ending net asset value over the beginning of period  net  asset  value divided  by  the  beginning  net  asset  value.
The  accompanying  notes  are  an  integral  part  of these financial statements


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

The results of operations for 2005 are divided into two periods. The period from January 1, to March 15, 2005 represents the period prior to BDC election and the period from March 16, 2005 to March 31, 2005 represents the period the Company operated as a BDC. Accounting principles used in the preparation of the financial statements beginning March 16, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in March 2005.

On February 28, 2005 the Company entered into a binding letter of intent to acquire 100% of Aventura Networks, LLC in exchange for shares of the Company's common stock. Aventura is a leading Voice over Internet Protocol (VoIP) telephone service provider conducting business primarily in the wholesale market. In the event of termination of the letter of intent, there is a $50,000 termination fee payable by the party that terminates.

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

Net  Loss  Per  Common  Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. At March 31, 2005, there were no common stock warrants outstanding which may dilute future earnings per share.

NOTE  3  -  INVESTMENTS

At  March  31, 2005, the Company held a 50% investment in Radio X Network.   The
original cost basis was $110,000 and the fair market value at March 31, 2005 was zero.

At March 31, 2005 the Company held a 100% investment in Radio TV Network, Inc. The original cost basis was $0 and the fair market value at March 31, 2005 was zero. As of March 31, 2005 Radio TV Network was inactive.

NOTE  4  -  DUE  TO  STOCKHOLDER

Due to stockholder at March 31, 2005 of $93,500 represents advances from the Company's CEO. The advances are non-interest bearing and payable on demand.

NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES


A  -  Compliance with the BDC Rules and Regulations under the Investment Company
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

B  -  Other  Legal  Matters:
----------------------------

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE  6  -  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, entitled Inventory Costs - An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, entitled Inventory Pricing [June 1953], to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage]. Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges]. SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not impact the financial statements.

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

In  December  2004,  the  FASB  issued  SFAS  No.  153,  entitled  Exchanges  of
Non-monetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

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

NOTE  7  -  GOING  CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $8,647,175, net losses of $201,029 for the three months ended March 31, 2005 and working capital deficit of $105,015 at March 31, 2005, and cash used in operations in for the three months ended March 31, 2005 of $62,242.

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements other than is required by law.

OVERVIEW

The Company acquired all of the assets of Radio TV Network, Inc ("RTV") on July 16, 2001 in a transaction treated as a recapitalization of RTV. RTV has been developing and operating, for the past few years, a new television network that produces and distributes TV adaptations of top rated radio programs. The Company has not had success in establishing the TV network and will no longer dedicate any resources to this endeavor. The Company also produces and distributes radio programs through a partnership created in September 2002 with an established radio network. This network represents all of the Company's current revenue streams. The Company is planning on expanding and moving into new areas, primarily the VOIP telecom business, via a proposed acquisition in 2005.


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

Currently our investment base is primarily in the information services, media, technology and business services industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value often is vested in intangible assets and intellectual property. These customers can experience adverse business conditions or risks related to their industries.

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

At March 31, 2005, the Company's only debt was to its Chairman and CEO. However, if the Company elects to borrow, also known as leverage, this may magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not utilized leverage. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value attributable to our common stock to decline more than it otherwise would have had we not utilized leverage. Similarly, any increase in our consolidated revenue in excess of consolidated interest expense on our borrowed funds would cause our net income to increase more than it would without the use of leverage. Any decrease in our consolidated revenue would cause net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on our common stock.

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

Our future success depends to a significant extent on the continued services of our Chief Executive Officer as well as other key personnel. The loss of key persons would likely have a significant detrimental effect on our business.

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

RESULTS  OF  OPERATIONS

As a BDC, the Company does not operate a business or consolidate its earnings with its portfolio investees. Effective March 15, 2005 the Company elected BDC status meaning that the Company is in the business of investing in other businesses. BDC's measure most income by investment gains and losses and the fluctuation in the value of its portfolio investees. It is difficult to meaningfully compare the three months ended March 31, 2005 to the three months ended March 31, 2004. All comparative references are for presentation purposes only and should be viewed accordingly.

REVENUES

Revenues for the three months ended March 31, 2005 were $5,000 as compared to revenues for the five months ended March 31, 2004 of $2,415 and were derived from our subsidiary, Radio X Network prior to our BDC election.

OPERATING  EXPENSES

Compensation was $0 for the three months ended March 31, 2005 compared to $37,500 for the comparable period in 2004. Compensation relates solely to compensation under our employment agreement with our president

Consulting expense for the three months ended March 31, 2005 was $149,000 compared to $1,112,233 for the three months ended March 31, 2004. Consulting expense related to the issuance of common stock for services to outside consultants.

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

Other selling, general and administrative expenses were $38,727 for the three months ended March 31, 2005 as compared to $34,711 for the three months ended March 31, 2004. The increase in expenses is primarily due to travel related expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

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

For the three months ended March 31, 2004, we recognized an aggregate settlement expense of $57,334 related to the redemption of the debentures. On February 4, 2003, we settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

As a result of these factors, we reported a net loss of $201,029 or $(.00) per share for the three months ended March 31, 2005 as compared to a net loss of $1,301,567 or ($.02) per share for the three months ended March 31, 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2005, we had an accumulated deficit of $8,647,175 and working capital deficit of $105,015. Our operations have been funded by an equity investor in our common stock where we issued 183,088 common shares for $82,390 cash during 2002, by the sale of convertible debentures of $750,000 through November 2003, and net proceeds from loan of $752,600 through May 2004. We also sold 53,000,000 shares of our common stock in a private placement offering in September 2004 for $132,500. We collected $30,000 of this amount and are attempting to collect the remaining $102,500. At December 31, 2004, we have provided an allowance for $102,500 against this stock subscription receivable. These funds were used primarily for working capital, capital expenditures, advances to third parties in anticipation of entering into a merger or acquisition agreement and to pay down certain related party loans and debentures. During the three months ended June 30, 2004, we repaid $750,000 of our outstanding convertible debentures. Our president also advanced to us $40,000 during the fourth quarter of 2004 and $46,500 during the first quarter of 2005. The cash balance at March 31, 2005 was $4,110 and we will have to minimize operations until we receive additional cash flows from our businesses, complete additional financing, or find a merger candidate. On February 28, 2005, we entered into a binding letter of intent to acquire 100% Aventura Networks, LLC in exchange for shares of our common stock. Aventura is a leading Voice Over Internet Protocol ("VOIP"') telephone service provider currently conducting business primarily in the wholesale market. There is a $50,000 termination fee payable by the party that terminates the letter of intent.

We have no material commitments for capital expenditures. Other than several thousand dollars to be generated from our advertising sales from the broadcast of our initial program on the Radio X Network, debenture proceeds and loan proceeds, we have no external sources of liquidity. Although we believe we will have sufficient capital to fund our anticipated operations through the middle of 2005, we are not currently generating meaningful revenues and, unless we raise additional capital, we may not be able to continue operating beyond the middle of 2005.

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

CRITICAL  ACCOUNTING  POLICIES

A summary of significant accounting policies is included in Note 1 to the unaudited financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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



Regulation
S-B Number       Exhibit

    31 . . . . . Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company

    32 . . . . . Section  906  Certification  by Chief Executive Officer and Chief Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AVENTURA  HOLDINGS,  INC.



December  14,  2005          By:     /s/  Craig  A.  Waltzer
                                     -----------------------
                                     Craig  A.  Waltzer
                                     Chief  Executive  Officer,  President,  and
                                     Director