Form 10-Q/A
period 2005-03-31
Aventura Holdings Inc.
filed 2006-01-23
CIK 878802

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

The number of shares of common stock outstanding as of January 23, 2006 was 2,310,657,813.

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



Regulation
S-B Number       Exhibit

    31.1 . . . . Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

    31.2 . . . . Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

    32.1 . . . . Section  906  Certification  by Chief Executive Officer and Chief Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AVENTURA  HOLDINGS,  INC.



January  23,  2006          By:      /s/  Craig  A.  Waltzer
                                     -----------------------
                                     Craig  A.  Waltzer
                                     Chief  Executive  Officer,  President,  and
                                     Director