Form 10-K
period 2005-12-31
Aventura Holdings Inc.
filed 2006-03-30
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        COMMISSION FILE NUMBER 814-00703

                             AVENTURA HOLDINGS, INC.

               (Exact name of issuer as specified in its charter)


             Florida                                             65-0254624
 (State  or  other  jurisdiction                               (IRS  Employer
of  incorporation  or organization)                          Identification No.)


           2650 Biscayne Boulevard, First Floor, Miami, Florida 33137
                    (Address of principal executive offices)

                                 (305) 937-2000
                           (Issuer's telephone number)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                             COMMON STOCK, PAR VALUE
                                $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of common stock outstanding as of March 28, 2006 was 2,319,657,813.

The aggregate market value of common stock held by non-affiliates of the Registrant on December 31, 2005 based on the closing price on that date of $0.0005 on the Over the Counter Bulletin Board was $469,829. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 2,019,657,813 shares of the Registrant's common stock outstanding as of December 31, 2005.

         INDEX
                                                                         Page
                                                                         ----
         PART I

Item 1   Business                                                           3
Item 2   Properties                                                        10
Item 3   Legal Proceedings                                                 10
Item 4   Submission of Matters to a Vote of Security Holders               10

         PART II

Item 5   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                 11
Item 6   Selected Financial Data                                           14
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15
Item 7A  Quantitative and Qualitative Disclosures about Market Risk        28
Item 8   Financial Statements and Supplementary Data                       29
Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                               62
Item 9A  Controls and Procedures                                           62
Item 9B  Other Information                                                 62

         PART III

Item 10  Directors and Executive Officers of the Registrant                63
Item 11  Executive Compensation                                            64
Item 12  Security Ownership of Certain Beneficial Owners and Management    64
Item 13  Certain Relationships and Related Transactions                    64
Item 14  Principal Accountant Fees and Services                            65

         PART IV

Item 15  Exhibits and Financial Statement Schedules                        66

         SIGNATURES                                                        67

EX-31.1  Certification
EX-31.2  Certification
EX-32.1  Certification

                                     PART I

ITEM  1.  BUSINESS

On March 15, 2005, Aventura Holdings, Inc. (the "Company") filed form N-54A with the Securities and Exchange Commission (SEC) to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). As a result of its new status, the Company is operating as an investment holding company, has acquired and plans to announce a number of acquisitions and investments which will be designed to build an investment portfolio to enhance the Company's shareholder value. The Company provides equity, capital and advisory services for management buyouts, recapitalizations, and the growth and needs of emerging companies. (See the following section for a broader discussion of the operating environment of BDCs. See also "Risk Factors.") As a BDC, the Company is, in effect, a publicly traded private equity fund, where stockholders provide capital in a regulated environment for private investment in a pool of short and long-term investments. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

The Company has concentrated its investment strategies in the telephony sector based upon experience and exposure to opportunities but plans to expand acquisitions and investments to other lines of business and industry to enhance value to stockholders through capital appreciation and payments of dividends to the Company by its portfolio investments.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDCs, like all mutual funds and closed-end funds, are regulated under the 1940 Act. BDCs report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDCs are required to make available significant managerial assistance to their portfolio companies.
Before the election of BDC status, the Company held a 50% investment in Radio X Network. The original cost basis was $110,000. Radio X net assets are unknown to the current Board and are considered abandoned. The Board assigned a $0 fair market value of the Radio X investment at December 31, 2005.

The Company also held a 100% investment in Radio TV Network, Inc. before electing BDC status. The net assets of Radio TV Network, Inc. are unknown to the current Board and are considered abandoned. The original cost basis was $0 and the Board assigned a $0 fair market value of the Radio TV Network, Inc. investment at December 31, 2005.

For the period between March 15, 2005 (commencement of our status as a BDC) and December 31, 2005, the Company explored several investment opportunities and made two investments.

On June 3, 2005 the Company purchased ten percent of VoIPBlue.com, Inc. (VoIPBlue) pursuant to a private offering memorandum of April 22, 2005. VoIPBlue.com, Inc. developed software and was structured as a telecommunications exchange serving Voice over Internet Protocol (VoIP) wholesale carriers. Research and development, software, operating and other costs dissolved investment capital and Company management was unable to further assist in day-to-day operations. Local operations ceased in December, 2005 and moved to Riga, Latvia in an effort to have the VoIPBlue shareholder / developer assume operational control. Latvian management was unsuccessful and a decision was made in 2006 to cease operations. VoIPBlue is attempting to sell its developed and purchased software, the success of which is difficult to determine as there is no liquid market. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $100,000 investment in VoIPBlue at December 31, 2005. Advanced Business Valuations determination of value was $0 at December 31, 2005.

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at a discounted price of $0.00091 per share and the purchase is reflected on the financial statements at $800,724. During 2005, the Company provided $299,925 in advances to Aventura Networks, LLC and Aventura Networks, LLC paid obligations of $108,479 for the Company and made an investment on behalf of the Company in VoIPBlue.com, Inc. in the amount of $100,000. Aventura Networks was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were wide. Increased competition led to lower prices, reduced margins and Aventura Networks exit from the VoIP wholesale carrier market. Aventura Networks changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $800,724 investment in Aventura Networks as well as the likelihood of satisfaction of amounts owed to the Company at December 31, 2005. Advanced Business Valuations determination of value was $0 at December 31, 2005 and an indeterminable likelihood of repayment of the debt owed to the Company. Although the valuation firm was unable to determine a likelihood of debt repayment, Aventura Networks continues to pay Company expenses in 2006 through sales and conversion of its assets to cash. The Company expensed $50,912 to bad debt expense representing part of the amount Aventura Networks owes the Company at December 31, 2005 and carries the net amount of the receivable at $40,532 representing Company expenses paid and expectations of payments by Aventura Networks in 2006.

On October 17, 2005 the Company merged with Aventura Holdings, Inc. Aventura Holdings, Inc. was the former owner of Aventura Networks, LLC and its sole net assets were 880,000,000 shares of Company stock and anti-dilution rights acquired in the LLC purchase agreement with the Company. Immediately prior to the merger, Aventura Holdings, Inc. transferred its net assets to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 (its sole shareholder). Subsequent to the merger the Company adopted the name Aventura Holdings, Inc and the former company was dissolved.

On February 23, 2006, the Company announced that it entered into a Memorandum of Understanding and Intent (MOU) with Horvath Holdings, LLC ("Horvath") to acquire 30% of Ohio Funding Group, Inc. in exchange for 200,000,000 shares of previously un-issued restricted common stock in an exempt issuance to Horvath Holdings. Integrated into the MOU is a one year option for Horvath to purchase a controlling interest in Aventura through the sale of other Horvath controlled entities to Aventura either in a single transaction or a series of transactions.

Once we enter into a binding agreement with Horvath Holdings, LLC our future operating business and ownership will change. Therefore, management determined that continuing as a BDC is not practical and that it is in the Company's best interest to un-elect BDC status in the second fiscal quarter of 2006. Un-electing this status requires a shareholder vote but, inasmuch as one shareholder holds a majority of our stock, we determined that we can make this election upon submitting the matter to this one shareholder then filing an information statement (Form 14C). Therefore, in order to withdraw from its BDC status, the Company will first be required to file a Form 14C Preliminary Information Statement regarding the proposed shareholder vote to withdraw its BDC election, and any other matters to be voted on by shareholders. The company will not be seeking proxies as the Company believes that a majority of its outstanding stock is controlled by one shareholder who will vote in favor of the BDC withdrawal. Upon completion of the Preliminary Information Statement, the Company will then file a Form 14C Definitive Information Statement, setting the shareholder meeting to vote on the BDC withdrawal. The Company will then hold the shareholder meeting. Assuming majority shareholder approval to withdraw the BDC election, the Company will then file a Form N-54C notifying the Securities and Exchange Commission that, pursuant to the provisions of Section 54(c), it is withdrawing its election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"). Upon completion of this process, the Company will no longer be subject to the Investment Company Act but will continue as an operating reporting public company, and will still be subject to the Securities Exchange Act of 1934.

Under the rules of the Securities and Exchange Commission, the election to terminate status as a BDC cannot become effective until at least 20 days after the accompanying Information Statement has been distributed to the stockholders of the Company. We expect the termination of such status, and the appropriate filing to be made with the Securities and Exchange Commission, on or about April 25, 2006.

Management conducted its due diligence on Ohio Funding Group, Inc. and other Horvath Holdings, LLC investments. Horvath owns and operates successful automobile dealerships and finance companies concentrating in the sub-prime market. Horvath executives have decades of automobile industry experience including key public company positions. If Horvath exercises their option discussed in our MOU and takes control of Aventura, we expect to pursue a different business model consistent with their experience including possible further acquisitions within the automobile industry. We believe management's plan will allow the Company to continue as a going concern.

Operating  and  Regulatory  Structure

Our investment activities are managed by our executive officers and supervised by our board of directors, a majority of whom are independent. As a BDC, we are required to comply with certain regulatory requirements. For example, we generally cannot co-invest in any portfolio company with any of our affiliates without an exemptive order from the Securities and Exchange Commission, or the "SEC." Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We are not currently in compliance with all of the rules and regulations related to operating as a BDC.

In March 2005, we filed an election to become subject to the1940 Act, such that we could commence conducting our business activities as a BDC. In April 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E.

In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letters were issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. In May 2005 under the 1-E filing we entered into and in 2006 completed a Stock Purchase Agreement with Dutchess Private Equities Fund II LP involving the sale of Company stock in exchange for cash. In May 2005, we also issued shares identified in the 1-E filing to outgoing officers, directors and their affiliates. Current management on behalf of the Company filed a lawsuit in US District Court seeking the return of the shares issued to outgoing officers, directors and their affiliates as we believe these shares were issued for services in contradiction to rules governing BDCs.

While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

Investment  Objectives  and  Policies

Our investment objective as a BDC is to achieve capital gains and, to a lesser extent, current income. In order to achieve this objective, we currently intend to invest in public and private companies in various industries. We may also invest to a limited extent in selected transactions world-wide, to the extent that such investments are consistent with the limitations on such investing by BDCs under the 1940 Act. Furthermore, we plan to target emerging growth companies that have an executable business plan for growth and a well-managed infrastructure.

Investment  Strategy

The Company intends to seek to invest in companies that it believes present opportunities for superior performance through liquidity events, internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company currently expects to invest, providing both subordinated debt and equity, to certain portfolio companies and only subordinated debt or equity to others.

The Company would be comfortable as either a majority or minority investor, without a fixed time horizon for the investments. This should allow for long-term commitments. The Company can continue to provide capital for add-on acquisitions that help build value after the initial closing. The Company's investment objectives and policies are subject to change by a majority affirmative vote of the Company's Board of Directors.

Managerial  Assistance

As a BDC, we are generally required to make managerial assistance available to our portfolio companies. When requested, the Company will provide guidance and counseling concerning their management, operations, business objectives, and policies. Additionally, it our current intention to provide advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies.

The Company's management has little in-depth experience in the US public capital markets and can provide little assistance to portfolio companies with the process of going public or seeking liquidity events, or developing strategies for creating stockholder value once those companies are public or liquidity events are achieved. The Company has no relationships with potential service providers in this process.

Investment  Process

Management has little experience in mergers and acquisitions and plans to work with outside consultants in both buy and sell-side portfolio companies to accomplish their individual goals by implementing the following steps:

    (A)  Develop  detailed  understanding  of  management's  expected  outcomes;

    (B)  Develop  a  timetable  for  transaction;

    (C) Validate proposed transaction terms with select buyers or sellers and select institutional investors or lenders;

    (D)  Finalize  financing  strategy  and  market  positioning;

    (E)  Perform  due  diligence;

    (F) Prepare executive summary and presentation materials - including financial model;

    (G)  Pre-screen  and  contact  potential  buyers  or  sellers;

    (H)  Coordinate  principal  meetings;

    (I) Coach management on how to communicate and negotiate with buyers and sellers and generally facilitate the interactions between management and buyers or sellers;

    (J)  Assist  with  the  preparation  of responses to due diligence requests;

    (K)  Assist with the negotiation of term sheets with interested parties; and

    (L) Work with management and the investor or lender to complete due diligence process and negotiate final closing documents.

Due  Diligence

We conduct diligence on prospective portfolio companies consistent with what our management believes to be the best practices approach adopted by others in the industries in which such opportunities exist. We believe that our management has the ability and knowledge to conduct appropriate and extensive due diligence investigations prior to our investing in a prospective portfolio company. In conducting our due diligence, we use publicly available information, as well as information derived from former and current management, consultants, competitors, and investment bankers and the direct experience of our management and consultants.

    Our  due  diligence  may  typically  include:

    *  review  of  historical  and  prospective  financial  information;

    *  on-site  visits;

    * interviews with management, employees, customers and vendors of the potential portfolio company;

    *  review  of  senior  loan  documents;

    *  background  checks  on  management;  and

    * research relating to the company's management, industry, markets, products and services, and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, our management presents the opportunity to our board of directors, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Valuation  Policies

Valuation  of  Portfolio  Investments

As a business development company, the Company's business plan calls for it to invest primarily in illiquid securities issued by private companies ("Private Investments"). These Private Investments are generally subject to restrictions on resale and generally have no established trading market. The Company values its Private Investments at fair value as determined in good faith by the Company's board of directors in accordance with the Company's valuation policy during interim reporting periods and annually by an independent valuation firm with Board ratification. The Company determines fair value to be the amount for which an investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. The Company intends to record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company intends to record unrealized appreciation if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company's security has also appreciated in value. Under this valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether a private investment has increased in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Determining the enterprise value of a portfolio company, as if that portfolio company were to be sold in a "current sale," is a very complex process where we must analyze the historical and projected financial results of the portfolio company and analyze the public trading market and private M&A market to determine appropriate purchase price multiples. In addition, a reasonable discount to the value of our securities must also be reflected when we may have restrictions such as vesting periods for warrants or other factors.

There is no one methodology to determine enterprise value. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, revenues and in limited instances book value. In determining a multiple to use for valuation purposes, we look to private M&A statistics, discounted public trading multiples or industry practices. In determining the right multiple, one needs to consider not only the fact that our portfolio company may be private relative to a peer group, but one must consider the size and scope of our portfolio company and its specific strengths and weaknesses. In some cases, when a portfolio company is at EBITDA breakeven or slightly below but has excellent future prospects, the best valuation methodology may be a discounted cash flow analysis based upon future projections. If a company is distressed, a liquidation analysis may provide the best indication of enterprise value.

Our methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market-changing events that impact valuation. Because of the type of investments that we make and the nature of our business, this valuation process requires an analysis of various factors. In our valuation process, we use the AICPA's definition of "current sale," which means an "orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale."

Specific  Considerations

The valuation of illiquid private securities is inherently subjective, and as a result we must exercise good judgment in our valuation process. The ultimate goal is a reasonable estimate of fair value determined in good faith and applied consistently.

When we are the controlling shareholder, the discount imposed should generally be less than in the case of a minority position. We may still contemplate the need to discount for the current state of the M&A market or restrictions we may have imposed on us due to our relationship with management or other capital providers.

Ultimately, we refer the valuation process to certified experts at annual reporting periods. The Board of Directors reviews the experts report and ratifies their reasonable conclusions.

Equity  Securities

Equity interests in portfolio companies for which there is no liquid public market are valued based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company's securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

The value of the Company's equity interests in public companies for which market quotations are readily available is based upon the closing public market price for the last day up to and including the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

Loans  and  Debt  Securities

For loans and debt securities, to the extent that we invest in them, fair value generally approximates cost unless the borrower's condition or external factors lead to a determination of fair value at a lower amount. When the Company receives nominal cost warrants or free equity securities ("nominal cost equity"), the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.


Competition

Virtually all of our existing and potential competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do and, due to our current limited capital, it may be difficult for us to compete successfully with these other companies. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.
Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Certain  Government  Regulations

We operate in a highly regulated environment. The following discussion generally summarizes certain government regulations applicable to business development companies.

Business  Development  Company.

A BDC is defined and regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. BDCs generally are designed to provide stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies. As a BDC, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

* Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

* Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

* Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An  eligible  portfolio  company"  means  any  issuer  that:

     (A) Is organized under the laws of, and has its principle business in, any state or states:

     (B) Is neither an investment company as defined in section 3 of the 1940 Act (other than a Small business investment company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly owned subsidiary of the business development company) nor a company which would be an investment company except for the exclusion from the definition of investment company in section 3(c) of the 1940 Act, and

     (C)  Satisfies  one  the  following:

          (i) It does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under section 7 of the Securities Exchange Act of 1934;

          (ii) It is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such Eligible Portfolio Company and, as a result of such control, has an affiliated person who is a director of such Eligible Portfolio Company;

          (iii) It has total assets of not more than $4,000,000, and capital and surplus (shareholders' equity less retained earnings) of not less than $2,000,000, except that the SEC may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or

          (iv) It meets such other criteria as the SEC may, by rule, establish.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders unless we meet the applicable asset coverage ratio at the time of the distribution. See "Risk Factors."

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics generally does not permit investment by our employees in securities that may be purchased or held by us.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

We expect that we will be periodically examined by the SEC for compliance with the 1940 Act.

Employees

As of March 24, 2006, we had one full-time employee, not represented by a union. We believe that our relationship with our employee is good.

Controls  and  Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management. Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name  Changes

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

ITEM  2.  PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our administrative and principal executive offices are located at 2650 Biscayne Boulevard, 1st Floor, Miami, Florida 33137. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

ITEM  3.  LEGAL  PROCEEDINGS

 On December 30, 2005, the Company filed a complaint in US District Court for the Southern District of Florida against its former management and directors alleging inappropriate issuance of Company shares to themselves and their affiliates. On March 22, 2006 the Company settled the lawsuit in exchange for former management's agreement to relinquish all rights to approve, authorize or consent to current managements decisions as contained in the LLC Purchase Agreement between the Company and the owners of Aventura Networks LLC. The Company believes the complaint had merit but did not wish to harm innocent third parties in the event these shares were further distributed. Furthermore, previous management refused to relinquish their aforementioned rights and indicated their intention to block our acquisition of Ohio Funding Group, Inc. as announced in our February 21, 2006 Memorandum of Understanding and Intent with Horvath Holdings, LLC unless we settled by dismissing the lawsuit.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2005.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price  Range  of  Common  Stock

 Our common stock is quoted by Over the Counter Bulletin Board under the symbol "AVNT". The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Over the Counter Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.


                                                        BID
                                                        ---
                                                HIGH           LOW
                                               -------       -------
Year Ended December 31, 2005:
                               First Quarter   $0.0090       $0.0030
                               Second Quarter  $0.0070       $0.0020
                               Third Quarter   $0.0034       $0.0008
                               Fourth Quarter  $0.0012       $0.0003

Year Ended December 31, 2004:

                               First Quarter   $0.0500       $0.0240
                               Second Quarter  $0.0450       $0.0200
                               Third Quarter   $0.0350       $0.0180
                               Fourth Quarter  $0.0150       $0.0030

Year Ended December 31, 2003:

                               First Quarter   $0.0600       $0.0200
                               Second Quarter  $0.0450       $0.0150
                               Third Quarter   $0.0300       $0.0150
                               Fourth Quarter  $0.0900       $0.0350


                                                                                      CLOSING
                                                                                     BID PRICE
Year Ended December 31, 2005:
                                                                                     Premium of      Premium or
                                                                                     High Sales   Discount of Low
                                                                                      Price to     Sales Price to
                                                          NAV 2     High      Low       NAV 3          NAV 3        Dividends
                                                        ---------  -------  -------  -----------  ----------------  ----------
                               2nd Quarter (commencing
                               March 15, 2005) 1        $ 0.0033   $0.0450  $0.0200        1377%             612%   $        -
                               3rd Quarter              $ 0.0004   $0.0350  $0.0180        7871%            4048%   $        -
                               4th Quarter              $(0.0001)  $0.0150  $0.0030      -10861%           -2172%   $        -


1     Date  of  our  election  to  become  regulated  as  a  BDC  under  the  1940  Act.
2     NAV  per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on  the  date  of  the high  and  low  sales  prices.  The  NAVs  shown  are  based  on  outstanding  shares  at  the end  of  each  period.
3     Calculated  as  of  the  respective  high  or  low  closing  sales  price  divided  by  the  quarter  end  NAV.

While shares of our common stock currently trade in excess of our net asset value, there can be no assurance, however, that our shares will continue to trade at such a premium (to net asset value). On March 28, 2006, the last sales price of our common stock was $0.0031. As of March 28, 2006, there were approximately 346 holders of record of our common stock.

Penny  Stock  Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or traded on the NASDAQ system, if current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction (by a person other than an established customer or an "accredited investor") in a penny stock, among certain other restrictions, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. In addition, the penny stock rules require a uniform two day waiting period following delivery of the standardized risk disclosure document and receipt of a signed and dated acknowledgement of receipt of such disclosure document before the penny stock transaction may be completed.

The broker-dealer also must provide, prior to effecting any transaction (by a person other than an established customer or an "accredited investor") in a penny stock, the customer with (a) bid and offer quotations for the penny stock;
(b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We anticipate reinvesting profits, if any, into the business. As of the end of our 2005 fiscal year, our board had not declared any dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a business development company under the 1940 Act and due to provisions in future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as an RIC. We cannot assure stockholders that they will receive any dividends and distributions or dividends and cash or stock distributions at a particular level.

Recent  Sale  of  Unregistered  Securities

A. On May 13, 2005 the Company granted 150,000,000 shares of its previously un-issued unrestricted free-trading common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman in exchange for settlement of loans totaling $103,500. The shares were valued at $0.007 per share or $1,050,000 on May 13, 2005. The difference between the loan and value of the securities was recorded as $946,500 in non-cash compensation. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

B. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued unrestricted free-trading common stock to Big Apple Consulting USA, Inc. pursuant to a June 7, 2005 Consulting Agreement and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 of which $48,000 was expensed. The term of the agreement was three months and the agreement was cancelled after two months. 6,000,000 shares were returned to the Company and retired. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of
     Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

C. On May 26, 2005 the Company issued 30,000,000 shares of its previously un-issued unrestricted free-trading common stock to the Coleman Family Trust and recorded the issuance as non-cash compensation valued at $0.004 per share or $120,000 which was expensed immediately. The Coleman Family Trust is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

D. On May 26, 2005 the Company issued 32,000,000 shares of its previously un-issued unrestricted free-trading common stock to Vega 7 Entertainment and recorded the issuance as non-cash compensation valued at $0.004 per share or $128,000 which was expensed immediately. Vega 7 Entertainment is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

E. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued unrestricted free-trading common stock to Stephen Kern and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. Stephen Kern was a consultant to the Company providing investor relations. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

F. On May 26, 2005 the Company issued 15,000,000 shares of its previously un-issued unrestricted free-trading common stock to Peter Klamka and recorded the issuance as non-cash compensation valued at $0.004 per share or $60,000 which was expensed immediately. Peter Klamka was an outgoing director of the Company. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

G. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued unrestricted free-trading common stock to Mark Rolland and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 which was expensed immediately. Mark Rolland was a consultant to the Company. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

H. On May 26, 2005 the Company issued 35,000,000 shares of its previously un-issued unrestricted free-trading common stock to Wilshire Capital LTD. and recorded the issuance as non-cash compensation valued at $0.004 per share or $140,000 which was expensed immediately. Wilshire Capital LTD. is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

I. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued unrestricted free-trading common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of
     Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

J. On May 27, 2005, the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owner of Aventura Networks LLC is entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted free-trading shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on November 3, 2005 and an additional sixty million
     (60,000,000) previously un-issued unrestricted free-trading shares on December 29, 2005 towards satisfaction of the obligations for the initial draw amount and the Company's Board approved the issuances. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of December 31, 2005 $40,544.53 has been amortized as a cost of financing. For financial reporting purposes, all shares issued to Dutchess are not considered issued or outstanding until a final settlement date is achieved. At December 31, 2005 however the issued shares to Dutchess are considered dilutive for purposes of the computation of diluted earnings per share. In February 2006 an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess and in March 2006 a final fifteen million (15,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release.

K. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance to Aventura Holdings, Inc. - old in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724. Aventura Holdings, Inc. - old distributed its shares and anti-dilution rights to its sole shareholder (Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004) then merged with the Company on October 17, 2005. The Company adopted the name Aventura Holdings, Inc. - new and Aventura Holdings, Inc. - old was dissolved.

L. On December 29, 2005 the Company issued 500,000,000 shares of its previously un-issued restricted common stock in an exempt issuance to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 as additional shares due the owners of Aventura Networks, LLC under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement (See Item 5J and 5K).

M. On December 29, 2005 300,000,000 additional shares of restricted common stock became issuable under the anti-dilution provision of the Aventura Networks, LLC Purchase Agreement (See Item 5J and 5K).

ITEM  6.  SELECTED  FINANCIAL  DATA

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended December 31, 2005, and 2004, are derived from our financial statements that have been audited by Salberg & Company, PA, our independent registered public accounting firm. This selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in this Annual Report. We may use words such as "anticipates," "believes," "expects," "intends", "will", "should," "may" and similar expressions to identify forward-looking statements. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations. Undue reliance should not be placed on such forward-looking statements, as such statements speak only as of the date on which they are made. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Annual Report on Form 10-K. We undertake no duty to update any forward-looking statements made herein. Additional information regarding these and other risks and uncertainties is also contained in our other periodic filings with the SEC.

Certain statements in this report that relate to estimates or expectations of our future performance or financial condition may constitute "forward-looking statements." The forward-looking statements involve risks and uncertainties, including, but not limited to, statements as to:

*   our  future  operating  results;

*   our  business  prospects  and  the  prospects  of  our  portfolio companies;

*   the  impact  of  investments  that  we  expect  to  make;

* the dependence of our future success on the general economy and its impact on the industries in which we invest;

*   the  ability  of  our  portfolio  companies  to  achieve  their  objectives;

*   our  expected  financings  and  investments;

*   the  adequacy  of  our  cash  resources  and  working  capital;  and

* the timing of cash flows, if any, from the operations of our portfolio companies.

Overview

Aventura Holdings, Inc. ("Aventura", "we", "us", "our", or the "Company") is a publicly held Miami, Florida based Business Development Company engaged in making investments in operating companies that desire to go public or engage in a liquidity event but that otherwise lack the institutional infrastructure, capital resources, or management expertise necessary to accomplish such liquidity events. For many companies, going public or engaging in a liquidity event is a challenging process. We have developed investment and due diligence processes that we believe will allow us to identify companies that possess the qualities and characteristics necessary to undertake such liquidity events successfully.

On March 15, 2005, we filed Form N-54A with the SEC and elected to be regulated as a BDC pursuant to Section 54 of the Investment Company Act of 1940. As a result of our new status, we now operate as an investment company and plan to announce a number of investments in the future, each of which will be designed to build an investment portfolio and enhance the Company's shareholder value. It was our intention to provide capital and advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. As a BDC, we expect to derive our revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn around companies. Additionally, we intend to provide fee based business expertise through in-house consultants and contract consultants.

As a BDC, we can be structured in a manner more consistent with our business strategy. As a result, we believe we were positioned to raise capital in a more efficient manner and to develop and expand our business interests. We did not intend to limit potential investments to just one line of business or industry, as the investments, in total, will enhance value to stockholders through capital appreciation and payments of dividends to us by our investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to private and small public companies in the United States. BDCs, like all closed-end funds (and mutual funds), are regulated by the 1940 Act. BDCs report to stockholders like traditional operating companies and file regular quarterly and annual reports with the SEC. BDCs are required to make available significant managerial assistance to their portfolio companies.

On March 7, 2006 management completed its offering under Regulation 1-E and recommended the Board file a Preliminary Information Statement to propose a shareholder vote to withdraw its BDC election. Pending the Board's concurrence and completion of the Preliminary Information Statement, the Company will file a Definitive Information Statement setting the shareholder meeting to vote on the BDC withdrawal. Assuming shareholder approval the Company will file Form 54C notifying the Commission that pursuant to provisions of form 54(c), we will be withdrawing our election to be subject to Sections 55 through 65 of the Investment Company Act.

The results of operations for 2005 are divided into two periods. The two and one half month period, representing the period January 1, 2005 through March 15, 2005, reflects the Company's results prior to operating as a BDC. The nine and one half month period from March 15, 2005 through December 31, 2005, reflects our results as a BDC.
Accounting principles used in the preparation of the financial statements beginning March 15, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of this period is not directly comparable. The primary differences in accounting principles relate to the carrying value of investments - see corresponding notes later for further discussion.

As reflected in the accompanying financial statements, we have a net loss of $2,782,265 from March 16, 2005 through December 31, 2005 as a BDC, a net loss of $178,840 from January 1, 2005 through March 15, 2005 prior to election as a BDC and net cash used in operations of $184,906 for the year ended December 31, 2005. Additionally, we have a working capital deficiency of $20,355, a stockholders' deficiency of $320,368 and an accumulated deficit of $11,407,252 at December 31, 2005.

Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. We presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately successfully implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Recent  Developments

On February 23, 2006, the Company announced that it entered into a Memorandum of Understanding and Intent (MOU) with Horvath Holdings, LLC to acquire 30% of Ohio Funding Group, Inc. in exchange for 200,000,000 shares of restricted Company stock. Integrated into the MOU is a one year option for Horvath to purchase a controlling interest in Aventura through the sale of other Horvath controlled entities to Aventura either in a single transaction or a series of transactions.

Once we enter into a binding agreement with Horvath Holdings, LLC our future operating business and ownership will change. Therefore, management determined that continuing as a BDC is not practical or appropriate and that it is in the Company's best interest to un-elect BDC status in the second fiscal quarter of 2006. Un-electing this status requires a shareholder vote but, inasmuch as one shareholder holds a majority of our stock, we have determined that we can make this election upon submitting the matter to this one shareholder and then filing an information statement (a "Form 14C"). Therefore, in order to withdraw from its BDC status, the Company will first be required to file a Form 14C Preliminary Information Statement regarding the proposed shareholder vote to withdraw its BDC election, and any other matters to be voted on by shareholders. The company will not be seeking proxies as the Company believes that a majority of its outstanding stock is controlled by one shareholder who will vote in favor of the BDC withdrawal. Upon completion of the Preliminary Information Statement, the Company will then file a Form 14C Definitive Information Statement, setting the shareholder meeting to vote on the BDC withdrawal. The Company will then hold the shareholder meeting. Assuming majority shareholder approval to withdraw the BDC election, the Company will then file a Form N-54C notifying the Securities and Exchange Commission that, pursuant to the provisions of Section 54(c), it is withdrawing its election to be subject to Sections 55 through 65 of the Investment Company Act. Upon completion of this process, the Company will no longer be subject to the Investment Company Act but will continue as an operating reporting public company, and will still be subject to the Securities Exchange Act of 1934. Under the rules of the Securities and Exchange Commission, the election to terminate status as a BDC cannot become effective until at least 20 days after the accompanying Information Statement has been distributed to the stockholders of the Company. We expect the termination of such status, and the appropriate filing to be made with the Securities and Exchange Commission, on or about April 25, 2006.

Management conducted its due diligence on Ohio Funding Group, Inc. and other Horvath Holdings, LLC investments. Horvath owns and operates successful automobile dealerships and finance companies concentrating in the sub-prime market. Horvath executives have decades of automobile industry experience including key public company positions. If Horvath exercises their option discussed in our MOU and takes control of Aventura, we expect to pursue a different business model consistent with their experience including possible further acquisitions within the automobile industry. We believe management's plan will allow the Company to continue as a going concern.

Going  Concern

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations, net loss of $2,782,265 for the nine and one half months ended December 31, 2005 as a BDC; a net loss of $178,840 for the two and one half months ended March 15, 2004 prior to election as a BDC and net cash used in operations of $184,906 for the year ended December 31, 2005; working capital deficiency of $20,355, a stockholders' deficiency of $320,368 and an accumulated deficit of $11,407,252 at December 31, 2005, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Critical  Accounting  Estimates  and  Policies

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include valuation of common stock for services, the valuation of our investments and the valuation allowance for deferred tax assets. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 "Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

Fair  Value  of  Financial  Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2005.

Valuation  of  Common  Stock  Issued  For  Services

The Company issued common stock to several parties during the years ended December 31, 2005 and 2004. For all of these issuances, valuation was determined based upon the stock closing price on the date of grant.

Valuation  of  Investments

As a business development company, the Company's business plan calls for it to invest primarily in illiquid securities issued by private companies ("Private Investments"). These Private Investments are generally subject to restrictions on resale and generally have no established trading market. The Company values its Private Investments at fair value as determined in good faith by the Company's board of directors in accordance with the Company's valuation policy during interim reporting periods and annually by an independent valuation firm with Board ratification. The Company determines fair value to be the amount for which an investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company's valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. The Company intends to record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company intends to record unrealized appreciation if it has a clear indication that the underlying portfolio company has appreciated in value and, therefore, the Company's security has also appreciated in value. Under this valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether a private investment has increased in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Valuation  Allowance  For  Deferred  Tax  Assets  And  Liabilities

In assessing the recoverability of deferred tax assets and liabilities, management considers whether it is more likely than not that some portion or all of the deferred tax assets and liabilities will be realized.

                            AVENTURA HOLDINGS, INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
                            STATEMENTS OF OPERATIONS

                                               POST BDC ELECTION  PRE BDC ELECTION  FOR THE YEAR  FOR THE YEAR
                                                   FROM MARCH 16  FROM JANUARY 1      ENDED            ENDED
                                                THRU DECEMBER 31   THRU MARCH 15    DECEMBER 31     DECEMBER 31
                                                  --------------  --------------  --------------  --------------
                                                       2005             2005           2004            2003
                                                  --------------  --------------  --------------  --------------
INVESTMENT AND PRE-BDC OPERATING INCOME:

 Operating Revenues - Pre-BDC                     $           -   $       5,000   $       8,090   $      42,398
 Investment Income - Portfolio Investments
  Dividends                                                   -             N/A             N/A             N/A
  Interest                                                    -             N/A             N/A             N/A

EXPENSES:

  Compensation                                          979,500               -       1,547,708         153,486
  Amortization                                                -               -               -          10,192
  Bad debt                                               50,912                          10,000           6,600
  Consulting                                            664,000         149,000       2,209,725         162,177
  Debenture penalties                                         -               -          30,000         485,245
  Debt issuance cost amortization                             -               -          92,400          13,000
  Impairment loss                                             -               -               -          20,910
  Investor Relations                                     42,852               -               -               -
  Professional Fees                                      66,820           2,729          33,603          74,387
  Finance cost                                           40,545                               -               -
  General & Administrative Expenses                      36,912          34,960         159,676         135,799
                                                  --------------  --------------  --------------  --------------

 Total Expenses                                       1,881,541         186,689       4,083,112       1,061,796
                                                  --------------  --------------  --------------  --------------

 Net Investment and Pre-BDC Operating Loss           (1,881,541)       (181,689)     (4,075,022)     (1,019,398)

REALIZED AND UNREALIZED GAIN (LOSS) FROM
INVESTMENTS AND OTHER INCOME (EXPENSES) - PRE-BDC:

  Unrealized (loss) on investments                     (900,724)            N/A             N/A             N/A
  Settlement expense                                          -               -        (144,527)        (36,500)
  Interest expense                                            -               -         (58,812)       (329,965)
  Interest income                                             -               -               -           6,600
  Loss on foreclosure of loan payable                         -               -      (1,008,885)              -
  Recovery of bad debt                                        -           2,849           9,462          19,129
                                                  --------------  --------------  --------------  --------------
Total Other Income and (Expenses) - Pre-BDC            (900,724)          2,849      (1,202,762)       (340,736)

  Minority Interest in Subsidiary Loss                        -               -               -           5,097

NET LOSS                                          $  (2,782,265)  $    (178,840)  $  (5,277,784)  $  (1,355,037)
                                                  ==============  ==============  ==============  ==============

NET LOSS PER SHARE:

 Net Loss Per Common Share -
  Basic and Diluted                               $           -   $           -   $       (0.03)  $       (0.04)
                                                  ==============  ==============  ==============  ==============

 Weighted Average Common Shares Outstanding -
  Basic and Diluted                               1,959,700,621     323,657,813     172,367,734      30,210,585
                                                  ==============  ==============  ==============  ==============

Note: To help the reader better understand our 2005 results, 2005 is a combination of the nine and one half months ended December 31, 2005 (operations as a BDC) and the two and one half months ended March 15, 2005 (operations prior to becoming a BDC). All references to 2004 and 2003 represent the year ended December 31, 2004 and 2003 as operations prior to becoming a BDC.

2005  versus  2004

Revenues:


Revenue  decreased  $4,090  or  51%,  to  $5,000  for 2005 from $8,090 for 2004.

Operating  Expenses:

Operating expenses decreased $2,014,882, or 49%, to $2,068,230 for 2005 from $4,083,112 for 2004. The decrease was primarily the result of a $1,396,725 decrease in consulting and a $568,208 decrease in compensation. The decrease in consulting and compensation was primarily from the issuance of stock for services.

Income  Tax  Expense:

Income tax expense was not accrued in 2005 or 2004. The Company continues to suffer net losses and the certainty of benefiting from the income tax effects from the net losses is unclear due to our ability to continue as a going concern.

Unrealized  Loss  on  Investments:

We reported an unrealized loss of $900,724 resulting from the unrealized decrease in the carrying value of our investments at December 31, 2005. At December 31, 2004 we did not account for investments in the same manner as we did in 2005 as a BDC.

Loss  on  Foreclosure  of  Loan  Payable

We incurred a loss when our creditor foreclosed on collateralized shares in 2004. The loss was the difference between the fair market value of the shares and the value of the debt.

As a result of these factors, we reported a net loss of $2,9611,105 or $(nil) per share for the year ended December 31, 2005 as compared to a net loss of $5,277,784 or ($.03) per share for the year ended December 31, 2004.

2004  versus  2003

Revenue:

Revenues for the year ended December 31, 2004 were $8,090 as compared to revenues for the year ended December 31, 2003 of $42,398 and were derived from our consolidated subsidiary, Radio X Network.

Operating  Expenses:

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

Income  Tax  Expense:

Income tax expense was not accrued in 2004 or 2003. The Company continues to suffer net losses. It is not certain whether the Company will benefit from the carry-forward of these cumulative net losses for the income tax effects to be realized due to our ability to continue as a going concern.

Liquidity  and  Capital  Resources:

Cash was $0 at December 31, 2005 as compared to $19,852 at December 31, 2004 and working capital deficit was $20,355 at December 31, 2005 as compared to $51,011 at December 31, 2004. The decrease in the working capital deficit was primarily the result that in 2005 the Company decreased its current debt utilizing non-current financing. Net assets decreased $231,230 from $89,138 at December 31, 2004 to a net liability position of $320,368 at December 31, 2005. As a result, the Company may not be in compliance with the 1940 Act asset coverage requirements for a BDC.

Operating  Activities

Cash used in operating activities was $184,906 for 2005 as compared to $161,627 for 2004.

Investing  Activities

Cash used in investing activities was $191,446 for 2005 compared to cash used in investing activities of $0 for 2004. The change relates to the Company's BDC investments in portfolio companies in 2005 whereas the Company was not a BDC in 2004.

Financing  Activities

Cash flows provided by financing activities was $356,500 for 2005 compared to $79,600 for 2004. The increase in cash provided by financing activities was primarily due to $299,925 of cash proceeds received by the Company from the Dutchess Stock Purchase Agreement.

Our  principal  uses  of  cash  to  date  have  been  for  operating activities.

Debt

Equity  Financing

On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owners of Aventura Networks LLC are entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted free-trading shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on November 3, 2005 and an additional sixty million
(60,000,000) previously un-issued unrestricted free-trading shares on December 29, 2005 towards satisfaction of the obligations for the initial draw amount and the Company's Board approved the issuances. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of December 31, 2005 $40,545 has been amortized as a cost of financing. For financial reporting purposes, all shares issued to Dutchess are not considered issued or outstanding until a final settlement date is achieved. At December 31, 2005 however the issued shares to Dutchess are considered dilutive for purposes of the computation of diluted earnings per share. In February 2006 an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess and in March 2006 a final fifteen million (15,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release.

Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not generated sufficient cash from our planned BDC operations to fund our operating activities through the end of 2005. Presently, our only source of cash is from external financing in the form of debt or the issuance of our common stock. We cannot assure you that we can obtain sufficient proceeds, if any, and borrowings or the sale of our common stock under any financing structures we are able to secure that will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the implied market value of our Common Stock and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

As a result of the above items, we believe that we will have sufficient operating cash to meet our required expenditures for the next 12 months. For a further discussion related to our ability to have sufficient cash flow to meet our planned expenditures, please see "2006 Outlook," below.

Contractual  Obligations  and  Commercial  Commitments

We have no contractual obligations or commitments which we expect to utilize liquid assets.

Off-Balance  Sheet  Arrangements

On February 23, 2006, the Company announced that it entered into a Memorandum of Understanding and Intent (MOU) with Horvath Holdings, LLC to acquire 30% of Ohio Funding Group, Inc. in exchange for 200,000,000 shares of restricted Company stock. Integrated into the MOU is a one year option for Horvath to purchase a controlling interest in Aventura through the sale of other Horvath controlled entities to Aventura either in a single transaction or a series of transactions.

We have no other Off-Balance Sheet arrangements at either December 31, 2005 or 2004.

Recent  Accounting  Developments

The Financial Accounting Standards Board ("FASB") has recently issued several new accounting pronouncements, which may apply to the Company.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non-monetary Assets - An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

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

2006  Outlook

The ability to implement our business plan successfully will be heavily dependent on securing additional capital from the issuance of our common stock or through debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to our management.

In March 2005, we filed an election to become subject to Sections 55 through 65 of the 1940 Act, such that we could commence conducting our business activities as a BDC. In April 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offering, we filed a Form 1-E with the SEC, which was reviewed in the ordinary course and a comment letter was issued. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. We have not sold or issued any new shares which we were not contractually committed under our proposed offering and, until the completion of this process; we have voluntarily suspended the proposed offering. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.

The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Report.

The Company, under the direction of prior management granted and issued common stock to prior management both before and after its election as a BDC on March 15, 2005 which may have violated certain sections of the 1940 Act. Current management is taking action to remedy such potential violations. As the result of the improper issuances the Company may incur liabilities which management could not estimate as of the date of this report.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

Risk  Factors

An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Annual Report on Form 10-K, the following specific risks, not listed in any particular order of priority, should be considered carefully in evaluating the Company, its business, and its common stock.

We are highly dependent upon management, none of whom has significant experience in managing a BDC.

The Company's future success depends on the continued contribution of key management, some of whom would be difficult to replace. The Company's growth and profitability depend on its ability to attract and retain skilled employees and on the ability of its officers and key personnel to manage the assets successfully and to provide management assistance to the Company's investee companies. If the services of these individuals would be unavailable to the Company for any reason, the Company would be required to obtain other executive personnel to manage and operate the Company and to provide management assistance to the Company's investee companies. In such event, there can be no assurance that the Company would be able to employ qualified persons on terms favorable to the Company. Further, none of our directors or executive officers have experience in corporate finance and mergers and acquisitions transactions nor any significant operational BDC experience or experience in investing on behalf of BDCs.

This  is  a  highly  speculative  investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

We  suffered  a  significant  operating  loss  in  2005.

During the period from March 16, 2005 to December 31, 2005 operating as a BDC, our net loss was $2,782,265. Although we believe that we are now adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

Risk  involved  in  new, developing businesses in which the Company will invest.

The Company's initial investment portfolio is expected to consist primarily of high-risk investments in new and developing companies. Successful achievement of the investment objectives of the Company is dependent upon the growth in value of the securities of these unseasoned companies. Whether this appreciation in value will occur depends upon numerous factors outside the control of the Company. The Company anticipates that it may take significant investment positions in companies that are listed or to be listed on US Equity Markets, and the OTC Bulletin Board. Moreover, the Company's task of identifying and helping to build successful new and emerging enterprises is difficult. In light of the Company's lack of operating history as a BDC, the likelihood of the future success of the Company must be evaluated in light of the problems, expenses, difficulties, risks, and complications frequently encountered in connection with similarly situated companies. There can be no assurance that the Company will be successful in identifying and developing these ventures.

Current  management  controls  our  outstanding  Common  Stock.

Our officers and directors and related entities own a majority of the issued and outstanding Common Stock. It can be expected that the officers and directors will be able to continue to control the Company's Board of Directors and its policies. However, control of Aventura may be acquired by Horvath Holdings, LLC if the Horvath agreement follows the terms of the Memorandum of Understanding and Intent and Horvath exercises certain options (see the MOU discussion in Part
I).

You  will  be  diluted  if  we  issue  additional  Common  Stock.

From time to time, the Company may issue additional equity securities. There can be no assurance that the pricing of any such additional securities will not be lower than the price at which you purchased your securities in the open market.

Management  has  discretionary  use  of  Company  assets.

We are not currently engaged in any substantive business activities. We continue to look for and investigate other business opportunities that are consistent with our business plan. Accordingly, management has broad discretion with respect to the investments. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, it will have broad discretion in allocating these funds. There can be no assurance that the management's use or allocation of such proceeds will allow it to achieve its business objectives.

We  expect  that  each  of  our  investments  initially  will  be  illiquid.

We expect that we will generally acquire our investments directly from the issuer in privately negotiated transactions. We expect that the majority of the investments in our portfolio will typically have no established trading market. We expect that we will exit much of each of our investments when the portfolio company has a liquidity event, such as a public offering of the portfolio company. The illiquidity of our investments may adversely affect our ability, to dispose of equity securities of our portfolio companies at times when it may be otherwise advantageous for us or our stockholders to liquidate such securities. In addition, if we, or our stockholders, were forced to liquidate some or all of the investments immediately, the proceeds of such liquidations could be significantly less than otherwise.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of the companies in which we might make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a meaningful liquidity event, such as a public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

We may not borrow money unless we maintain asset coverage for indebtedness of at least 200%, which may affect returns to stockholders.

We must maintain asset coverage for total borrowings of at least 200%. Our ability to achieve our investment objective may depend in part on our continued ability to maintain a leveraged capital structure by borrowing funds from various sources on favorable terms. There can be no assurance that we will not borrow funds in an amount, which, when compared to the aggregate value of our assets, will permit us to maintain such leverage. As of December 31, 2005 the Company may not be in compliance with the asset coverage requirements for a BDC. If we do not maintain such minimum 200% asset coverage ratio and our asset coverage declines to less than 200%, we may be required to sell a portion of our investments when it is disadvantageous to do so.

We  operate  in  a  competitive  market  for  investment  opportunities.

We compete for investments with a large number of private equity funds and mezzanine funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

We are regulated by the SEC and other federal and state regulatory agencies. In addition, changes in the laws or regulations that govern business development companies, regulated investment companies, real estate investment trusts, and small business investment companies may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

Our ability to invest in private companies may be limited in certain circumstances.

If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

Results  may  fluctuate  and  may  not  be  indicative  of  future  performance.

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the degree to which we encounter competition in our markets, and general economic conditions.

Our  common  stock  price  may  be  volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

* price and volume fluctuations in the overall stock market from time to time;

* significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

* volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or LEAPs, or short trading positions;

* changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

* actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

*    general  economic  conditions  and  trends;

*    loss  of  a  major  funding  source;  or

*    Departures  of  key  personnel.

We have a limited operating history as a BDC which may affect our ability to manage our business and may impair your ability to assess our prospects.

We were incorporated in 1990 but only commenced business and investment operations as a BDC in mid-March 2005. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or other securities could decline substantially. We have limited operating history. As a result, we have few operating results under these regulatory frameworks that can demonstrate either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a BDC, our operating flexibility would be significantly reduced.

Our business model depends to a significant extent upon strong referral relationships with venture capital, private equity fund sponsors and other investment banking and financial institutions, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain relationships with venture capital, private equity firms, and investment banking and financial institutions, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of equity or debt investments.

Regulations governing our operations as a BDC affect our ability to and the manner in which we raise additional capital, which may expose us to risks.

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness, or preferred stock, and we may borrow money from banks or other financial institutions (collectively "senior securities") up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the stock would rank "senior" to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from stockholders and independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease and you might experience dilution.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for the purposes of distributions, may have an adverse effect on the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest. Therefore, effective March 16, 2005, the Company no longer consolidates Radio X Network and Radio TV Network.

The results of operations for 2005 are divided into two periods. The period from January 1, to March 15, 2005 represents the period prior to BDC election and the period from March 16, 2005 to December 31, 2005 representing the periods the Company operated as a BDC. Accounting principles used in the preparation of the financial statements beginning March 16, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in March 2005.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

Because we had no long-term debt other than the Dutchess debt payable with equity and do not expect that, in the next 12 months we will incur any (although there can be no assurance that the funds that we will require to operate our business during that period will be available to us through sales of our equity or through short-term borrowings), we do not consider a principal risk to be interest rate fluctuations. If, in the future, we incur, or consider incurring, a material amount of long-term debt, the occurrence of such event could result in interest rate fluctuations becoming a principal risk. Currently, we consider our principal market risk to be the fluctuations of the valuations of the investment portfolio.

Our investments are carried at fair value, as determined by independent valuation experts and ratified by the Board of Directors. We expect to value publicly traded investments at the closing price on the valuation date. We expect to value debt and equity securities that are not publicly traded, or that we are restricted from trading, at fair value as determined by independent valuation experts and ratified by the Board of Directors. In making such determination, we expect that the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity, or other securities, we expect that the independent valuation experts will determine the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned at other times.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                            AVENTURA HOLDINGS, INC.
                         (F/K/A SUN NETWORK GROUP, INC.)
                               TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----

Report of Independent Registered Public Accounting Firm            F-1

Balance Sheets at December 31, 2005 and 2004                       F-2

Statements of Operations from January 1, 2005 through March 15,
2005, (Pre-BDC) from March 16, 2005 through  December 31, 2005,
(Post-BDC) and for the Years Ended December 31, 2004 and 2003      F-3

Statements of Cash Flows From January 1, 2005 through March 15,
2005, (Pre-BDC) From March 16, 2005 through December 31, 2005,
(Post-BDC) and for the Years Ended December 31, 2004 and 2003      F-4


Statements of Changes in Stockholders' Equity (Deficiency) for
the years ended December 31, 2005, 2004 and 2003                   F-5

Statement of Changes in Net Assets From March 16, 2005 through
December 31, 2005                                                  F-6

Schedule of Investments at December 31, 2005                       F-7

Schedule of Financial Highlights From March 16, 2005 through       F-8
December 31, 2005

Notes to Financial Statements                                      F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Shareholders  of:
    Aventura  Holdings,  Inc.

We have audited the accompanying balance sheets of Aventura Holdings, Inc., including the schedule of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the period from January 1, 2005 to March 15, 2005 (pre-BDC), period from March 16, 2005 to December 31, 2005 (post -BDC) and for the years ended December 31, 2004 and 2003 and the schedule of changes in net assets and schedule of financial highlights for the period from March 16, 2005 to December 31, 2005. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

As more fully discussed in Note 1 to the financial statements, accounting principles used in the preparation of the financial statements beginning March 16, 2005 (upon conversion of the Company to a Business Development Company under the Investment Company Act of 1940) are different than those of prior periods and therefore are not directly comparable to those prior periods.

As more fully discussed in Note 4 to the financial statements, securities amounting to zero (0% of total assets and 0% of net assets) have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Aventura Holdings, Inc. at December 31, 2005 and 2004, and the results of its operations, and its cash flows for the period from January 1, 2005 to March 15, 2005 (pre-BDC), period from March 16, 2005 to December 31, 2005 (post -BDC) and for the years ended December 31, 2004 and 2003 and the changes net assets and financial highlights for the period from March 16, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and net loss for the period from March 16, 2005 to December 31, 2005 of $2,782,265, net loss for the period from January 1, 2005 to March 15, 2005 of $178,840, cash used in operation of $184,906 in 2005, working capital deficiency of $20,355, stockholders' deficiency of $320,368 and accumulated deficit of $11,407,252 at December 31, 2005 raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG  &  COMPANY,  P.A.
Boca  Raton,  Florida
March  27,  2006

                            AVENTURA HOLDINGS, INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
                                 BALANCE SHEET

                                                           DECEMBER 31
                                                                        2004
                                                       2005          (PRE-BDC)
                                                  --------------  --------------
ASSETS:
 Current Assets:
  Cash and cash equivalents                       $           -   $      19,852
                                                  --------------  --------------
 Total Current Assets                                         -          19,852
                                                  --------------  --------------

 Investments in and Advances to Affiliates:
  Majority owned affiliates                              40,532               -
  Minority owned other non-controlled affiliates              -               -
                                                  --------------  --------------
 Total Investments in Affiliates                         40,532               -
                                                  --------------  --------------

 Other Assets:
  Deferred finance costs                                 21,705               -
                                                  --------------  --------------

TOTAL ASSETS                                      $      62,237   $      19,852
                                                  ==============  ==============

LIABILITIES & SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Accounts payable                                $      20,355   $      23,863
  Due to stockholder                                          -          47,000
                                                  --------------  --------------

 Total Current Liabilities                               20,355          70,863
                                                  --------------  --------------

 Other Liabilities:
  Liability payable with common stock                   362,250               -
                                                  --------------  --------------

 Total Other Liabilities                                362,250               -
                                                  --------------  --------------

 Total Liabilities                                      382,605          70,863
                                                  --------------  --------------

 Minority Interest                                            -          38,127
                                                  --------------  --------------

 Commitments and Contingencies (Note 9)

 Shareholder Equity:

 Common Stock; $0.001 par value; 5,000,000,000
  shares authorized; 2,019,657,813 shares
  issued and 2,019,657,813 outstanding at
  December 31, 2005 and 323,657,813 shares
  issued and outstanding at December 31, 2004         2,019,658         323,658
 Common stock issuable (300,000,000 shares)             300,000               -
 Additional Paid in Capital                           8,767,226       8,180,375
 Accumulated Deficit                                (11,407,252)     (8,446,146)
 Deferred consulting                                          -        (147,025)
                                                  --------------  --------------

 Total Shareholders' Equity                            (320,368)         (89,138)
                                                  --------------  --------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $      62,237   $      19,852
                                                  ==============  ==============

 Net Asset Value Per Share (NAV)                  $       (0.00)  $         N/A
                                                  ==============  ==============

The accompanying notes are an integral part of these financial statements.


                            AVENTURA HOLDINGS, INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
                            STATEMENTS OF OPERATIONS

                                               POST BDC ELECTION  PRE BDC ELECTION  FOR THE YEAR  FOR THE YEAR
                                                   FROM MARCH 16  FROM JANUARY 1      ENDED            ENDED
                                                THRU DECEMBER 31   THRU MARCH 15    DECEMBER 31     DECEMBER 31
                                                  --------------  --------------  --------------  --------------
                                                       2005             2005           2004            2003
                                                  --------------  --------------  --------------  --------------
INVESTMENT AND PRE-BDC OPERATING INCOME:

 Operating Revenues - Pre-BDC                     $           -   $       5,000   $       8,090   $      42,398
 Investment Income - Portfolio Investments
  Dividends                                                   -             N/A             N/A             N/A
  Interest                                                    -             N/A             N/A             N/A

EXPENSES:

  Compensation                                          979,500               -       1,547,708         153,486
  Amortization                                                -               -               -          10,192
  Bad debt                                               50,912                          10,000           6,600
  Consulting                                            664,000         149,000       2,209,725         162,177
  Debenture penalties                                         -               -          30,000         485,245
  Debt issuance cost amortization                             -               -          92,400          13,000
  Impairment loss                                             -               -               -          20,910
  Investor Relations                                     42,852               -               -               -
  Professional Fees                                      66,820           2,729          33,603          74,387
  Finance cost                                           40,545                               -               -
  General & Administrative Expenses                      36,912          34,960         159,676         135,799
                                                  --------------  --------------  --------------  --------------

 Total Expenses                                       1,881,541         186,689       4,083,112       1,061,796
                                                  --------------  --------------  --------------  --------------

 Net Investment and Pre-BDC Operating Loss           (1,881,541)       (181,689)     (4,075,022)     (1,019,398)

REALIZED AND UNREALIZED GAIN (LOSS) FROM
INVESTMENTS AND OTHER INCOME (EXPENSES) - PRE-BDC:

  Unrealized (loss) on investments                     (900,724)            N/A             N/A             N/A
  Settlement expense                                          -               -        (144,527)        (36,500)
  Interest expense                                            -               -         (58,812)       (329,965)
  Interest income                                             -               -               -           6,600
  Loss on foreclosure of loan payable                         -               -      (1,008,885)              -
  Recovery of bad debt                                        -           2,849           9,462          19,129
                                                  --------------  --------------  --------------  --------------
Total Other Income and (Expenses) - Pre-BDC            (900,724)          2,849      (1,202,762)       (340,736)

  Minority Interest in Subsidiary Loss                        -               -               -           5,097

NET LOSS                                          $  (2,782,265)  $    (178,840)  $  (5,277,784)  $  (1,355,037)
                                                  ==============  ==============  ==============  ==============

NET LOSS PER SHARE:

 Net Loss Per Common Share -
  Basic and Diluted                               $           -   $           -   $       (0.03)  $       (0.04)
                                                  ==============  ==============  ==============  ==============

 Weighted Average Common Shares Outstanding -
  Basic and Diluted                               1,959,700,621     323,657,813     172,367,734      30,210,585
                                                  ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these financial statements.


                            AVENTURA HOLDINGS, INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
                            STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED
                                                                    DECEMBER 31
                                                            ---------------------------
                                                       2005            2004             2003
                                                  --------------  --------------  --------------
 Cash flows from operating activities:
  Net loss                                        $  (2,961,105)  $  (5,277,784)  $  (1,355,037)

 Adjustments to reconcile net loss to net cash used in operating activities:

  Amortization of deferred finance costs                 40,545               -               -
  Amortization of deferred issuance costs                     -          92,400          13,000
  Amortization of debt discounts to interest
   expense                                                    -           3,062          13,211
  Amortization of deferred consulting fees              147,025               -               -
  Amortization of intangible asset                            -               -          10,192
  Bad dept expense                                       50,914          10,000           6,600
  Contributed services                                   30,000               -               -
  Impairment loss                                             -               -          20,910
  Interest expense of beneficial conversion
   feature                                                    -               -         246,500
  Loss on foreclosure of loan payable                         -       1,008,885               -
  Stock based consulting expense                        664,000       3,817,326         127,000
  Stock based compensation to officer                   946,500               -               -
  Settlement expense                                          -         144,527          36,500
  Allocation of loss to minority interest                     -               -          (5,097)
  Write down of investment                              900,724               -               -
  Write off of stock subscription receivable                  -         102,500               -

 (Increase) decrease in:

  Prepaids                                                    -          34,000         (34,000)

 Increase (decrease) in:
  Accounts payable                                       (3,509)         17,952         (11,050)
  Accrued interest                                            -          53,997          70,254
  Accrued penalties                                           -          30,000         485,245
  Accrued compensation, related party                         -        (188,492)        129,742
  Interest receivable                                         -         (10,000)         (6,600)
                                                  --------------  --------------  --------------

 Net cash used in operating activities                 (184,906)       (161,627)       (252,630)
                                                  --------------  --------------  --------------

 Cash flows from investing activities:

  Investment in portfolio companies                    (191,446)              -               -
                                                  --------------  --------------  --------------

 Net cash used in investing activities                 (191,446)              -               -
                                                  --------------  --------------  --------------

 Cash flows from financing activities:

  Proceeds from loans payable                            56,500         824,000               -
  Proceeds from convertible debentures                        -               -         226,000
  Proceeds from the sale of common stock                      -          30,000               -
  Proceeds from loan from joint venture partner               -               -          50,000
  Liability payable with common stock - net             315,000               -               -
  Debt issuance costs                                   (15,000)        (71,400)              -
  Payments on convertible debenture                           -        (750,000)              -
  Proceeds from stockholder advance                           -          47,000          (3,242)
                                                  --------------  --------------  --------------

 Net cash provided by financing activities              356,500          79,600         272,758
                                                  --------------  --------------  --------------

 Net decrease in cash                                   (19,852)        (82,027)         20,128

 Cash at beginning of year                               19,852         101,879          81,751
                                                  --------------  --------------  --------------

 Cash at end of period                            $           -   $      19,852   $     101,879
                                                  ==============  ==============  ==============

 Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

  Interest                                        $           -   $           -   $           -
                                                  ==============  ==============  ==============

  Income Taxes                                    $           -   4           -   $           -
                                                  ==============  ==============  ==============

 Non-Cash investing and financing activities:

  Common stock issued for debentures payable      $           -   $      62,188   $      20,005
                                                  ==============  ==============  ==============

  Debt issuance costs deferred in connection with
   convertible debentures                         $           -   $      49,000   $      24,000
                                                  ==============  ==============  ==============

  Common stock issued for accrued compensation    $           -   $           -   $           -
                                                  ==============  ==============  ==============

  Investment in portfolio company - stock based   $    (800,724)  $           -   $           -
                                                  ==============  ==============  ==============

  Deferred finance costs                          $     (47,250)  $           -   $           -
                                                  ==============  ==============  ==============

  Stockholder payable settled with common stock   $    (103,500)  $           -   $           -
                                                  ==============  ==============  ==============

  Deferred consulting fees                        $     (80,000)  $           -   $           -
                                                  ==============  ==============  ==============

The accompanying notes are an integral part of these financial statements.




AVENTURA  HOLDINGS,  INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                                                         Additional
                                                  Common Stock     Common Stock Issuable  Paid-in   Accumulated Deferred
                                             --------------------- ---------------------
                                               Shares     Amount     Shares     Amount    Capital     Deficit  Consulting    Total
                                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
 Balance at December 31, 2002                22,448,487 $   22,448  5,000,000 $    5,000 $1,290,041 $(1,813,325)        - $(495,836)

 Common stock issued in exchange of debt      8,898,328      8,898          -          -     16,107          -          -    25,005
 Common stock issued for settlement           1,000,000      1,000          -          -     35,500          -          -    36,500
 Common stock issued for services rendered   18,000,000     18,000          -          -    245,000          -   (136,000)  127,000
 Warrant issued with convertible debentures           -          -          -          -      3,500          -          -     3,500
 Beneficial conversion value of convertible
   debenture                                          -          -          -          -    246,500          -          -   246,500
 Issuance of previously issuable stock        5,000,000      5,000 (5,000,000)    (5,000)         -          -          -         -
 Net loss                                             -          -          -          -          - (1,355,037)         -(1,355,037)
                                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

 Balance at December 31, 2003                55,346,815     55,346          -          -  1,836,648 (3,168,362) (136,000)(1,412,368)

 Common stock issued for cash and services   53,000,000     53,000          -          -    371,000          -  (291,500)    132,500
 Common stock issued in exchange of debt      6,260,998      6,261          -          -     55,927                           62,188
 Common stock issued for settlement          20,000,000     20,000          -          -    700,000          -         -     720,000
 Common stock issued for services rendered  133,050,000    133,051          -          -  3,403,800          -  (758,000)  2,778,851
 Common stock issued upon foreclosure of
   loans payable                             56,000,000     56,000          -          -  1,813,000          -         -   1,869,000
 Amortization of deferred consulting                  -          -          -          -          -          - 1,038,475   1,038,475
 Net loss                                             -          -          -          -          - (5,277,784)        - (5,277,784)
                                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

 Balance at December 31, 2004               323,657,813    323,658          -          -  8,180,375 (8,446,146)  (147,025)  (89,138)

 Recharacterization of minority interest
  upon  conversion to a BDC                           -          -          -          -     38,127          -          -     38,127
 Amortization of deferred consulting                  -          -          -          -          -          -    147,025    147,025
 Common stock issued in exchange of debt
   and services                             150,000,000    150,000          -          -    900,000          -          -  1,050,000
 Common stock issued for services rendered  166,000,000    166,000          -          -    498,000          -          -    664,000
 Common stock issued in exchange of debt    235,000,000    235,000          -          -     80,000          -          -    315,000
 Common stock classified as liability      (235,000,000)  (235,000)         -          -    (80,000)         -          -  (315,000)
 Common stock issued in exchange for
  portfolio company (Aventura Networks
  LLC) acquisition                        1,380,000,000  1,380,000          -          -   (579,276)         -          -    800,724
 Common stock issuable in exchange for
  portfolio company (Aventura Networks
  LLC) acquisition                                    -          - 300,000,000   300,000   (300,000)         -          -         -
 Contributed services of Chief Executive
  Officer                                             -          -          -          -     30,000          -          -    30,000
 Net loss                                             -          -          -          -         -  (2,961,105)         -(2,961,105)
                                             ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

 Balance at December 31, 2005             2,019,657,813 $2,019,658 300,000,000$  300,000 $8,767,226$(11,407,251)$       - $(320,367)
                                             ========== ========== ========== ========== ========== ========== ========== ==========

The accompanying notes are an integral part of these financial statements.


                            AVENTURA HOLDINGS, INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
                       STATEMENT OF CHANGES IN NET ASSETS
                               DECEMBER 31, 2005

                                                   FROM MARCH 16
                                                      THROUGH
                                                 DECEMBER 31, 2005
                                                 -----------------


Decrease in net assets from operations:

  Net operating loss                                   (2,782,265)
                                                 -----------------

Net decrease in net assets from operations             (2,782,265)

  Common stock transactions                             2,514,724
                                                 -----------------

  Total (decrease) in net assets                         (267,541)

 Net Assets:

  Beginning of Period                                    ( 82,826)
                                                 -----------------

  End of Period                                          (320,368)
                                                 =================

The accompanying notes are an integral part of these financial statements.


                            AVENTURA HOLDINGS, INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
                            SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 2005

                                                                        TITLE OF         PERCENTAGE OF
                                                                     SECURITIES HELD     CLASS HELD ON
         PORTFOLIO                                   PRIMARY             BY THE         A FULLY DILUTED                FAIR
          COMPANY                                    INDUSTRY            COMPANY             BASIS (4)      COST       VALUE
---------------------------------------------  ------------------  ------------------  ----------------  ----------  ----------

 Investments:

 Majority Owned Affiliate (1):

  Radio TV Network, Inc.                             Inactive         Common Stock             100%      $        -  $        -

  Aventura Networks, LLC                        Telecommunications    Member Units             100%         912,032      40,532
                                                                                                         ----------  ----------

 TOTAL MAJORITY OWNED AFFILIATE INVESTMENTS                                                              $  912,032  $   40,532
                                                                                                         ==========  ==========

 Minority Owned Other Controlled Affiliate (2):

  Radio X Network, Inc.                                Media          Common Stock              50%      $  110,000  $        -
                                                                                                         ----------  ----------

 TOTAL MINORITY OWNED OTHER CONTROLLED AFFILIATE INVESTMENTS                                             $  110,000  $        -
                                                                                                         ==========  ==========

 Minority Owned Other Non-Controlled Affiliate (3):

  VoIPBlue.com, Inc.                           Telecommunications     Common Stock              10%         100,000  $        -
                                                                                                         ----------  ----------

 TOTAL MINORITY OWNED OTHER NON-CONTROLLED AFFILIATE INVESTMENTS                                         $  100,000  $        -
                                                                                                         ==========  ==========

 TOTAL INVESTMENTS IN AFFILIATES                                                                         $1,122,032  $   40,532
                                                                                                         ==========  ==========

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


                            AVENTURA HOLDINGS, INC.
                        (F/K/A SUN NETWORK GROUP, INC.)
                        SCHEDULE OF FINANCIAL HIGHLIGHTS
                    FROM MARCH 16 THROUGH DECEMBER 31, 2005

Per Share Data:

                 Net asset value at beginning of period (a)                                  $        (0.00)

                 Net operating income (losses) before investment gains and losses (b)                 (0.00)
                 Net realized gains (losses) on investments (b)                                           -
                 Net unrealized gains (losses) on investments (b)                                         -
                                                                                             ---------------

                 Net increase (decrease) in shareholders' equity from net income (loss)               (0.00)
                                                                                             ---------------

                 Dividends declared                                                                       -
                                                                                             ---------------

                 Net increase (decrease) in stockholders equity resulting from dividends                  -
                                                                                             ---------------

                 Issuance of shares                                                                    0.00
                                                                                             ---------------

                 Net increase (decrease) in stockholders equity relating to share issuances            0.00
                                                                                             ---------------

                 Net asset value at end of period (a)                                        $         0.00
                                                                                             ===============

                 Per share market value at end of period                                     $         0.00
                 Total return (c) (d)                                                               -286.80%
                 Shares outstanding at end of period                                          2,319,657,813

                 Ratio/Supplemental Data:
                 Net assets at end of period                                                 $     (320,368)
                 Ratio of operating expenses to average net assets (annualized)                     -587.31%
                 Ratio of net operating income to average net assets (annualized)                  -4470.44%

     (a)  Based  on  total  shares  outstanding.
     (b)  Based  on  weighted  average  shares  outstanding.
     (c)  Total return equals the change in the ending net asset value over the beginning of period net asset value divided  by  the  beginning  net  asset  value.
     (d)  Total return is  based  on  the  net  return  from  operations  and  net  increase (decrease) from common  stock  transactions  -  for further information see the Statement of Changes in Net Assets
     (e)  All  per  share  amounts  are  rounded  to  two  decimal  places.

The accompanying notes are an integral part of these financial statements.

NOTE  1  -  NATURE  OF  ORGANIZATION

On March 15, 2005, the Company filed form N-54A with the SEC Securities and Exchange Commission to become a Business Development Company ("BDC") pursuant to
Section 54 of the Investment Company Act of 1940 ("the "1940 Act"). As a result of its new status, the Company is operating as an investment holding company and has acquired and plans to announce a number of acquisitions and investments which will be designed to build an investment portfolio to enhance the Company's shareholder value. The Company provides equity, capital and advisory services for management buyouts, recapitalizations, and the growth and needs of emerging companies. As a BDC, the Company is, in effect, a publicly traded private equity fund, where stockholders provide capital in a regulated environment for private investment in a pool of short and long-term investments. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

The Company has concentrated its investment strategies in the telephony sector based upon experience and exposure to opportunities but plans to expand acquisitions and investments to other lines of business and industry to enhance value to stockholders through capital appreciation and payments of dividends to the Company by its portfolio investments.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDCs, like all mutual funds and closed-end funds, are regulated under the 1940 Act. BDCs report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDCs are required to make available significant managerial assistance to their portfolio companies.

Before the election of BDC status, the Company held a 50% investment in Radio X Network. The original cost basis was $110,000. Radio X net assets are unknown to the current Board and are considered abandoned. The Board assigned a $0 fair market value of the Radio X investment at December 31, 2005.

The Company also held a 100% investment in Radio TV Network, Inc. before electing BDC status. The net assets of Radio TV Network, Inc. are unknown to the current Board and are considered abandoned. The original cost basis was $0 and the Board assigned a $0 fair market value of the Radio TV Network, Inc. investment at December 31, 2005.

The results of operations for 2005 are divided into two periods. The period from January 1, to March 15, 2005 represents the period prior to BDC election and the period from March 16, 2005 to December 31, 2005 represent the period the Company operated as a BDC.

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

For the period between March 15, 2005 (commencement of our status as a BDC) and December 31, 2005, the Company explored several investment opportunities and made two investments. (see Note 4)

On October 17, 2005 the Company merged with Aventura Holdings, Inc. Aventura Holdings, Inc. was the former owner of Aventura Networks, LLC and its sole net assets were 880,000,000 shares of restricted Company stock and anti-dilution rights acquired in the LLC purchase agreement with the Company. Immediately prior to the merger, Aventura Holdings, Inc. transferred its net assets to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 (its sole shareholder). Subsequent to the merger the Company adopted the name Aventura Holdings, Inc and the former company was dissolved.

On February 23, 2006, the Company announced that it entered into a Memorandum of Understanding and Intent (MOU) with Horvath Holdings, LLC to acquire 30% of Ohio Funding Group, Inc. in exchange for 200,000,000 shares of restricted common stock in an exempt issuance to Horvath Holdings. Integrated into the MOU is a one year option for Horvath to purchase a controlling interest in Aventura through the sale of other Horvath controlled entities to Aventura either in a single transaction or a series of transactions.

NOTE  2  -  GOING  CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses from operations, net loss of $2,782,265 for the nine and one half months ended December 31, 2005 as a BDC; a net loss of $178,840 for the two and one half months ended March 15, 2005 prior to election as a BDC and net cash used in operations of $184,906 for the year ended December 31, 2005; working capital deficiency of $20,355, a stockholders' deficiency of $320,368 and an accumulated deficit of $11,407,252 at December 31, 2005, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. We presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due, and that we must ultimately successfully implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

The time required for us to become profitable from operations is highly uncertain, and we cannot assure you that we will achieve or sustain operating profitability or generate sufficient cash flow to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet our obligations.. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Management's  Plans

On February 23, 2006, the Company announced that it entered into a Memorandum of Understanding and Intent (MOU) with Horvath Holdings, LLC to acquire 30% of Ohio Funding Group, Inc. in exchange for 200,000,000 shares of previously un-issued restricted Company stock. Integrated into the MOU is a one year option for Horvath to purchase a controlling interest in Aventura through the sale of other Horvath controlled entities to Aventura either in a single transaction or a series of transactions.

Once we enter into a binding agreement with Horvath Holdings, LLC our future operating business and ownership will change. Therefore, management determined that continuing as a BDC is not practical or appropriate and that it is in the Company's best interest to un-elect BDC status in the second fiscal quarter of 2006. Un-electing this status requires a shareholder vote but, inasmuch as one shareholder holds a majority of our stock, we have determined that we can make this election upon submitting the matter to this one shareholder and then filing an information statement (Form 14C). Therefore in order to withdraw from its BDC status, the Company will first be required to file a Form 14C Preliminary Information Statement regarding the proposed shareholder vote to withdraw its BDC election, and any other matters to be voted on by shareholders. The company will not be seeking proxies as the Company believes that a majority of its outstanding stock is controlled by one shareholder who will vote in favor of the BDC withdrawal. Upon completion of the Preliminary Information Statement, the Company will then file a Form 14C Definitive Information Statement, setting the shareholder meeting to vote on the BDC withdrawal. The Company will then hold the shareholder meeting. Assuming majority shareholder approval to withdraw the BDC election, the Company will then file a Form N-54C notifying the Securities and Exchange Commission that, pursuant to the provisions of Section 54(c), it is withdrawing its election to be subject to Sections 55 through 65 of the Investment Company Act. Upon completion of this process, the Company will no longer be subject to the Investment Company Act but will continue as an operating reporting public company, and will still be subject to the Securities Exchange Act of 1934.

Under the rules of the Securities and Exchange Commission, the election to terminate status as a BDC cannot become effective until at least 20 days after the accompanying Information Statement has been distributed to the stockholders of the Company. We expect the termination of such status, and the appropriate filing to be made with the Securities and Exchange Commission, on or about April 25, 2006.

Management conducted its due diligence on Ohio Funding Group, Inc. and other Horvath Holdings, LLC investments. Horvath owns and operates successful automobile dealerships and finance companies concentrating in the sub-prime market. Horvath executives have decades of automobile industry experience including key public company positions. If Horvath exercises their option discussed in our MOU and takes control of Aventura, we expect to pursue a different business model consistent with their experience including possible further acquisitions within the automobile industry. We believe management's plan will allow the Company to continue as a going concern.

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Presentation

The accompanying financial statements are prepared in accordance with the guidance in the AICPA's Audit and Accounting Guide, "Audits of Investment Companies" since the Company elected to be regulated as a Business Development Company effective March 15, 2005. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio investments. Prior to filing our election as a BDC Aventura's consolidated financial statements included the accounts of its wholly owned subsidiary, Radio TV Network, Inc., and its controlled subsidiary Radio X Network, Inc. All significant inter-company accounts and transactions were eliminated in consolidation.

Use  of  Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results may differ from these estimates.

Significant estimates included in the accompanying financial statements include valuation of portfolio investments (FY 2005), impairment losses on long lived assets, valuation of non-cash stock based transactions and valuation of the deferred tax assets.

Cash  and  Cash  Equivalents

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

Fair  Value  of  Financial  Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and other debt approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2005 and 2004.

Intangible  Assets

Intangible assets consisted of purchased or acquired investments in programming, and facility usage rights and management services acquired upon the formation of the Company's controlled subsidiary, Radio X. The Company recorded the assets pursuant to SFAS 141 and determined the continuing accounting treatment in accordance as to SFAS 142. For years prior to 2005 the Company recorded amortization of facility usage rights over five years, management services on a usage basis, and amortization of radio programs over one year.

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

Minority  Interest

The minority interest in the net income or loss of the Company's consolidated subsidiary, Radio X, is reflected in the consolidated statements of operations for years prior to 2005 after allocation of the minority interest proportionate share of losses of the Radio X subsidiary.

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

For financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company's Board of Directors who engaged independent valuation experts and ratified by the Company's Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material.

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

Income  Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS109")." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net  Loss  Per  Common  Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2005, 2004 and 2003, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At December 31, 2005 there were two hundred thirty five million shares issued that were considered to be dilutive securities that will dilute future earnings per share.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2005, the Company had no cash in United States bank deposits. The Company has not experienced any losses in such accounts through December 31, 2005.

Revenues of $0 and $30,000 were derived from one customer in 2004 and 2003, respectively.

NOTE  4  -  INVESTMENTS

At December 31, 2005, the Company held a 50% investment in Radio X Network. The original cost basis was $110,000 and the fair market value at December 31, 2005 was zero.

At December 31, 2005 the Company held a 100% investment in Radio TV Network, Inc. The original cost basis was $0 and the fair market value at December 31, 2005 was zero.

On June 3, 2005 the Company purchased ten percent of VoIPBlue.com, Inc. (VoIPBlue) pursuant to a private offering memorandum of April 22, 2005. VoIPBlue.com, Inc. developed software and was structured as a telecommunications exchange serving Voice over Internet Protocol (VoIP) wholesale carriers. Research and development, software, operating and other costs dissolved investment capital and Company management was unable to further assist in day-to-day operations. Local operations ceased in December, 2005 and moved to Riga, Latvia in an effort to have the VoIPBlue shareholder / developer assume operational control. Latvian management was unsuccessful and a decision was made in 2006 to cease operations. VoIPBlue is attempting to sell its developed and purchased software, the success of which is difficult to determine as there is no liquid market. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $100,000 investment in VoIPBlue at December 31, 2005. Advanced Business Valuations determination of value was zero at December 31, 2005

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at a discounted price of $0.00091 per share and the purchase were initially reflected on the financial statements at $800,724. During 2005, the Company provided $299,925 in advances to Aventura Networks, LLC and Aventura Networks, LLC paid obligations of $108,479 for the Company and made an investment on behalf of the Company in VoIPBlue.com, Inc. in the amount of $100,000. Aventura Networks was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were wide. Increased competition led to lower prices, reduced margins and Aventura Networks exit from the VoIP wholesale carrier market. Aventura Networks changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $800,724 investment in Aventura Networks as well as the likelihood of satisfaction of amounts owed to the Company at December 31, 2005. Advanced Business Valuations determination of value was zero at December 31, 2005 and an indeterminable likelihood of repayment of the debt owed to the Company. Although the valuation firm was unable to determine a likelihood of debt repayment, Aventura Networks continues to pay Company expenses in 2006 through sales and conversion of its assets to cash. The Company expensed $50,912 to bad debt expense representing part of the amount Aventura Networks owes the Company at December 31, 2005 and carries the net amount of the receivable at $40,532 representing Company expenses paid and expectations of payments by Aventura Networks in 2006.

On February 23, 2006, the Company announced that it entered into a Memorandum of Understanding and Intent (MOU) with Horvath Holdings, LLC to acquire 30% of Ohio Funding Group, Inc. in exchange for 200,000,000 shares of restricted Company Stock in an exempt issuance to Horvath Holdings. Integrated into the MOU is a one year option for Horvath to purchase a controlling interest in Aventura through the sale of other Horvath controlled entities to Aventura either in a single transaction or a series of transactions.

NOTE  5          DUE  FROM  JOINT  VENTURE PARTNER, NOTE RECEIVABLE AND ADVANCES
RECEIVABLE

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
                                                          ========

The Company advanced a potential acquiree $56,000 in 2002. Due to the uncertainty of collecting the balance due and the uncertain value of the collateral, the Company charged the $56,000 and related interest of $2,755 at December 31, 2002 to bad debt expense in 2002. During 2003, the Company continued to recognize interest income and a related bad debt expense $5,600. The Company discontinued this accrual in 2004 and has reserved 100% of this note and related accrued interest through December 31, 2005 and 2004 as follows:

Notes  receivable                                        $56,000
Accrued  interest  receivable                              8,355
Allowance  for  loan  loss                               (64,355)
                                                         --------
                                                         $      -
                                                         ========

NOTE  6          REDEMPTION  OF  DEBENTURES

Prior to fiscal 2004, the Company had received $750,000 pursuant to a Securities Purchase Agreement to issue and sell 12% convertible debentures.

During December 2003 to the date of redemption (March 8, 2004), $87,194 of debentures were converted into 15,159,326 shares of common stock . Additionally, from March 2004 to May 2004, the Company repaid debenture holders $750,000.

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

NOTE  7          LOAN  AGREEMENT  AND  LOSS  ON  FORCLOSURE

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

NOTE  8          EMPLOYMENT  AGREEMENT

The Company had an employment agreement with its former president where he received $120,000 in annual salary, $30,000 annual guaranteed bonus, a 10% incentive bonus based on Company financial criteria, and certain fringe benefits and expense reimbursements. The agreement expired July 2005. In May 2004, the president was issued 10,000,000 shares of the Company's common stock for all accrued and remaining future compensation under this agreement.

The Company does not have an employment agreement with its current CEO and President Craig A. Waltzer. Mr. Waltzer contributed services valued at $30,000 during 2005 which is recorded as compensation expense and additional paid-in capital in 2005.

From June 7, 2005 through December 31, 2005 the Company used offices of its portfolio investee Aventura Networks, LLC. The fair value of the office space was nominal and not recorded.
..
NOTE  9     COMMITMENTS  AND  CONTINGENCIES

A  -  Anti-Dilutionand  Additional Share  Issuance  Provisions:
---------------------------------------------------------------

The Stock Purchase Agreement of May 27, 2005 and the Aventura Networks, LLC Interest Purchase Agreement closed on June 7, 2005 are both subject to anti-dilution or additional share issuance provisions which will require the issuance of a significant quantity of additional common shares for no additional consideration. The issuance of additional shares could significantly dilute current shareholders (see note 10Y).

B  -  Compliance with the BDC Rules and Regulations under the Investment Company
--------------------------------------------------------------------------------
Act of  1940:
-------------

In March 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC. In April 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offer, we filed a Form 1-E with the U.S. Securities and Exchange Commission (SEC). In June 2005 we closed on a $315,000 Stock Purchase Agreement under Regulation E. On March 24, 2006 we filed a Form 2-E notifying the SEC of the activity pursuant to the 1-E and our intent to discontinue the 1-E offering.

In April 2005 and subsequently we received a series of comment letters from the SEC regarding various compliance issues with regard to our status as a Business Development Company. As a result, we currently understand that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for full compliance. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing. The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Report. The Company under the direction of prior management granted and issued common stock for consulting services after its election as a BDC in March 2005 and issued and granted additional shares without ascertainable consideration which may have violated certain sections of the 1940 Act. Current management is considering actions to remedy such potential violations. As the result of such actions, the Company may incur liabilities to the consultants which management could not estimate as of the date of this report.

On March 7, 2006 management completed its offering under Regulation 1-E and recommended the Board file a Preliminary Information Statement to propose a shareholder vote to withdraw its BDC election. Pending the Board's concurrence and completion of the Preliminary Information Statement, the Company will file a Definitive Information Statement setting the shareholder meeting to vote on the BDC withdrawal. Assuming shareholder approval the Company will file Form 54C notifying the Commission that pursuant to provisions of form 54(c), we will be withdrawing our election to be subject to Sections 55 through 65 of the Investment Company Act.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern. (see Note 2)

C  -  Violation Of  Stock  Purchase  Agreement:
-----------------------------------------------

The Company was in violation of provisions of the Stock Purchase Agreement with Dutchess Private Equities Fund II LP (Dutchess) relating to the timeliness of the issuance of the June 30, 2005 quarterly report (Form 10-Q). Dutchess agreed to waive penalties as the delay was related to actions of past management and outside of the control of the Company. The Company satisfied the terms of the Stock Purchase Agreement in 2006 and exchanged a mutual release with Dutchess.

D  -  Legal  Matters:
---------------------

On December 30, 2005, the Company filed a complaint in US District Court for the Southern District of Florida against its former management and directors alleging inappropriate issuance of Company shares to themselves and their affiliates. On March 22, 2006 the Company settled the lawsuit in exchange for former management's agreement to relinquish all rights to approve, authorize or consent to current managements decisions as contained in the LLC Purchase Agreement between the Company and the owners of Aventura Networks LLC. The Company believes the complaint had merit but did not wish to harm innocent third parties in the event these shares were further distributed. Furthermore, previous management refused to relinquish their aforementioned rights and indicated their intention to block our acquisition of Ohio Funding Group, Inc. as announced in our February 21, 2006 Memorandum of Understanding and Intent with Horvath Holdings, LLC unless we settled by dismissing the lawsuit.

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE  10          STOCKHOLDERS  EQUITY  AND  LIABILITY PAYABLE WITH COMMON STOCK

Preferred  Stock
----------------

On June 5, 2003, the Company's Board of Directors authorized 10,000,000 shares of preferred stock, par value $0.001. Such preferred stock, or any series thereof, shall have such designations, preferences, participating, optional or other annual rights and qualifications, limitations or restrictions adopted by the Company's Board of Directors. No preferred stock is presently issued or outstanding and no certificate of designation has been filed by the Company to permit issuance of any preferred stock.


Common  Stock  Transactions
---------------------------

A. In January 2003, 5,000,000 shares previously issuable were issued.

B. On February 4, 2003, the Company settled a lawsuit by issuing 1,000,000 common shares and $6,500 in cash. The shares were valued at the quoted trading price of $0.03 per share on the settlement date resulting in a total settlement expense of $36,500.

C. On June 5, 2003, with the approval of the Company's Board of Directors, the authorized number of common shares, $0.001 par value, authorized by the Company was increased from 100,000,000 to 200,000,000. In October 2003, the Company changed the number of authorized common shares to 500,000,000.

D. During the three months ended December 31, 2003, in connection with the conversion of debentures payable, the Company issued 8,898,328 shares of common stock upon the conversion of debentures payable amounting to $25,006.

E. On November 15, 2003, the Company entered into an agreement with a third party for investor relations services. The term of this agreement was from the date of the contact to December 31, 2003. In connection with this agreement, the Company issued such consultant 2,000,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.0095 per share, and recorded consulting expense of $19,000.

F. On December 4, 2003, the Company entered into an agreement with a third party for management consulting, business advisory, shareholder information and public relations services. The term of this agreement was for two months. In connection with this agreement, the Company issued such consultant 10,000,000 shares of its common stock for these services. The
     Company valued these shares at the fair market value on the date of the agreement or $0.004 per share, and recorded consulting expense of $20,000 and deferred consulting expense of $20,000 to be amortized over the contract term.

G. On December 12, 2003, the Company entered into an agreement with a third party for investor relations services. The term of this agreement was for a six-month period. In connection with this agreement, the Company issued such consultant 3,000,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.014 per share, and recorded consulting expense of $7,000 and deferred consulting expense of $35,000 to be amortized over the contract term.

H. On December 15, 2003, the Company entered into an agreement with a third party for investor relations services. The term of this agreement was for a two-month period. In connection with this agreement, the Company issued such consultant 3,000,000 shares of its common stock for these services. The Company valued these shares at the fair market value on the date of the agreement or $0.054 per share, and recorded consulting expense of $81,000 and deferred consulting expense of $81,000 to be amortized over the contract term.

I. During the three months ended March 31, 2004, in connection with the conversion of debentures payable, the Company issued 6,260,998 shares of common stock upon the conversion of debentures payable amounting to $62,188.

J. During the three months ended March 31, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 36,800,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.026 to $0.043 per common share resulting in a value of $1,378,400, which will be amortized over the one-year contract term.

K. During the three months ended June 30, 2004, the Company entered into agreements with third parties for management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants 13,500,000 shares of its common stock for these services. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.027 to $0.036 per common share resulting in a value of $420,000, which will be amortized over the contract terms.

L. In May 2004, the Company issued 10,000,000 shares of common stock to an officer of the Company for all accrued compensation through June 30, 2004 and future compensation under the agreement. The Company valued these shares at the quoted trading price on the date of grant of $0.03 per common share, and reduced accrued compensation by $242,792 and recorded non-cash compensation expense of $57,208.

M. During the three months ended September 30, 2004, the Company issued shares to third parties and the Company's CEO for past management consulting, business advisory, shareholder information and public relations services. In connection with these agreements, the Company issued such consultants and employee 72,250,000 shares of its common stock for these services. The Company's CEO received 66,000,000 of these shares. The Company valued these shares at the quoted trading price on the date of the agreement at prices ranging from $0.007 to $0.025 per common share, and recorded consulting expense of $1,434,950 with $1,410,500 charged to compensation - officer and $24,450 charged to consulting.

N. In September 2004, the Company entered into a private stock placement and consulting agreement whereby the Company agreed to sell 53,000,000 shares of its common stock for $0.0025 per share or $132,500. The services have been valued at the difference between the quoted trading price on the date prior to the agreement date and the price paid per shares or $0.0055 per share. The $291,500 allocated to services will be amortized over the two year term of the contract. The Company received $30,000 of the $132,500 it was to receive from the sale of these shares. The Company is trying to collect the remaining $102,500, but has been unsuccessful and as of December 31, 2004 has provided a 100% reserve against this receivable. In addition, since the consultant is not performing under this agreement, the $291,500 allocated to services has been expensed during the year ended December 31, 2004.

O. In November 2004, the Company issued 500,000 shares of common stock to a consulting for services rendered. The Company valued these shares at the quoted trading price on the date of grant of $0.007 per common share resulting in a value of $3,500 which has been expensed as consulting fees.

P. On May 13, 2005 the Company granted 150,000,000 shares of its previously un-issued unrestricted free-trading common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman in exchange for settlement of loans totaling $103,500. The shares were valued at $0.007 per share or $1,050,000 on May 13, 2005. The difference between the loan and value of the securities was recorded as $946,500 in non-cash compensation. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

Q. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued unrestricted free-trading common stock to Big Apple Consulting USA, Inc. pursuant to a June 7, 2005 Consulting Agreement and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 of which $48,000 was expensed. The term of the agreement was three months and the agreement was cancelled after two months. 6,000,000 shares were returned to the Company and retired. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of
     Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

R. On May 26, 2005 the Company issued 30,000,000 shares of its previously un-issued unrestricted free-trading common stock to the Coleman Family Trust and recorded the issuance as non-cash compensation valued at $0.004 per share or $120,000 which was expensed immediately. The Coleman Family Trust is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

S. On May 26, 2005 the Company issued 32,000,000 shares of its previously un-issued unrestricted free-trading common stock to Vega 7 Entertainment and recorded the issuance as non-cash compensation valued at $0.004 per share or $128,000 which was expensed immediately. Vega 7 Entertainment is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

T. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued unrestricted free-trading common stock to Stephen Kern and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. Stephen Kern was a consultant to the Company providing investor relations. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

U. On May 26, 2005 the Company issued 15,000,000 shares of its previously un-issued unrestricted free-trading common stock to Peter Klamka and recorded the issuance as non-cash compensation valued at $0.004 per share or $60,000 which was expensed immediately. Peter Klamka was an outgoing director of the Company. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

V. On May 26, 2005 the Company issued 20,000,000 shares of its previously un-issued unrestricted free-trading common stock to Mark Rolland and recorded the issuance as non-cash compensation valued at $0.004 per share or $80,000 which was expensed immediately. Mark Rolland was a consultant to the Company. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

W. On May 26, 2005 the Company issued 35,000,000 shares of its previously un-issued unrestricted free-trading common stock to Wilshire Capital LTD. and recorded the issuance as non-cash compensation valued at $0.004 per share or $140,000 which was expensed immediately. Wilshire Capital LTD. is believed to be owned and / or controlled by outgoing director T. Joseph Coleman. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

X. On May 26, 2005 the Company issued 10,000,000 shares of its previously un-issued unrestricted free-trading common stock to RTV Media Corp. an affiliate of outgoing officer and director T. Joseph Coleman and recorded the issuance as non-cash compensation valued at $0.004 per share or $40,000 which was expensed immediately. As a BDC, the Company is not permitted to issue stock for services and believes this transaction is a violation of
     Section 23a of the Investment Company Act of 1940. In the event that this transaction is not permitted, the Company intends to seek recovery of the shares improperly issued and arrange alternate compensation to this recipient, if warranted.

Y. On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owners of Aventura Networks LLC are entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted free-trading shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on November 3, 2005 and an additional sixty million
     (60,000,000) previously un-issued unrestricted free-trading shares on December 29, 2005 towards satisfaction of the obligations for the initial draw amount and the Company's Board approved the issuances. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of December 31, 2005 Dutchess sold 149,299,004 shares for $235,940 and $40,545 was amortized as a cost of financing. For financial reporting purposes, all shares issued to Dutchess are not considered issued or outstanding until a final settlement date is achieved. At December 31, 2005 however the issued shares to Dutchess are considered dilutive for purposes of the computation of diluted earnings per share. In February 2006 an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess and in March 2006 a final fifteen million (15,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release.

Z. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance to Aventura Holdings, Inc. - old in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724. Aventura Holdings, Inc. - old distributed its shares and anti-dilution rights to its sole shareholder (Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004) then merged with the Company on October 17, 2005. The Company adopted the name Aventura Holdings, Inc. - new and Aventura Holdings, Inc. - old was dissolved.

AA. On December 29, 2005 the Company issued 500,000,000 shares of its previously un-issued restricted common stock in an exempt issuance to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 as additional shares due the owners of Aventura Networks, LLC under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement (See Item 10Y). On December 29, 2005 300,000,000 additional shares of restricted section 144 common stock became issuable under the anti-dilution provision of the Aventura Networks, LLC Purchase Agreement (See Item 10Y).

BB. On December 29, 2005 300,000,000 additional shares of restricted common stock became issuable under the anti-dilution provision of the Aventura Networks, LLC Purchase Agreement (See Item 10Y).

NOTE  11      INCOME  TAXES

There was no income tax expense or benefit for federal and state income taxes in The consolidated statement of operations for years 2005, 2004 and 2003 due to the Company's net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

                                             2005              2004            2003
                                        ---------------  ---------------  ---------------
Computed "expected" tax benefit         $(1,006,776.00)  $   (1,794,447)  $     (460,713)
State income taxes                             (22,494)        (174,167)         (64,625)
Change in tax rate benefits                          -                -          (91,266)
Stock for services and/or settlement           547,570        1,709,615           55,590
Other                                          313,894                -           13,910
Change in deferred tax asset valuation         167,806          258,999          547,104
                                        ---------------  ---------------  ---------------
                                        $            -   $            -   $            -
                                        ===============  ===============  ===============

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are as follows:

                                              2005             2004
                                        ---------------  ---------------
Deferred tax assets:

Net operating loss carryforward         $    1,352,214   $    1,184,409
Loan loss allowance                             75,146           75,146
                                        ---------------  ---------------
Total deferred tax assets                    1,427,360        1,259,555
Less: valuation allowance                   (1,427,360)      (1,259,555)
                                        ---------------  ---------------
Net deferred tax asset                  $            -   $            -
                                        ===============  ===============

At December 31, 2005, the Company had useable net operating loss carryforwards of approximately $4,198,000 for income tax purposes, available to offset future taxable income expiring in 2019.

The valuation allowance at January 1, 2005 was $1,259,555. The net change in the valuation allowance during the year ended December 31, 2005 was an increase of $167,806.

NOTE  12          RELATED  PARTY  AND  AFFILIATE  TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions. See Schedule of Investments for identification of Investments in Affiliates.

The Company has controlling interests in certain investments at December 31, 2005 (see Schedule of Investments for identification of Investments in Affiliates and Note 4).

The Company advanced funds to its controlled portfolio companies during 2005 (see Note 4).

Due to stockholder at December 31, 2004 represents non-interest bearing advances from the Company's then president and principal stockholder who resigned in 2005.

NOTE  13  -  SUBSEQUENT  EVENTS

In February and March 2006 the Company issued 50,000,000 and 15,000,000 shares respectively of its previously un-issued unrestricted free-trading common stock to Dutchess Private Equities Fund II LP (Dutchess) pursuant to a $5,000,000 Stock Purchase Agreement. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release. The Company was obligated to issue these shares and funds to Dutchess as additional re-payment of the May 27, 2005 $315,000 advance (See Note 10Y).

On February 23, 2006, the Company announced that it entered into a Memorandum of Understanding and Intent (MOU) with Horvath Holdings, LLC to acquire 30% of Ohio Funding Group, Inc. in exchange for 200,000,000 shares of restricted Company stock. Integrated into the MOU is a one year option for Horvath to purchase a controlling interest in Aventura through the sale of other Horvath controlled entities to Aventura either in a single transaction or a series of transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM  9A.     CONTROLS  AND  PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management. Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM  9B.     OTHER  INFORMATION

None

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The  officers  and  directors  of  the  Company  are  as  follows:


NAME                     AGE  POSITION
-----------------------  ---  ------------------------

Craig A. Waltzer          44  Chief Executive Officer
                              Chairman
James Reskin              47  Chief Compliance Officer
Jere J. Lane              52  Director
Sean Josiah               36  Director
Arlene Waltzer            65  Director
Anthony J. Roberts, Sr.   69  Director

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The  Audit  Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function. The Audit Committee is presently composed of two persons - Messrs. Josiah and Lane (Chair), each of whom is considered independent. The Company's Board of Directors has determined that Jere J. Lane is the "audit committee financial expert" as defined under Item 401 of Regulation S-K of the 1934 Act. Messrs. Josiah and Lane each meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act and, in addition, are not "interested persons" of the Company as defined in
Section  2(a)(19)  of  the  Investment  Company  Act  of  1940.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM  11.     EXECUTIVE  COMPENSATION

COMPENSATION  OF  DIRECTORS  AND  OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:


NAME               YEAR  AMOUNT
-----------------  ----  ----------

Craig A. Waltzer   2005  $   30,000
                   2004           -
                   2003           -

T. Joseph Coleman  2005   1,478,000
                   2004
                   2003

Peter Klamka       2005      60,000
                   2004           -
                   2003           -

1  -  Contributed  services
2  -  Payment  in  Company  shares

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

The Company has no investment adviser as defined in section 2(a)(20) of the 1940 Act.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

Management

The following table sets forth, as of March 28, 2006, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. As of such date, Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 owned more than 50% of our outstanding voting securities, and would be deemed to control us, as such term is defined in the 1940 Act. The Trustee is a former spouse of Craig A. Waltzer, our Chief Executive Officer, and for that reason, while the Trustee must act in the manner she alone deems appropriate in her sole and exclusive discretion, this prior affiliation is disclosed. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power. Current management inquired whether the Company's former President / Director (T. Joseph Coleman) was a person who beneficially owns or owned at December 31, 2005 in excess of five percent of the Company's common stock. Mr. Coleman indicated that he was "unaware of any individual or entity that currently owns or controls more than 5% of AVNT." At December 31, 2004 T. Joseph Coleman and fellow former Director and brother William H. Coleman reported beneficial ownership of approximately twenty-one percent of outstanding Company stock. During 2005 the Company issued T. Joseph Coleman and William H. Coleman (or their affiliated entities) a substantial number of shares (see item 5). If Messrs. Coleman were controlling person(s) and distributed their shares, the Company is unaware whether their shares were disposed of in a manner consistent with distribution and disclosure obligations (including any exemptions relied upon by Messrs. Coleman).


                                                                                NUMBER OF SHARES  PERCENTAGE
                                                                                      OWNED        OF CLASS
                                                                                ----------------  ----------
Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004    2,005,000,000       68.09%


(1) Includes 625,000,000 issuable shares pursuant to the anti-dilution provision in the LLC Purchase Agreement.

(2) Based on 2,319,657,813 shares outstanding as of March 28, 2006 plus 625,000,000 issuable.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2005 and 2004 were approximately $28,000 and $17,000, respectively.

AUDIT-RELATED  FEES

For fiscal 2005 the auditors billed $14,000 relating to assistance with SEC comment responses. For fiscal 2004 and 2003, the Company's auditors billed for service related to an SB-2 registration filing with the SEC in the amount of $0 and $2,000, respectively. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX  FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0, $0 and $0 for fiscal 2005, 2004 and 2003, respectively.

ALL  OTHER  FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004 were $0 and $0, respectively.

                                     PART IV

ITEM  15.     EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES


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

          AVENTURA  HOLDINGS,  INC.



March  28,  2006          By:     /s/  Craig  A.  Waltzer
                                  -----------------------
                                  Craig  A.  Waltzer
                                  Chief  Executive  Officer,
                                  President,  and  Director