Form 10-Q
period 2006-03-31
Aventura Holdings Inc.
filed 2006-05-12
CIK 878802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2006.

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

The number of shares of common stock outstanding as of May 10, 2006 was 2,643,443,527.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.

                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             3

Item 1.    Financial statements                                              3

           Balance Sheet as of March 31, 2006 (unaudited)                    3

           Statements of Operations for the three months ended
           March 31, 2006, from January 1, 2005 through March 15, 2005
           and from March 16, 2005 through March 31, 2005 (unaudited)        4

           Statements of Cash Flows for the
           three months ended March 31, 2006 and 2005 (unaudited)            5

           Statement of Changes in Net Assets as of
           March 31, 2006 (unaudited)                                        6

           Schedule of Investments as of March 31, 2006 (unaudited)          7

           Schedule of Financial Highlights for the three months ended
           March 31, 2006 (unaudited)                                        8

           Notes to Financial Statements (unaudited)                         9

Item 2.    Management's Discussion and Analysis or Plan of Operations       14

Item 3.    Controls and Procedures                                          21

PART II.   OTHER INFORMATION                                                23

Item 1.    Legal Proceedings                                                23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      23

Item 3.    Defaults Upon Senior Securities                                  24

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 5.    Other Information                                                24

Item 6.    Exhibits                                                         25

SIGNATURES                                                                  25

CERTIFICATIONS                                                              25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2006

                                                                         (unaudited)
 ASSETS:
     Investments in and Advances to Affiliates:
           Majority owned affiliates                                         10,887
           Minority owned other non-controlled affiliates
                                                                                  -
     Total Investments in Affiliates
                                                                             10,887
                                                                        ------------

 TOTAL ASSETS                                                           $    10,887
                                                                        ============

 LIABILITIES & SHAREHOLDERS' EQUITY:
      Current Liabilities:
           Accounts payable                                             $    13,639
                                                                        ------------

      Total Current Liabilities                                              13,639
                                                                        ------------

           Total Liabilities                                                 13,639
                                                                        ------------

      Shareholder Equity:
          Common Stock; $0.001 par value; 5,000,000,000 shares
          authorized; 2,319,657,813 shares issued and outstanding         2,319,658
          Common stock issuable (625,000,000 shares)
                                                                            625,000
          Additional Paid in Capital                                      8,503,498
          Accumulated Deficit                                           (11,450,908)
                                                                        ------------

      Total Shareholders' Equity
                                                                             (2,752)
                                                                        ------------

 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $    10,887
                                                                        ============

      Net Asset Value Per Share (NAV)                                   $     (0.00)
                                                                        ============

The accompanying notes are an integral part of these financial statements.

             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                            STATEMENTS OF OPERATIONS


                                                                                       POST BDC        ELECTION
                                                                       FOR THE THREE   ELECTION        PRE BDC
                                                                        MONTHS ENDED FROM MARCH 16 FROM JANUARY 1
                                                                          MARCH 31   THRU MARCH 31  THRU MARCH 15
                                                                            2006          2005          2005
                                                                        ------------  ------------  ------------
                                                                         (unaudited)  (unaudited)   (unaudited)
 OPERATING INCOME:
------------------

 REVENUES:

        Operating Revenues                                              $         -   $         -   $     5,000

 EXPENSES:

      Operating Expenses:
       Consulting                                                                 -             -       149,000
       Professional Fees                                                     18,010        18,422         2,729
       General & Administrative Expenses                                      3,941         3,767        34,960
                                                                        ------------  ------------  ------------

      Total Operating Expenses                                               21,951        22,189       186,689
                                                                        ------------  ------------  ------------
      Net Operating Loss                                                    (21,951)      (22,189)     (181,689)

 OTHER INCOME AND (EXPENSES):
       Finance Costs                                                        (21,705)            -             -
       Recovery of bad debt                                                                     -         2,849
                                                                        ------------  ------------  ------------
      Total Other Revenues and (Expenses)                                   (21,705)            -         2,849

 NET LOSS                                                               $   (43,656)  $   (22,189)  $  (178,840)
                                                                        ============  ============  ============

 LOSS PER SHARE:

      Net Loss Per Common Share -
       Basic and Diluted                                                $      (nil)  $      (nil)  $      (nil)
                                                                        ============  ============  ============

      Weighted Common Shares Outstanding -
       Basic and Diluted                                              2,534,657,813   323,657,813   323,657,813
                                                                        ============  ============  ============

The accompanying notes are an integral part of these financial statements.


             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                        --------------------------
                                                                            2006          2005
                                                                        ------------  ------------
                                                                         (unaudited)   (unaudited)
 Cash flows from operating activities:

      Net loss                                                          $   (43,656)  $  (201,029)
      Adjustments to reconcile net loss to net
       cash used in operating activities:

      Amortization of deferred finance costs                                 21,705
       Stock based consulting expense                                             -       147,025

      Increase (decrease) in:
       Accounts payable                                                      (6,715)       (8,238)
                                                                        ------------  ------------

    Net cash used in operating activities                                   (28,666)      (62,242)
                                                                        ------------  ------------

 Cash flows from investing activities:
    Payment of Company expenses by portfolio company                         29,645             -
                                                                        ------------  ------------

 Cash flows from financing activities:

    Proceeds from (payments on) loans from officer                                -        46,500
    Payment on Stock Purchase Agreement                                        (979)            -
                                                                        ------------  ------------

   Net cash provided (used) by financing activities                            (979)       46,500
                                                                        ------------  ------------

   Net decrease in cash                                                           -       (15,742)

    Cash at beginning of period                                                   -        19,852
                                                                        ------------  ------------

    Cash at end of period                                               $         -   $     4,110
                                                                        ============  ============

 Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

      Interest                                                          $         -   $         -
                                                                        ============  ============
      Income Taxes                                                      $         -   $         -
                                                                        ============  ============

The accompanying notes are an integral part of these financial statements.

             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                       STATEMENT OF CHANGES IN NET ASSETS
                                 MARCH 31, 2006

                                                                        (unaudited)
 Decrease in net assets from operations:

      Net operating loss                                                $   (43,656)
                                                                        ------------

      Net decrease in net assets from operations                            (43,656)

      Common stock transactions                                             361,272
                                                                        ------------

      Total increase in net assets                                          317,616

 Net Assets:

      Beginning of Period                                                  (320,368)
                                                                        ------------

      End of Period                                                     $    (2,752)
                                                                        ============

The accompanying notes are an integral part of these financial statements

             .AVENTURA HOLDINGS, INC. F/K/A SUN NETWORK GROUP, INC.
                             SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2006
                                                      TITLE OF        PERCENTAGE OF
                                                  SECURITIES HELD     CLASS HELD ON
               PORTFOLIO            PRIMARY            BY THE           A FULLY                 DILUTED             FAIR
                COMPANY            INDUSTRY           COMPANY           BASIS (4)                COST              VALUE
       ------------------------  -------------    ----------------   ---------------         -----------       ------------
 Investments:

      Majority Owned Affiliate (1):

       Radio TV Network, Inc.     Inactive          Common Stock         100%                $        -         $        -

       Aventura Networks, LLC  Telecommunications   Member Units         100%                   882,387             10,887
                                                                                             -----------        -----------

TOTAL MAJORITY OWNED AFFILIATE INVESTMENTS                                                   $  882,387         $   10,887
                                                                                             ===========        ===========

      Minority Owned Other Controlled Affiliate (2):

       Radio X Network, Inc.      Media            Common Stock           50%                $  110,000                  -
                                                                                             -----------        -----------

TOTAL MINORITY OWNED OTHER CONTROLLED AFFILIATE INVESTMENTS                                  $  110,000         $        -
                                                                                             ===========        ===========

      Minority Owned Other Non-Controlled Affiliate (3):

       VoIPBlue.com, Inc.  Telecommunications      Common Stock           10%                   100,000                  -
                                                                                             -----------        -----------

TOTAL MINORITY OWNED OTHER NON-CONTROLLED AFFILIATE INVESTMENTS                              $  100,000         $        -
                                                                                             ===========        ===========

TOTAL INVESTMENTS IN AFFILIATES                                                              $1,092,387         $   10,887
                                                                                             ===========        ===========

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

The accompanying notes are an integral part of these financial statements


             AVENTURA HOLDINGS, INC.  F/K/A SUN NETWORK GROUP, INC.
                        SCHEDULE OF FINANCIAL HIGHLIGHTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                (unaudited)
Per Share Data:

Net asset value at beginning of period (a)                              $     (0.00)

Net operating income (losses) before investment gains and losses (b)          (0.00)
Net realized gains (losses) on investments (b)                                    -
Net unrealized gains (losses) on investments (b)                                  -

Net increase (decrease) in shareholders' equity from net income (loss)        (0.00)
                                                                        ------------

Dividends declared                                                                -
                                                                        ------------
Net increase (decrease) in stockholders equity resulting from dividends           -
                                                                        ------------

Issuance of shares                                                             0.00
                                                                        ------------

Net increase (decrease) in stockholders equity relating to share issuances     0.00
                                                                        ------------

Net asset value at end of period (a)                                    $     (0.00)
                                                                        ============

Per share market value at end of period                                 $    0.0025
Total return (c)                                                            -99.14%
Shares outstanding at end of period                                   2,944,657,813

Ratio/Supplemental Data:
Net assets at end of period                                             $    (2,752)
Ratio of operating expenses to average net assets (annualized)             -797.64%
Ratio of net operating income to average net assets (annualized)            797.64%

(a) Based on total shares outstanding.
(b) Based on weighted average shares outstanding.
(c)Total return equals the change in the ending net asset value over the beginning of period net asset value divided by the beginning net asset value.
(d)Total return is based on the net return from operations and net increase (decrease) from common stock transactions - for further information see the Statement of Changes in Net Assets.
(e) All per share amounts are rounded to two decimal places.

The accompanying notes are an integral part of these financial statements

              AVENTURA HOLDINGS, INC. F/K/A SUN NETWORK GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  NATURE  OF  ORGANIZATION

On March 15, 2005, Aventura Holdings, Inc. (the "Company") filed form N-54A with the Securities and Exchange Commission (SEC) to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). As a result, the Company operates as an investment holding company and has acquired investments designed to build an investment portfolio to enhance the Company's shareholder value. (See the following section for a broader discussion of the operating environment of BDCs. See also "Risk Factors.") As a BDC, the Company is, in effect, a publicly traded private equity fund, where stockholders provide capital in a regulated environment for private investment in a pool of short and long-term investments. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

The Company concentrated its investment strategies in the telephony sector based upon experience and exposure to opportunities but plans to expand acquisitions and investments to other lines of business and industry to enhance value to stockholders through capital appreciation and payments of dividends to the Company by its portfolio investments.

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

On April 24, 2006 the Company filed an information statement (Form 14C) with the Securities and Exchange Commission and our controlling shareholder voted to withdraw our BDC election. The Company will file a Form 14C Definitive Information Statement on or about May 15, 2006 then file a Form N-54C notifying the Securities and Exchange Commission that, pursuant to the provisions of
Section 54(c), we are withdrawing our election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"). Upon completion of this process, the Company will no longer be subject to the Investment Company Act but will continue as an operating reporting public company, and will still be subject to the Securities Exchange Act of 1934.

Under the rules of the Securities and Exchange Commission, the election to terminate status as a BDC cannot become effective until at least 20 days after the accompanying Information Statement has been distributed to the stockholders of the Company.

The Company financial statements are presented as Aventura Holdings, Inc., our CUSIP number and trading symbol is 053563 10 2 and AVNT respectively.

NOTE  2  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A  -  Basis  of  Presentation
-----------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements of Aventura Holdings, Inc. f/k/a Sun Network Group, Inc. for the years ended December 31, 2005 and 2004 and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended
December 31, 2005 as filed with the SEC. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

The results of operations for 2005 are divided into two periods. The period from January 1, to March 15, 2005 represents the period prior to BDC election and the period from March 16, 2005 to March 31, 2005 representing the period the Company operated as a BDC. Accounting principles used in the preparation of the financial statements beginning March 16, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in March 2005.

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

Net  Loss  Per  Common  Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2006, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was antidilutive due to the net loss.

NOTE  3  -  INVESTMENTS

Before the election of BDC status, the Company held a 50% investment in Radio X Network. The original cost basis was $110,000. Radio X net assets are unknown to the current Board and are considered abandoned. The Board assigned a $0 fair market value of the Radio X investment at March 31, 2006.

The Company also held a 100% investment in Radio TV Network, Inc. before electing BDC status. The net assets of Radio TV Network, Inc. are unknown to the current Board and are considered abandoned. The original cost basis was $0 and the Board assigned a $0 fair market value of the Radio TV Network, Inc. investment at March 31, 2006.

On June 3, 2005 the Company purchased ten percent of VoIPBlue.com, Inc. (VoIPBlue) pursuant to a private offering memorandum of April 22, 2005. VoIPBlue.com, Inc. developed software and was structured as a telecommunications exchange serving Voice over Internet Protocol (VoIP) wholesale carriers. Research and development, software, operating and other costs dissolved investment capital and Company management was unable to further assist in day-to-day operations. Local operations ceased in December, 2005 and moved to Riga, Latvia in an effort to have the VoIPBlue shareholder / developer assume operational control. Latvian management was unsuccessful and a decision was made in the current quarter to cease operations. VoIPBlue is attempting to sell its developed and purchased software, the success of which is difficult to determine as there is no liquid market. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $100,000 investment in VoIPBlue at December 31, 2005. Advanced Business Valuations determination of value was $0 at December 31, 2005 and the Board ratified the same value at March 31, 2006.

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at a discounted price of $0.00091 per share and the purchase was reflected on the financial statements at $800,724. During 2005, the Company provided $299,925 in advances to Aventura Networks, LLC and Aventura Networks, LLC paid obligations of $108,479 for the Company and made an investment on behalf of the Company in VoIPBlue.com, Inc. in the amount of $100,000. Aventura Networks, LLC paid obligations of $29,645 for the Company during the three months ended March 31, 2006. Aventura Networks was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were wide. Increased competition led to lower prices, reduced margins and Aventura Networks exit from the VoIP wholesale carrier market. Aventura Networks changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $800,724 investment in Aventura Networks as well as the likelihood of satisfaction of amounts owed to the Company at December 31, 2005. Advanced Business Valuations determination of value was $0 at December 31, 2005 and an indeterminable likelihood of repayment of the debt owed to the Company. Although the valuation firm was unable to determine a likelihood of debt repayment, Aventura Networks continues to pay Company expenses in 2006 through sales and conversion of its assets to cash. The Company expensed $50,912 to bad debt expense representing part of the amount Aventura Networks owes the Company at December 31, 2005 and carries the net amount of the receivable at $10,887 representing Company expenses paid and expectations of payments by Aventura Networks at March 31, 2006.

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

Once we enter into a binding agreement with Horvath Holdings, LLC our future operating business and ownership will change. Therefore, management determined that continuing as a BDC is not practical and that it is in the Company's best interest to un-elect BDC status in the second fiscal quarter of 2006. Un-electing this status requires a shareholder vote but, inasmuch as one shareholder holds a majority of our stock, we determined that we can make this election upon submitting the matter to this one shareholder. On April 24, 2006 the Company filed an information statement (Form 14C) and the controlling shareholder voted to withdraw our BDC election. The Company will file a Form 14C Definitive Information Statement on or about May 15, 2006 then file a Form N-54C notifying the Securities and Exchange Commission that, pursuant to the provisions of Section 54(c), it is withdrawing its election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"). Upon completion of this process, the Company will no longer be subject to the Investment Company Act but will continue as an operating reporting public company, and will still be subject to the Securities Exchange Act of 1934.

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
--------------------------------------------------------------

The stock purchase agreement of May 27, 2005 and the Aventura Networks, LLC Interest Purchase Agreement closed on June 7, 2005 were both subject to anti-dilution or additional share issuance provisions which required the issuance of a significant quantity of additional common shares for no additional consideration. The issuance of additional shares significantly diluted shareholders (see note 5).

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

In April 2005 and subsequently we received a series of comment letters from the SEC regarding various compliance issues with regard to our status as a Business Development Company. As a result, we currently understand that we may be out of compliance with certain rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to comply as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish that compliance. On March 27, 2006 we filed a report of sales pursuant to Rule 609 of Regulation E (Form 2-E) informing the Securities and Exchange Commission of our exempt share issuance activity and discontinuance of our offering. On April 24, 2006 the Company filed an information statement (Form 14C) and the controlling shareholder voted to withdraw our BDC election. The Company will file a Form 14C Definitive Information Statement on or about May 15, 2006 then file a Form N-54C notifying the Securities and Exchange Commission that, pursuant to the provisions of Section 54(c), it is withdrawing its election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"). Upon completion of this process, the Company will no longer be subject to the Investment Company Act but will continue as an operating reporting public company, and will still be subject to the Securities Exchange Act of 1934. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing. The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Report. The Company granted and issued common stock for services and further issued common stock without ascertainable consideration after its election as a BDC in March 2005 which may have violated certain sections of the 1940 Act. On May 8, 2006 as a curative action, the Company's controlling shareholder transferred 301,214,286 of its own Company shares back to the Company.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

C  -  Other  Legal  Matters:
----------------------------

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

NOTE  5  -  STOCKHOLDERS  EQUITY  AND  LIABILITY  PAYABLE  WITH  COMMON  STOCK

Common  Stock  Transactions
---------------------------

A. On May 27, 2005, the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owner of Aventura Networks LLC is entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted free-trading shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) was treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. During the first quarter of 2006 the remaining $5,230 was amortized as a direct finance cost. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on November 3, 2005, an additional sixty million (60,000,000) previously un-issued unrestricted free-trading shares on December 29, 2005, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on February 27 , 2006 and a final fifteen million (15,000,000) previously un-issued unrestricted free-trading shares on March 1, 2006 towards the satisfaction of the obligation for the initial draw amount and the Company's Board approved the issuances. The $47,250 difference between the $362,250 and the $315,000 investment was treated as a deferred financing cost of which $16,475 was amortized as a cost of financing during the three months ended March 31, 2006. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release.

B. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724. On December 29, 2005 500,000,000 shares were issued and 300,000,000 shares were issuable to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 as additional shares due the owners of Aventura Networks, LLC under the anti-dilution provision contained in the May 27,2005 LLC Purchase Agreement.In February and March, 2006 an additional 325,000,000 shares became issuable under this anti-dilution provision. On April 4, 2006 625,000,000 shares representing all issuable shares under this anti-dilution provision were issued to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004. There are no additional shares due under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement.

NOTE  6  -  GOING  CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $11,450,908 at March 31, 2006, net losses of $43,656 for the three months ended March 31, 2006 and working capital deficit of $13,639 at March 31, 2006,and cash used in operations in for the three months ended March 31, 2006 of $28,667.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan, including seeking portfolio investments provide opportunity for the Company to continue as a going concern.

NOTE  7  -  SUBSEQUENT  EVENTS

On April 4, 2006 625,000,000 shares of the Company's previously un-issued common stock was issued to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004. These shares represent all previously issuable shares under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement. There are no additional shares issuable or due under this anti-dilution provision.

On May 8, 2006 Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 transferred 135,214,286 of its own Company shares to the Company as a curative action for prior management's May 13, 2005 issuance to itself or a related entity. These shares relate to an excess share issuance for extinguishment of a debt.

On May 8, 2006 Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 transferred 166,000,000 of its own Company shares to the Company as a curative action for prior management's May 26, 2005 issuances that could not be traced to ascertainable consideration or were issued as shares for services in conflict with 1940 Act rules.

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

OVERVIEW


RISK  FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Quarterly Report on Form 10-Q, the following specific risks, not listed in any particular order of priority, should be considered carefully in evaluating the Company, its business, and its common stock.

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

Our officers and directors and related entities own a majority of the issued and outstanding Common Stock. It can be expected that the officers and directors will be able to continue to control the Company's Board of Directors and its policies. However, control of Aventura may be acquired by Horvath Holdings, LLC if the Horvath agreement follows the terms of the Memorandum of Understanding and Intent and Horvath exercises certain options (see the MOU discussion in "Recent Developments").

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

We compete for investments with a large number of private equity funds and mezzathree funds, other business development companies, investment banks, other equity and non-equity based investment funds, and other sources of financing, including specialty finance companies and traditional financial services companies such as commercial banks. Some of our competitors may have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

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

The results of operations for 2005 are divided into two periods. The period from January 1, to March 15, 2005 represents the period prior to BDC election and the period from March 16, 2005 to March 31, 2005 representing the periods the Company operated as a BDC. Accounting principles used in the preparation of the financial statements beginning March 16, 2005 are different from those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The Company utilizes the cumulative effect method to reflect the effects of conversion to a BDC. There was no cumulative effect adjustment from the conversion to a BDC in March 2005.

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

RECENT  DEVELOPMENTS

On March 6, 2006 the Company terminated its Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) having delivered three hundred million (300,000,000) shares and a payment of $978.11 to extinguish the debt.

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

Once we enter into a binding agreement with Horvath Holdings, LLC our future operating business and ownership will change. Therefore, management determined that continuing as a BDC is not practical and that it is in the Company's best interest to un-elect BDC status. Un-electing this status requires a shareholder vote but, inasmuch as one shareholder holds a majority of our stock, we determined that we can make this election upon submitting the matter to this one shareholder. On April 24, 2006 the Company filed an information statement (Form
14C) to withdraw our BDC election. The Company will file a Form 14C Definitive Information Statement on or about May 15, 2006 then file a Form N-54C notifying the Securities and Exchange Commission that, pursuant to the provisions of
Section 54(c), it is withdrawing its election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"). Upon completion of this process, the Company will no longer be subject to the Investment Company Act but will continue as an operating reporting public company, and will still be subject to the Securities Exchange Act of 1934.

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

RESULTS  OF  OPERATIONS

As a BDC, the Company does not operate a business or consolidate its earnings with its portfolio investees. Effective March 15, 2005 the Company elected BDC status meaning that the Company is in the business of investing in other businesses. BDC's measure most income by investment gains and losses and the fluctuation in the value of its portfolio investees. It is difficult to meaningfully compare the three months ended March 31, 2006 to the three months ended March 31, 2005. All comparative references are for presentation purposes only and should be viewed accordingly.

REVENUES

Revenues for the three months ended March 31, 2006 were $0 as compared to revenues for the three months ended three months ended March 31, 2005 of $5,000 and were derived from our subsidiary, Radio X Network prior to our BDC election.

OPERATING  EXPENSES

Consulting expense for the three months ended March 31, 2006 was $0 compared to $149,000 for the three months ended March 31, 2005. Consulting expense related to the issuance of common stock for services to outside consultants.

Professional fees for the three months ended March 31, 2006 were $18,010 compared to $21,151 for the three months ended March 31, 2005. The decrease is primarily related to in-house accounting.

Other selling, general and administrative expenses were $3,941 for the three months ended March 31, 2006 as compared to $38,727 for the three months ended March 31, 2005. The decrease in expenses is primarily due to the Company's change in focus to that of a BDC.

Financing costs were $21,705 for the three months ended March 31, 2006 compared to $0 for the comparable three months ended March 31, 2005. The 2006 amount relates to amortization of the Dutchess investment cash and non-cash financing costs.

As a result of these factors, we reported a net loss of $43,656 or $(nil) per share for the three months ended March 31, 2006 as compared to a net loss of $201,029 or ($.nil) per share for the three months ended March 31, 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2006, we had an accumulated deficit of $11,450,908 and working capital deficit of $13,639. Our president advanced $46,500 during the first three months of 2005.

We  have  no  material  commitments  for  capital  expenditures.

Net cash used in operations during the three months ended March 31, 2006 was $28,667 and was substantially attributable to net loss of $43,657 offset primarily by non-cash amortization of deferred financing costs of $21,705 and a net decrease in operating assets and liabilities of $6,715. In the comparable period of 2005, we had net cash used in operations of $62,242 primarily relating to the net loss of $201,029 primarily offset by stock-based consulting expense of $147,025 and a net decrease in operating assets and liabilities of $8,238.

Net cash generated by investing activities for the three months ended March 31, 2006 was $29,645 and consisted of Company expenses paid by one of its portfolio investees. There were no investing activities for the three months ended March 31, 2005.

Net cash used by financing activities for the three months ended March 31, 2006 was $979 as compared to net cash provided by financing activities of $46,500 for the three months ended March 31, 2005. During the three months ended March 31, 2006 we paid $979 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP. In the comparable period of 2005, we received advances from our former CEO of $46,500.

For the fiscal year ended December 31, 2005, our independent registered public accounting firm issued a going concern opinion in connection with their audit of our financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

Management expects to finalize our investment in Ohio Funding Group, Inc. and make other investments in Horvath Holdings, LLC companies. Horvath owns and operates successful automobile dealerships and finance companies concentrating in the sub-prime market. Horvath executives have decades of automobile industry experience including key public company positions. If Horvath exercises their option discussed in our MOU and takes control of Aventura, we expect to pursue a different business model consistent with their experience including possible further acquisitions within the automobile industry. We believe management's plan will allow the Company to continue as a going concern.

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

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None


ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

A. On May 27, 2005, the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owner of Aventura Networks LLC is entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted free-trading shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on November 3, 2005, an additional sixty million
(60,000,000) previously un-issued unrestricted free-trading shares on December 29, 2005, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on February 27 , 2006 and a final fifteen million (15,000,000) previously un-issued unrestricted free-trading shares on March 1, 2006 towards the satisfaction of the obligation for the initial draw amount and the Company's Board approved the issuances. The $47,250 difference between the $362,250 and the $315,000 investment was treated as a deferred financing cost of which $6,705 was amortized as a cost of financing during the three months ended March 31, 2006. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release.

B. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment is reflected on the financial statements at $800,724. On December 29, 2005 and April 4, 2006 the Company issued 500,000,000 and 625,000,000 shares respectively of its previously un-issued restricted common stock in an exempt issuance to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 as additional shares due the owners of Aventura Networks, LLC under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement. There are no additional shares due under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Section 607.0704 of the Florida Revised Statutes (the "Florida Law") provides that the written consent of the holders of the outstanding shares of common stock, having not less than the minimum number of votes which would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, may be substituted for such a meeting. In order to eliminate the costs and management time involved in obtaining proxies and in order to effect the Proposals as early as possible in order to accomplish the purposes of the Company as hereafter described, the Board of Directors of the Company voted to utilize, and did in fact obtain, the written consent of the holder of a majority interest of the common stock of the Company, approving to un-elect Business Development Company status.

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

                         AVENTURA  HOLDINGS,  INC.



May  12,  2006          By:     /s/  Craig  A.  Waltzer
                                -----------------------
                                Craig  A.  Waltzer
                                Chief  Executive  Officer,  President,  and
                                Director