Form 10QSB
period 2006-06-30
Aventura Holdings Inc.
filed 2006-08-14
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to ______

Commission File Number 33-42498

AVENTURA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2650 Biscayne Boulevard, First Floor, Miami, Florida 33137
(Address of principal executive offices)

(305) 937-2000
(Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).

Yes [ ] No [X]

The number of shares of common stock outstanding as of August 14, 2006 was 2,843,443,527.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

AVENTURA HOLDINGS, INC.
BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(UNAUDITED)

	June 30,	December 31,
	2006	2005
	(unaudited)	(unaudited)

ASSETS:

Current Assets
Cash	365	2,580
Accounts receivable - trade	-	5,355
Deposits - revolving trade	-	25,320
Deferred finance charges	-	21,705
Due from others	-	234

Total Current Assets	365	55,194

Fixed Assets:
Property and Equipment	-	7,111
Less: accumulated depreciation	-	(1,079)

Fixed Assets - net	-	6,032

Investments:
Investment in equity method investee	104,996	-
Total Investments	104,996	-

TOTAL ASSETS	$105,361	$61,226

LIABILITIES & SHAREHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	27,859	28,019
Accrued compensation	$7,500
Taxes payable	-	5,628
Liability payable with common stock	-	362,250

Total Current Liabilities	35,359	395,897

Total Liabilities	35,359	395,897

Shareholder Equity:
Common Stock; $0.001 par value; 5,000,000,000 shares
authorized; 2,843,443,527 and 2,019,657,813 shares issued and outstanding June 30, 2006 and December 31, 2005	2,843,444	2,019,658
Common stock issuable	-	300,000
Additional Paid in Capital	(2,110,460)	(2,297,946)
Accumulated Deficit	(662,982)	(356,383)

Total Shareholders' Equity	70,002	(334,671)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$105,361	$61,226
The accompanying notes are an integral part of these financial statements.

AVENTURA HOLDINGS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING INCOME:

REVENUES:

Operating Revenues	$39,149	$312,525	$16,471	$80,472
Cost of Goods Sold	(8,094)	(251,822)	-	(58,507)

Gross Profit	31,055	60,703	16,471	21,965

EXPENSES:

Operating Expenses:
Compensation	7,500	39,657	7,500	20,000
Consulting	1,667	3,935	971	3,935
Depreciation	550	9,205	-	1,900
Investor Relations	680	49,000	100	49,000
Internet Fees	8,244	10,218	5,104	6,864
Membership and Trading Fees		12,041	-	9,546
Professional Fees	35,585	-	17,575	1,000
Research and Development		6,637	-	5,072
General & Administrative Expenses	16,342	21,266	4,210	10,742
Travel and Entertainment	8,493	8,875	5,099	6,139

Total Operating Expenses	79,061	160,834	40,559	114,198

Net Operating Loss	(48,006)	(100,131)	(24,088)	(92,233)

OTHER INCOME AND (EXPENSES):

Finance Costs	(21,705)	-	-	-
Gain on disposal of subsidiary	8,116	-	8,116	-
Warrant expense	(250,000)	-	(250,000)	-
Investment Income	4,996	-	4,996	-
Total Other Revenues and (Expenses)	(258,593)	-	(236,888)	-

Net Loss	$(306,599)	$(100,131)	$(260,976)	$(92,233)

LOSS PER SHARE:

Net Loss Per Common Share -
Basic and Diluted	$ (nil )	$ (nil )	$ (nil )	$ (nil )

Weighted Common Shares Outstanding -
Basic and Diluted	2,584,395,642	393,276,268	2,852,108,054	738,591,879
The accompanying notes are an integral part of these financial statements.

AVENTURA HOLDINGS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2005	2,019,657,813	$2,019,658	300,000,000	$300,000	$(2,297,946)	$(356,383)	$(334,671)

Common stock issuable in exchange for portfolio company (Aventura Networks LLC) acquisition	-	-	325,000,000	325,000	(325,000)	-	-

Common stock issued pursuant to purchase agreement	300,000,000	300,000	-	-	61,272	-	361,272

Common stock issued in exchange for portfolio company (Aventura Networks LLC) acquisition	625,000,000	625,000	(625,000,000)	(625,000)	-	-	-

Common stock reimbursements by Company's majority shareholder for prior management's improper issuances	(301,214,286)	(301,214)	-	-	301,214	-	-

Common stock issued for Company's Ohio Funding Group, Inc.	200,000,000	200,000	-	-	(100,000)	-	100,000

					250,000		250,000

Net Loss for the six months Ended June 30, 2006	-	-	-	-	-	(306,599)	(306,599)

Balance at June 30, 2006	2,843,443,527	$2,843,444	-	$-	$(2,110,460)	$(662,982)	$70,002
The accompanying notes are an integral part of these financial statements.

AVENTURA HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(306,599)	$(100,131)
Adjustments to reconcile net loss to net
cash used in operating activities:

Amortization of deferred finance costs	21,705	-
Depreciation	550	9,205
Warrant expense payable with Company stock	250,000
Equity method income pass-thru from investee	(4,996)	-
Gain on sale of subsidiary	(8,116)
Consulting fees paid with Company stock	-	32,000

(Increase) decrease in:
Accounts receivable	5,355	(58)
Deposits - revolving trade	25,320	(69,237)
Prepaid consulting	-	(23,612)
Due from others	234	(1,200)

Increase (decrease) in:
Accounts payable	12,843	(13,213)
Accrued expenses	7,500	-
Customer deposits	-	8,519
Payroll taxes payable	(5,628)	4,067
Due to others	-	5,700

Net cash used in operating activities	(1,832)	(147,960)

Cash flows from investing activities:
Investment	-	(100,000)
Sale of fixed assets	1,622	-
Cash transferred in sale of subsidiary	(1,027)
Purchase of fixed assets	-	(22,038)

Net cash provided (used) in investing activities	595	(122,038)

Cash flows from financing activities:

Sale of common stock	-	362,250
Defered finance costs	-	(62,250)
Payment on Stock Purchase Agreement	(978)	-

Net cash provided (used) by financing activities	(978)	300,000

Net increase in cash	(2,215)	30,002

Cash at beginning of period	2,580	4,577

Cash at end of period	$365	$34,579

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

AVENTURA HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

On March 15, 2005, Aventura Holdings, Inc. (the "Company") filed form N-54A with the United States Securities and Exchange Commission (“SEC”) to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). As a result, the Company operated as an investment holding company and acquired investments designed to build an investment portfolio to enhance the Company's shareholder value. As a BDC, the Company was, in effect, a publicly traded private equity fund, where stockholders provided public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

Due to a change in our business model, on April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the SEC indicating that the Company's controlling shareholder and board of directors authorized the withdrawal of the BDC election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006 notifying the SEC that, pursuant to the provisions of Section 54(c) of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"), the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the Investment Company Act but will continue as an operating reporting public company subject to the Securities Exchange Act of 1934.

The Company's financial statements are presented as Aventura Holdings, Inc. Our CUSIP number and trading symbol are 053563 10 2 and AVNT respectively.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2005 and 2004 and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC (However, see discussion of change in accounting principle below). The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be achieved for the full fiscal year ending December 31, 2006.

The election to withdraw the Company as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in portfolio company, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity. The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle.

Effect

As an operating company, the Company consolidates its financial statements with subsidiaries, thus eliminating the investment account. As a result, in accordance with FAS 154, “Accounting for Changes and Error Corrections”, which requires that a change in accounting principle be retrospectively applied to all prior period presented, the accompanying financial statements have been presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to a BDC method of accounting.

Since the new accounting principle is being applied retroactively to prior years, the March 31, 2006 and 2005 comparable interim quarters are presented in accordance with the Statement of Financial Accounting Standards (SFAS) Number 3, Reporting Accounting Changes in Interim Financial Statements on a restated basis as follows:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2006	2005

OPERATING INCOME:

REVENUES:

Operating Revenues	$22,678	$232,053
Cost of Goods Sold	(8,094)	(193,315)

Gross Profit	14,584	38,738

EXPENSES:

Operating Expenses:
Compensation	-	19,657
Consulting	696	-
Depreciation	550	7,305
Investor Relations	580	-
Internet Fees	3,140	3,354
Membership and Trading Fees	-	2,495
Professional Fees	18,010	(1,000)
Research and Development	-	1,565
General & Administrative Expenses	12,132	10,524
Travel and Entertainment	3,394	2,736

Total Operating Expenses	38,502	46,636

Net Operating Loss	(23,918)	(7,898)

OTHER INCOME AND (EXPENSES):

Finance Costs	(21,705)	-
Gain on disposal of subsidiary	-	-
Investment Income	-	-
Total Other Revenues and (Expenses)	(21,705)	-

Net Loss	$(45,623)	$(7,898)

LOSS PER SHARE:

Net Loss Per Common Share -
Basic and Diluted	$ (nil )	$ (nil )

Weighted Common Shares Outstanding -
Basic and Diluted	2,534,657,813	323,657,813

B - Summary of Significant Accounting Policies

Investments

The Company accounts for investments, where the Company holds from 20% up to 50%, in the common stock of an investee, using the equity method. The investment is initially recorded at cost and the carrying amount is adjusted to recognize the Company’s proportionate share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income or loss of the Company in the period of the adjustment. Any dividends received from the investee reduce the carrying value of the investment.

Revenue Recognition

The Company recognizes revenues in accordance with the guidance found in SEC Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided and when collection of the fixed or determinable selling price is reasonably assured.

Net Loss Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2006 and 2005, Diluted EPS loss per share was the same as Basic EPS loss per share since the effect of all common stock equivalents was antidilutive due to the net loss. At June 30, 2006 there were 2,551,339,181 issued and outstanding shares that could be diluted by subsequent issuances of securities, the result of which would dilute future earnings per share (Note 8).

NOTE 3 - INVESTMENTS

The Company held a 50% investment in Radio X Network and a 100% investment in Radio TV Network, Inc. The original cost basis of Radio X was $110,000 while Radio TV Network, Inc. was internally developed by the Company, but was carried with a $0 cost basis. On June 7, 2005 the Radio X Network and Radio TV Network, Inc. investments were assigned to T. Joseph Coleman (the Company’s former president and chairman) in accordance with paragraph 8.3 of the LLC Interest Purchase Agreement.

On June 3, 2005 the Company purchased ten percent of VoIPBlue.com, Inc. ("VoIPBlue") for $100,000 pursuant to a private offering memorandum dated April 22, 2005. This 10% investment was accounted for at cost. VoIPBlue developed software and was structured as a telecommunications exchange serving Voice over Internet Protocol ("VoIP") wholesale carriers. Research and development, software, operating and other costs depleted investment capital and Company management was unable to further fund day-to-day operations. Local operations ceased in December, 2005 and moved to Riga, Latvia in an effort to have the VoIPBlue shareholder / developer assume operational control. Latvian management was unsuccessful and operations ceased. VoIPBlue sold some of its developed and purchased software to third parties without a return on capital to its investors. On December 31, 2005, the Company's Board of Directors deemed the Company's investment in VoIPBlue to be worthless and caused the Company to write off such investment.

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC ("Horvath"), a Michigan limited liability Company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement ("SPA"), a Class A Common Stock Purchase Warrant ("Warrant"), a Registration Rights Agreement and a Lock-Up Agreement (the "Transaction"). The parties to the SPA include the Company, Horvath and one of Horvath's wholly-owned subsidiaries, Ohio Funding Group, Inc., a Michigan corporation ("Ohio Funding"). Pursuant to the terms of the SPA, in exchange for contributing thirty percent (30%) of the equity of Ohio Funding with an agreed value of one hundred thousand dollars ($100,000) based on the trading price of the Company’s common stock at the time of the agreement, Horvath received two hundred million (200,000,000) shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one (1) year. The Warrant enables Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, the remaining equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one (1) Board seat designation right with respect to the Board of Directors of the Company, and grants one (1) additional Board seat designation right, up to a total of four (4) Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed seven (7). The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company's common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to two (2) demand registrations, and an unlimited number of "piggyback" registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of five (5) years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Lopez Trust, the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company ("Trust Shares") to any third party, except to certain permitted transferees, for a period of one (1) year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to five percent (5%) of the total number of shares in each of the following four (4) years. The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company's shareholders, including but not limited to, the election of the Company's Board of Directors. The Company believes a change in control has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. The investment was recorded at its original cost of $100,000 and increased by the Company’s $4,996 proportionate share of the earnings of the investee after from May 16, 2006 through June 30, 2006. The amount of the adjustment is included in the determination of net income or loss of the Company for the three and six months ended June 30, 2006 as other income. The warrant was valued at $250,000 using the Black-Scholes option pricing method using the following assumptions:
1.	common stock price of $0.0005
2.	exercise price of $0.0005
3.	volatility of 100% (based on historical volatility over the expected term)
4.	expected term of 200 days (based on the contractual term of one year adjusted for anticipated partial exercises during the contractual term)
5.	expected dividends of $0
6.	discount rate of 4%

As no future consideration is connected to the warrant issuance, the entire $250,000 was immediately expensed.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

A - Anti-Dilution and Additional Share Issuance Provisions:

The stock purchase agreement of May 27, 2005 (with Dutchess, as described below) and the Aventura Networks, LLC Interest Purchase Agreement which closed on June 7, 2005 both contained anti-dilution provisions which required the issuance of significant quantities of additional common shares to the Lopez Trust for no additional consideration. The issuance of additional shares significantly diluted shareholders (see note 5B). The anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement is no longer in effect. Therefore, no additional dilutive shares are issuable under this Agreement.

The Company issued Horvath Holdings, LLC a Warrant exercisable for one (1) year which enables Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, the remaining equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one (1) Board seat designation right with respect to the Board of Directors of the Company, and grants one (1) additional Board seat designation right, up to a total of four (4) Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by the Company.

On July 10, 2006, the Company executed a promissory note (the "Note") in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company ("ADEG"), pursuant to which the Company established a credit facility with ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006, ADEG advanced $75,000 to the Company under the Note, which represents the current principal balance of the Note. As of the date of this filing, $313 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $75,312. While not limited in its use of the borrowed funds, the Company expects to use these proceeds primarily to fund its day-to-day business operations. Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note is paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into shares of common stock of the Company. The number of shares of common stock into which the Note may be converted is determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, subject to rounding up to the next whole share. While the Company cannot accurately predict the amount, if any, of indebtedness under the Note that will actually be converted into shares of common stock, for illustrative purposes only, if the maximum amount of principal is advanced under the Note and thereafter converted, ADEG would be entitled to receive 500,000,000 shares of common stock (exclusive of any accrued interest to be converted). As this debt is considered conventional convertible debt, there is no embedded derivative to be accounted for. There is no beneficial conversion value as the conversion price exceeded the stock price on the date of the note.

B - Compliance with the BDC Rules and Regulations under the Investment Company Act of 1940:

In March 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, to commence conducting our business activities as a Business Development Company ("BDC"). In April 2005, we commenced an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that offering, we filed a Form 1-E with the SEC.  In June 2005 we closed on a $315,000 common stock offering under Regulation E.

On March 27, 2006 we filed a report of sales pursuant to Rule 609 of Regulation E (Form 2-E) informing the SEC of our exempt share issuance activity and discontinuance of our offering. On April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the SEC and our controlling shareholder and board of directors approved the withdrawal of our BDC election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006 notifying the SEC that, pursuant to the provisions of Section 54(c), the Company withdrew its election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"). Accordingly, the Company is no longer subject to the Investment Company Act but will continue to be subject to the Securities Exchange Act of 1934. In April 2005 and at certain other times thereafter, we received several of comment letters from the SEC regarding various compliance issues with regard to our status as a BDC. As a result, although we believe we have been vigilant in attempting to comply with the relevant sections of the 1940 Act, we believe we may have been out of compliance with certain rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing.  The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Report.  The Company  issued common stock to prior management and their affiliates for services and without ascertainable consideration after its election as a BDC in March 2005. This leads us to conclude we may have violated certain rules and regulations of the 1940 Act. On May 8, 2006 to remedy this past action, the Company’s current majority shareholder (the Lopez Trust) transferred 301,214,286 of its own Company shares back to the Company.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

C - Other Legal Matters:

On December 30, 2005, the Company filed a complaint in US District Court for the Southern District of Florida against its former management and directors alleging self-dealing, including inappropriate issuance of Company shares to themselves and their affiliates. On March 22, 2006 the Company agreed to dismiss the lawsuit in exchange for former management's agreement to relinquish all rights to approve, authorize or consent to current management’s decisions pursuant to the LLC Purchase Agreement between the Company and the former owners of Aventura Networks, LLC. On March 23, 2006, this lawsuit was dismissed with prejudice.

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 5 - STOCKHOLDERS EQUITY AND LIABILITY PAYABLE WITH COMMON STOCK

Recapitalization

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance in exchange for 100% member interest in Aventura Networks, LLC. On a retrospective basis, as discussed in Note 2, this transaction is accounted for as a recapitalization of Aventura Networks, LLC since the member of Aventura Networks, LLC acquired both voting and management control of the Company. Accordingly, the financial statements of the Company just subsequent to the recapitalization include balance sheets of both Aventura Networks, LLC and Aventura Holdings, Inc. at historical cost, the historical operations of Aventura Networks, LLC and the operations of Aventura Holdings, Inc. from June 7, 2005 forward. Under recapitalization accounting, the 880,000,000 share are reflected as the original founder shares of the Company and the Company is deemed to have issued 645,657,813 common shares to the original pre-recapitalization shareholders of Aventura Holdings, Inc. and $22,420 of liabilities were assumed in the recapitalization.

Aventura Networks, LLC was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were greater than domestic margins. Increased competition led to lower prices, reduced margins and Aventura Networks, LLC's exit from the VoIP wholesale carrier market. Aventura Networks, LLC changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. Following the Horvath Transaction (described below), the Board of Directors determined it was in the Company's best interest to shed non-core business segments. Accordingly, on June 30, 2006, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of the Company's liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

On October 17, 2005 the Company merged with Aventura Holdings, Inc. Aventura Holdings, Inc. was the former owner of Aventura Networks, LLC and its sole net assets were 880,000,000 shares of Company stock and anti-dilution rights acquired in the LLC purchase agreement with the Company. Immediately prior to the merger, Aventura Holdings, Inc. transferred its net assets to its sole shareholder, Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the "Lopez Trust"). Craig Waltzer, the Company's President and Chairman, is the former spouse of the Trustee of the Lopez Trust. Subsequent to the merger, the Company (then named "Sun Networks Group, Inc.") changed its name to Aventura Holdings, Inc and the former company was dissolved. There was no accounting effect of this transaction to the Company.

Common Stock Transactions

A.
 On May 27, 2005, the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement called for the Company to submit a draw request to Dutchess and then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess was then entitled to sell the shares in the open market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess had shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess was obligated to return the remaining shares to the Company. If Dutchess sold all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company was obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit was received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to draws under this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owner of Aventura Networks, LLC is entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also granted Dutchess right of first refusal concerning the issuance of new Company securities. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) was treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. During the first quarter of 2006 the remaining $5,230 was amortized as a direct finance cost. Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted shares on September 28, 2005, an additional fifty million (50,000,000) previously un-issued unrestricted shares on November 3, 2005, an additional sixty million (60,000,000) previously un-issued unrestricted shares on December 29, 2005, an additional fifty million (50,000,000) previously un-issued unrestricted shares on February 27 , 2006 and a final fifteen million (15,000,000) previously un-issued unrestricted shares on March 1, 2006 towards the satisfaction of the obligation for the initial draw amount. The stock purchase transaction was recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $62,250 difference between the $362,250 and the $300,000 investment was treated as a deferred financing cost of which $21,705 and $0 was amortized as a cost of financing during the six and three months ended June 30, 2006. For financial reporting purposes, all shares issued to Dutchess were not considered issued or outstanding until the final settlement date in March 2006 was achieved. After Dutchess sold the last of the shares issued in March 2006, the Company’s loan balance was $978. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying the Company’s debt with Dutchess a mutual release was executed. The liability was reclassified to equity and the issuance of 300,000,000 shares of Company common stock was reflected as a March 2006 transaction.

B.
On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued common stock to Aventura Holdings, Inc. in exchange for 100% member interest in Aventura Networks, LLC (See recapitalization above). The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment was recorded before consolidation on the Company’s books at $800,724. On December 29, 2005 500,000,000 shares were issued and 300,000,000 shares became issuable to the Lopez Trust as additional shares due to Aventura Networks, LLC under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement. In February and March, 2006 an additional 325,000,000 shares became issuable under this anti-dilution provision. On April 4, 2006 625,000,000 shares, representing all issuable shares under this anti-dilution provision, were issued to the Lopez Trust. There are no additional shares due under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement since the Stock Purchase Agreement with Dutchess was completed on March 6, 2006.

C.
On May 16, 2006 the Company issued 200,000,000 shares of its previously un-issued common stock and a warrant to acquire a controlling interest in the Company to Horvath Holdings, LLC in exchange for a 30% equity interest in Ohio Funding Group, Inc. with an agreed value of one hundred thousand dollars ($100,000).

D.	On May 8, 2006 a principal stockholder contributed 301,214,286 common shares back to the Company to remedy certain 1940 Act non-compliance issues as discussed in Note 4(B).

NOTE 6 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had (1) an accumulated deficit of $662,982 at June 30, 2006; (2) net losses of $306,599 and $260,976 for the six and three months ended June 30, 2006; (3) a working capital deficit of $34,994 at June 30, 2006; and (4) cash used in operations in for the six months ended June 30, 2006 of $1,832.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 7 - SUBSEQUENT EVENTS

On July 10, 2006, the Company executed a promissory note (the "Note") in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company ("ADEG"), pursuant to which the Company established a credit facility with ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006, ADEG advanced $75,000 to the Company under the Note, which represents the current principal balance of the Note. As of the date of this filing, $313 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $75,313. While not limited in its use of the borrowed funds, the Company expects to use these proceeds primarily to fund its day-to-day business operations.

Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note is paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into common stock of the Company. The number of shares of common stock into which the Note may be converted shall be determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, subject to rounding up to the next whole share. While the Company can not accurately predict the amount, if any, of the debt under the Note that will be converted into shares of common stock, for illustrative purposes only, if the maximum amount of principal is advanced and converted, ADEG would be entitled to receive 500,000,000 shares of common stock (exclusive of any accrued interest on such funds to be converted). As this debt is considered conventional convertible debt, there is no embedded derivative to be accounted for. There is no beneficial conversion value as the conversion price exceeded the stock price on the date of the note.

NOTE 8 - OUTSTANDING WARRANT

A summary of the Company’s outstanding warrant as of June 30, 2006 including all changes during the current fiscal year is presented below:

	Shares		Weighted Average Exercise Price
Warrant issued on May 16, 2006:	2,551,339,181		$0.0005
Warrant expirations in 2006	0
Total Warrant Outstanding at June 30, 2006	2,551,339,181		$0.0005

Summary of activity from issuance of the warrant	0	$
on May 16, 2006 through June 30, 2006

Balance at June 30, 2006	2,551,339,181		$0.0005

Exercisable at June 30, 2006	2,551,339,181		$0.0005

As noted above, the Company issued a Warrant to Horvath Holdings, LLC ("Horvath") that enables Horvath to contribute, at any time during the period beginning on May 16, 2006 (the "Issue Date"), and ending on May 16, 2007, at a fixed price per share of $.0005, the remaining equity interests in Horvath's subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. As of the date of this filing, the number of shares of common stock to which Horvath would be entitled if it fully exercised the Warrant is 2,551,339,181. This would significantly dilute the ownership of our common stockholders.

Item 2.  Management's Discussion and Analysis or Plan of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Form 10-Q for the quarter ended June 30, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RECENT DEVELOPMENTS

On March 6, 2006 the Company terminated its Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) having delivered three hundred million (300,000,000) shares and a payment of $978 to extinguish the debt.

On April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the Securities and Exchange Commission ("SEC") and our controlling shareholder voted to withdraw our Business Development Company ("BDC") election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006, notifying the SEC that, pursuant to the provisions of Section 54(c), the Company withdrew its election to be subject to Sections 55 through 65 of the Investment Company Act of 1940 ("Investment Company Act" or "1940 Act"). Accordingly, the Company is no longer subject to the Investment Company Act but will continue as an operating reporting public company, and is subject to the Securities Exchange Act of 1934.

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC ("Horvath"), a Michigan limited liability Company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement ("SPA"), a Class A Common Stock Purchase Warrant ("Warrant"), a Registration Rights Agreement and a Lock-Up Agreement (the "Transaction"). The parties to the SPA include the Company, Horvath and one of Horvath's wholly-owned subsidiaries, Ohio Funding Group, Inc., a Michigan corporation ("Ohio Funding"). Pursuant to the terms of the SPA, in exchange for contributing thirty percent (30%) of the equity of Ohio Funding with an agreed value of one hundred thousand dollars ($100,000), Horvath received two hundred million (200,000,000) shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one (1) year. The Warrant enables Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, the remaining equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one (1) Board seat designation right with respect to the Board of Directors of the Company, and grants one (1) additional Board seat designation right, up to a total of four (4) Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by the Company. The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company's common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to two (2) demand registrations, and an unlimited number of "piggyback" registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of five (5) years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the "Trust"), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company ("Trust Shares") to any third party, except to certain permitted transferees, for a period of one (1) year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to five percent (5%) of the total number of Trust Shares in each of the following four (4) years. The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company's shareholders, including but not limited to, the election of the Company's Board of Directors.

Pursuant to the Transaction, a change in control of the Company has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. As set forth above, the Trust (the Company's majority shareholder) granted Horvath full authority to vote all of the Trust Shares while the Warrant remains outstanding and the Warrant grants Horvath up to a total of four (4) Board seat designations with respect to the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed seven (7). Following the Transaction, Horvath beneficially owns 2,959,502,446 shares of common stock of the Company, or approximately 51% of the voting securities of the Company, which includes: (1) 200,000,000 shares of the Company's common stock received by Horvath in the Transaction, and (2) 2,759,502,446 shares of the Company's common stock assuming full exercise of the Warrant as of the Transaction closing date.

On June 30, 2006 the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of liabilities arising out of the Company's ownership or operation of Aventura Networks, LLC.

On July 10, 2006, the Company executed a promissory note (the "Note") in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company ("ADEG"), pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006, ADEG advanced $75,000 to the Company under the Note, which represents the current principal balance of the Note. As of the date of this filing, approximately $34.93 [17 days at 10%] in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $75,034.93. While not limited in its use of the borrowed funds, the Company expects to use them primarily to fund its day-to-day business operations.

Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 and continuing thereafter until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note shall have been paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which the Note may be converted shall be determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, provided, however, that the resulting number of shares of common stock shall be rounded up to the next whole share. While the Company cannot accurately predict the amount, if any, of debt under the Note that will be converted into shares of common stock, for illustrative purposes only, if the maximum amount of principal is advanced and converted, ADEG would be entitled to receive 500,000,000 shares of common stock (exclusive of any accrued interest on such funds to be converted).

RESULTS OF OPERATIONS

The Company was retrospectively consolidated, for financial reporting with its wholly owned subsidiary, Aventura Networks, LLC, through and until June 30, 2006, when the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of the Company's liabilities arising out of ownership or operation of Aventura Networks, LLC. The Company’s 30% investment in Ohio Funding Group, Inc. is accounted for using the equity method of accounting where the Company’s investment is adjusted based on the Company’s ownership ratio of Ohio Funding Group, Inc. multiplied by Ohio Funding Group, Inc.’s net income.

REVENUES

Revenues for the six and three months ended June 30, 2006 were $39,149 and $16,471 as compared to revenues for the six and three months ended June 30, 2005 of $312,525 and $80,472 and were derived from our subsidiary at that time, Aventura Networks, LLC.

OPERATING AND OTHER EXPENSES

Operating expenses for the six and three months ended June 30, 2006 were $79,061 and $40,559 as compared to operating expenses for the six and three months ended June 30, 2005 of $160,834 and $114,198.

Financing expenses were $21,705 and $0 for the six and three months ended June 30, 2006 compared to $0 and $0 for the comparable six and three months ended June 30, 2005. The 2006 amount relates to amortization of the Dutchess investment cash and non-cash financing costs.

As a result of these factors, we reported a net loss of $306,599 and $260,976 or $(nil) and $(nil) per share for the six and three months ended June 30, 2006 as compared to a net loss of $100,131 and $92,233 or ($.nil) and $(nil) per share for the six and three months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had an accumulated deficit of $662,982 and working capital deficit of $34,994.

We have no material commitments for capital expenditures.

Net cash used in operations during the six months ended June 30, 2006 was $1,832. Non-cash amortization of deferred financing costs of $21,705, warrant expense payable with Company common stock of $250,000 and a net decrease in revolving trade deposits of $25,320 in our former subsidiary Aventura Networks, LLC were the primary factors contributing to the difference between our net loss and use of cash. In the comparable period of 2005, we had net cash used in operations of $147,960, primarily relating to the net loss of $101,131, a net increase in revolving trade deposits of $69,237 in our former subsidiary Aventura Networks, LLC.

Net cash generated by investing activities for the six months ended June 30, 2006 was $595. Net cash used by investing activities for the six months ended June 30, 2005 was $122,038 and consisted of a $100,000 minority interest investment in VoIPBlue and purchases of fixed assets in the amount of $22,038.

Net cash used by financing activities for the six months ended June 30, 2006 was $978 as compared to net cash provided by financing activities of $300,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006 we paid $978 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP. In the comparable period of 2005, we entered into a Stock Purchase Agreement with Dutchess, received net advances of $300,000.

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

Management expects to make other investments in Horvath Holdings, LLC ("Horvath") companies. Horvath owns and operates successful automobile dealerships and finance companies concentrating in the sub-prime market. Horvath's executives have decades of automobile industry experience including key public company positions. If Horvath exercises its rights under the Warrant and takes control of the Company, we expect to pursue a different business model consistent with Horvath's experience, including possible further acquisitions within the automobile industry. We believe management's plan will allow the Company to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

However, as discussed elsewhere in this Form 10-Q, the Company currently owns 30% of Ohio Funding Group, Inc., a company partially owned by Horvath. Through exercise of the Warrant, management expects to secure additional investments in Horvath companies in the future. Horvath owns and operates automobile dealerships and finance companies, including Ohio Funding Group, Inc., that concentrate in the sub-prime market. If Horvath fully exercises its rights under the Warrant, we expect to pursue a business model consistent with Horvath's current business operations, including possible further acquisitions within the automobile sales and sub-prime lending industry. In view of our current investment in Ohio Funding Group, Inc. and our anticipated business operations by virtue of exercise of the Warrant, we may also be subject to the following market risk:

Interest Rate Risk

Our anticipated operations are expected to be leveraged and sensitive to the difference between the interest rates we pay for borrowed funds and the interest rates we charge in our lending operations. Horvath's current dealer financing operations involve fixed rate obligations, which generally are not subject to interest rate risk. To the extent we may borrow funds to finance our operations at variable rates, or our financing operations are modified to include variable rate instruments, we may become subject to risks arising from interest rate fluctuations. Our potential exposure to interest rate risk arises primarily from changes in prime lending rates of commercial banks, which are in turn impacted by the policies and practices of the United States Federal Reserve Board, among other things.

Item 4. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. In addition, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

This is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of your investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

We suffered a significant operating loss in 2005.

During the period from March 16, 2005 to December 31, 2005, while operating as a BDC, our net loss was $2,782,265. Although we believe that we are now adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

You will be diluted if we issue additional common stock, options to purchase common stock and/or debt or equity securities convertible into common stock.

From time to time, the Company may issue additional shares of its common stock, options for additional shares of its common stock and/or equity or debt securities convertible into common stock. Any issuances of additional shares of common stock pursuant to the foregoing will result in dilution to our existing shareholders.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and be senior to our common stock for the purposes of distributions, may have an adverse effect on the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of equity or debt securities, including medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon our liquidation, holders of our debt securities, if any, and shares of preferred stock, if any, and lenders with respect to other borrowings, if any, will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us reduce the value of our common stock. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in the Company.

Long-term debt repayment obligation.

The Company executed a promissory note (the "Note") in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company ("ADEG"), pursuant to which the Company established a credit facility with ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006, ADEG advanced $75,000 to the Company under the Note, which represents the current principal balance of the Note. As of the date of this filing, $313 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $313. Our leveraged position could have adverse consequences, including requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, exposing us to interest rate fluctuations, increasing our vulnerability to changes in economic conditions and limiting our ability to obtain additional financing and/or capitalize on potential growth opportunities.

We may be subject to various industry-specific risks associated with our anticipated business operations.

As discussed elsewhere in this Form 10-Q, the Company currently owns 30% of Ohio Funding Group, Inc., a company partially owned by Horvath. Through exercise of the Warrant, management expects to secure additional investments in Horvath companies in the future. Horvath owns and operates automobile dealerships and finance companies, including Ohio Funding Group, Inc., that concentrate in the sub-prime market. If Horvath fully exercises its rights under the Warrant, we expect to pursue a business model consistent with Horvath's business operations, including possible further acquisitions within the automobile sales and sub-prime lending industry. Accordingly, our current investment in Ohio Funding Group, Inc. and our anticipated business operations may also be subject to various risks associated with automobile sales and the sub-prime lending industry, including, but not limited to, the following:

Sub-Prime Lending Risks. The sub-prime consumer finance market is comprised of borrowers who are unable to obtain traditional financing through a bank or captive finance company due to either incomplete or negative credit histories. Consequently, the likelihood of delinquency or default is significantly higher for sub-prime consumers in comparison to prime consumers. For these reasons, the finance contracts for sub-prime consumers bear significantly higher interest rates. Our profitability will depend on our ability to properly evaluate the creditworthiness of sub-prime consumers and efficiently service and enforce such contracts. If our losses due to delinquency or default of our customers exceed the proceeds of our loans that remain current, our financial performance will be significantly adversely affected.

Leveraged Operations and Interest Rate Sensitivity. Our anticipated operations will be highly leveraged and sensitive to the difference between the interest rate we pay for borrowed funds and the interest rates at which we finance the purchase of automobiles by our customers. Our leveraged position could have adverse consequences, including requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, exposing us to interest rate fluctuations, increasing our vulnerability to changes in economic conditions and limiting our ability to obtain additional financing and/or capitalize on potential growth opportunities. To the extent we are unable to maintain a sufficient margin between the interest rate on our borrowed funds and the interest rate we charge customers, our financial performance will be significantly adversely affected.

Substantial Need for Capital. The operation of used car dealerships and finance companies requires substantial capital to acquire and maintain inventory, originate finance contracts and maintain facilities. There is no assurance that our current or future access to borrowed funds will be sufficient to meet our capital needs. In the event we need to seek additional financing in the future, there is no assurance that we will be able to obtain such financing when needed or on acceptable terms.

Business Cycles. Sales of motor vehicles historically been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing and financing industry tends to experience the same periods of decline and recession as those experienced in the general economy. We believe that the automobile sales industry is influenced by national and local economic conditions and particularly by consumer confidence, employment rates, the level of personal discretionary spending, interest rates and credit availability. There can be assurance that the industry will not experience sustained periods of declines in vehicle sales in the future. Any such sustained declines would have a material adverse effect on our financial condition, results of operations and/or cash flow.

Competition. The sub-prime consumer automobile and finance market is very fragmented and highly competitive. We believe that there are numerous non-traditional consumer sales and finance sources serving this market. Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than we do. To the extent that traditional and non-traditional sales and finance source lenders significantly expand their activities in this market, our ability to be competitive may be adversely affected.

Loss of certain protections because of non-BDC status.

When the Company ceased to be a BDC regulated under the Investment Company Act of 1940 ("1940 Act") in May 2006, the shareholders lost certain protections, including, but not limited to, the following:

•	The Company is no longer be subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

•
The Company is no longer prohibited from protecting any director or officer against any liability to the Company or the Company's shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person's office;

•
The Company is no longer required to ensure that a majority of the directors are persons who are not "interested persons," as that term is defined in section 56 of the 1940 Act, and certain persons that would be prevented from serving on the Company's board if it were a BDC (such as investment bankers) will be able to serve on the Company's board;

•	The Company is no longer subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates and restricting the Company's ability to issue warrants and options;

•	The Company is no longer obligated to subject a material change in its fundamental investment policies to the approval of its shareholders;

•	The Company is no longer subject to provisions of the 1940 Act prohibiting the issuance of securities at below net asset value;

•
The withdrawal of the Company's election to be regulated as a BDC results in a change in its method of accounting. BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. Operating companies use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment. Changing the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in value of its holdings as they occur. The Company believes that, in light of its limited assets, the effect of the change in method of accounting should not be material. The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a "regular" corporation under Subchapter C of the Internal Revenue Code; or

•
Notwithstanding the above, the Board will still be subject to customary principles of fiduciary duty with respect to the Company and its shareholders and investors will benefit from a number of protections and corporate governance requirements under the Sarbanes-Oxley Act of 2002. In addition, withdrawal of the Company's election to be treated as a BDC did not affect the Company's registration under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act.

Management has discretionary use of Company assets.

We continue to look for and investigate business opportunities that are consistent with our business plan, including further acquisitions of interests in Horvath companies. Management has broad discretion with respect to the acquisition of interests in companies that are consistent with our anticipated operations. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to acquire or operate suitable businesses, it will have broad discretion in allocating these funds. There can be no assurance that the management's use or allocation of such proceeds will allow it to achieve its business objectives.

We operate in a competitive market for acquisition and investment opportunities.

We compete for acquisitions with a large number of companies and investment funds. Many of our competitors may have greater resources than we do. Increased competition makes it more difficult for us to make acquisitions or investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive acquisitions or investments. There can be no assurance that we will be able to identify, negotiate and consummate acquisitions of attractive companies in light of this competition.

Results may fluctuate and may not be indicative of future performance.

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the costs of identifying, negotiating and consummating acquisitions of businesses consistent with our business plan; variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation; the degree to which we encounter competition in our markets; and other general economic and operational circumstances.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities ("LEAPs"), or short trading positions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

OTC Bulletin Board.

Our common stock is quoted on the OTC Bulletin Board ("OTCBB"). The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTCBB are typically thinly traded, highly volatile, have fewer markets and are not followed by analysts. The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our common stock may be unable to sell their shares at any price.

Penny Stock Rules.

Trading in our securities will be subject to the "penny stock" rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price of our common stock.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

We are regulated by the SEC and impacted by regulations of certain state regulatory agencies and self-regulatory organizations. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

No dividends.

Holders of our securities will only be entitled to dividends when, as and if declared by our Board of Directors. We do not expect to have a cash surplus available for dividends in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A.
On May 16, 2006 the Company issued 200,000,000 shares of its previously un-issued common stock and a warrant convertible to a controlling interest in the Company to Horvath Holdings, LLC in exchange for a 30% equity interest in Ohio Funding Group, Inc. with an agreed value of one hundred thousand dollars ($100,000). This issuance of equity securities during the reporting period was reported in our Form 8-K filing on May 22, 2006.

B.	None.
C.	None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Florida Corporations Code provides that the written consent of the holders of the outstanding shares of common stock, having not less than the minimum number of votes which would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, may take action in lieu of such a meeting. In order to eliminate the costs and management time involved in obtaining proxies, the Board of Directors of the Company obtained the written consent of the holder of a majority interest of the common stock of the Company, dated April 24, 2006, to un-elect Business Development Company status. On April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the SEC indicating that the Company's controlling shareholder had authorized the Company's Board of Directors voted to withdraw our BDC election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006 notifying the SEC that, pursuant to the provisions of Section 54(c) of the Investment Company Act of 1940, the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act of the Investment Company Act of 1940.

Item 5. Other Information

None.

Item 6. Exhibits

Regulation S-B Number	Exhibit
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer of the Company
32	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENTURA HOLDINGS, INC.

August 14, 2006  By: /s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and
Director