Form 10-Q
period 2006-09-30
Aventura Holdings Inc.
filed 2006-11-01
CIK 878802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ______

            COMMISSION FILE NUMBER 33-42498

                             AVENTURA HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                FLORIDA                                 65-0254624
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                   Identification No.)

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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).
                                                                  Yes [ ] No [X]

The number of shares of common stock outstanding as of November 1, 2006 was 3,043,443,527.

                             AVENTURA HOLDINGS, INC.


                                      Index

                                                                           Page
                                                                          Number

PART I.    FINANCIAL INFORMATION                                             3

Item 1.    Financial Statements                                              3

           Balance Sheets as of September 30, 2006 and December
           31, 2005 (unaudited)                                              3

           Statements of Operations for the three and nine months ended
           September 30, 2006 and 2005 (unaudited)                           4

           Statements of Changes in Shareholder Equity (Deficit)
           for the nine months ended September 30, 2006 (unaudited)          5

           Statements of Cash Flows for the
           nine months ended September 30, 2006 and 2005 (unaudited)         6

           Notes to Financial Statements (unaudited)                         7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                               14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       18

Item 4.    Controls and Procedures                                          18

PART II.   OTHER INFORMATION                                                19

Item 1.    Legal Proceedings                                                19

Item 1A.   Risk Factors                                                     19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      23

Item 3.    Defaults Upon Senior Securities                                  24

Item 4.    Submission of Matters to a Vote of Security Holders              24

Item 5.    Other Information                                                24

Item 6.    Exhibits                                                         24

SIGNATURES                                                                  25

CERTIFICATIONS


                                      PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         AVENTURA HOLDINGS, INC.
                                           BALANCE SHEETS AS OF
                                 SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                                               (UNAUDITED)


                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                    -----------------   ----------------
                                                                          2006                2005
                                                                    -----------------   ----------------
                                                                       (unaudited)         (unaudited)
ASSETS:

     Current Assets
        Cash                                                                  12,125              2,580
        Accounts receivable - trade                                                -              5,355
        Deposits - revolving trade                                                 -             25,320
        Deferred finance charges                                                   -             21,705
        Due from others                                                            -                234
                                                                    -----------------   ----------------

     Total Current Assets                                                     12,125             55,194
                                                                    -----------------   ----------------

     Fixed Assets:
        Property and Equipment                                                     -              7,111
         Less: accumulated depreciation                                            -             (1,079)
                                                                    -----------------   ----------------

     Fixed Assets - net                                                            -              6,032
                                                                    -----------------   ----------------

    Investments:
       Investment in equity method investee                                  107,938                  -
                                                                    -----------------   ----------------
    Total Investments                                                        107,938                  -
                                                                    -----------------   ----------------

 TOTAL ASSETS                                                      $         120,063   $         61,226
                                                                    =================   ================

 LIABILITIES & SHAREHOLDERS' EQUITY:
     Current Liabilities:
       Accounts payable                                                       27,165             28,019
        Accrued compensation                                       $           5,000                  -
        Taxes payable                                                              -              5,628
        Liability payable with common stock                                        -            362,250
                                                                    -----------------   ----------------

     Total Current Liabilities                                                32,165            395,897
                                                                    -----------------   ----------------

     Non-current Liability:

        Note payable                                                          76,356                  -
                                                                    -----------------   ----------------

     Total Liabilities                                                       108,521            395,897
                                                                    -----------------   ----------------

     Shareholder Equity:
       Common Stock; $0.001 par value; 5,000,000,000 shares
         authorized; 2,843,443,527 and 2,019,657,813 shares
         issued and outstanding September 30, 2006 and
         December 31, 2005                                                 2,843,444          2,019,658
       Common stock issuable                                                       -            300,000
       Additional Paid in Capital                                         (2,110,460)        (2,297,946)
       Accumulated Deficit                                                  (721,442)          (356,383)
                                                                    -----------------   ----------------

     Total Shareholders' Equity                                               11,542           (334,671)
                                                                    -----------------   ----------------

 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                          $         120,063   $         61,226
                                                                    =================   ================


The accompanying unaudited notes are an integral part of these financial statements.



                                                  AVENTURA HOLDINGS, INC.
                                                  STATEMENTS OF OPERATIONS
                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                        (UNAUDITED)


                                             FOR THE NINE         FOR THE NINE        FOR THE THREE        FOR THE THREE
                                             MONTHS ENDED         MONTHS ENDED         MONTHS ENDED        MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                          -----------------    -----------------    -----------------    -----------------
                                                2006                 2005                 2006                 2005
                                          -----------------    -----------------    -----------------    -----------------
                                             (unaudited)          (unaudited)          (unaudited)          (unaudited)
OPERATING INCOME:
-----------------

REVENUES:

    Operating Revenues                   $          39,149    $         379,564    $               -    $          67,039
      Cost of Goods Sold                            (8,094)            (252,004)                   -                 (182)
                                          -----------------    -----------------    -----------------    -----------------

      Gross Profit                                  31,055              127,560                    -               66,857
                                          -----------------    -----------------    -----------------    -----------------

EXPENSES:

    Operating Expenses:
      Compensation                                  22,500               62,157               15,000               22,500
      Consulting                                     2,735               16,165                1,068               12,230
      Depreciation                                     550                9,205                    -                    -
      Investor Relations                             2,210               73,940                1,530               24,940
      Internet Fees                                  8,244               14,961                    -                5,202
      Membership and Trading Fees                        -               12,041                    -                    -
      Professional Fees                             69,618               (1,190)              34,033               (2,190)
      Research and Development                           -                6,925                    -                  288
      General & Administrative Expenses             23,737               43,072                7,394               22,347
      Travel and Entertainment                      10,869               21,304                2,377               12,429
                                          -----------------    -----------------    -----------------    -----------------

    Total Operating Expenses                       140,463              258,580               61,402               97,746
                                          -----------------    -----------------    -----------------    -----------------

    Net Operating Loss                            (109,408)            (131,020)             (61,402)             (30,889)
                                          -----------------    -----------------    -----------------    -----------------

OTHER INCOME AND (EXPENSES):

      Finance Costs                                (21,705)             (27,437)                   -              (27,437)
      Gain on disposal of subsidiary                 8,116                    -                    -                    -
      Warrant expense                             (250,000)                   -                    -                    -
      Investment Income                              7,938                    -                2,942                    -
                                          -----------------    -----------------    -----------------    -----------------
 Total Other Revenues and (Expenses)              (255,651)             (27,437)               2,942              (27,437)
                                          -----------------    -----------------    -----------------    -----------------

 NET LOSS                                $        (365,059)   $        (158,457)   $         (58,460)   $         (58,326)
                                          =================    =================    =================    =================

 LOSS PER SHARE:

     Net Loss Per Common Share -
      Basic and Diluted                  $            (nil)   $            (nil)   $            (nil)   $            (nil)
                                          =================    =================    =================    =================

     Weighted Common Shares Outstanding -
       Basic and Diluted                     2,672,338,098          737,554,613        2,843,443,527        1,602,288,248
                                          =================    =================    =================    =================


The accompanying unaudited notes are an integral part of these financial statements.



                                                       AVENTURA HOLDINGS, INC.
                                                STATEMENTS OF CHANGES IN SHAREHOLDERS
                                      EQUITY (DEFICIT) FOR NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                             (UNAUDITED)


                                         COMMON STOCK             COMMON STOCK ISSUABLE
                                -----------------------------  -------------------------    ADDITIONAL      ACCUMULATED
                                    SHARES          AMOUNT        SHARES        AMOUNT    PAID IN CAPITAL     DEFICIT        TOTAL
                                ---------------  ------------  -------------  ----------  ---------------  -------------  ----------

BALANCE AT DECEMBER 31, 2005     2,019,657,813  $  2,019,658    300,000,000  $  300,000  $    (2,297,946) $    (356,383) $ (334,671)

  Common stock issuable in
    exchange for portfolio
    company (Aventura Networks
    LLC) acquisition                         -             -    325,000,000     325,000         (325,000)             -           -

  Common stock issued pursuant
    to stock purchase agreement    300,000,000       300,000              -           -           61,272              -     361,272

  Common stock issued in
    exchange for portfolio
    company (Aventura Networks
    LLC) acquisition               625,000,000       625,000   (625,000,000)   (625,000)               -              -           -

   Common stock reimbursements
     by Company's majority
     shareholder for prior
     management's improper
     issuances                    (301,214,286)     (301,214)             -           -          301,214              -           -

   Common stock issued for
     Company's investment in
     Ohio Funding Group, Inc       200,000,000       200,000              -           -         (100,000)             -     100,000

   Warrant issued to
     Horvath Holdings, LLC                                                                       250,000                    250,000

   Net loss for the nine months
     ended September 30, 2006                -             -              -           -                -       (365,059)   (365,059)
                                ---------------  ------------  -------------  ----------  ---------------  -------------  ----------

BALANCE AT SEPTEMBER 30, 2006    2,843,443,527  $  2,843,444              -  $        -  $    (2,110,460) $    (721,442) $   11,542
                                ===============  ============  =============  ==========  ===============  =============  ==========


The accompanying unaudited notes are an integral part of these financial statements.




                                            AVENTURA HOLDINGS, INC.
                                            STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                                  (UNAUDITED)


                                                                            FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                    ------------------------------------------
                                                                           2006                   2005
                                                                    --------------------  --------------------
                                                                        (unaudited)            (unaudited)
 Cash flows from operating activities:

     Net loss                                                      $           (365,059) $           (158,457)
     Adjustments to reconcile net loss to net
      cash used in operating activities:

        Amortization of deferred finance costs                                   21,705                     -
        Depreciation                                                                550                 9,205
        Warrant expense payable with Company stock                              250,000                     -
        Equity method income pass-thru from investee                             (7,938)                    -
        Gain on sale of subsidiary                                               (8,116)                    -
        Consulting fees paid with Company stock                                       -                32,000

     (Increase) decrease in:
        Accounts receivable                                                       5,355                (3,155)
        Deposits - revolving trade                                               25,320               (32,823)
        Prepaid consulting                                                            -               (11,807)
        Due from others                                                             234               (22,814)

     Increase (decrease) in:
        Accounts payable                                                         12,149                15,678
        Accrued expenses                                                          5,000                     -
        Customer deposits                                                             -               (12,164)
        Payroll taxes payable                                                    (5,628)                7,032
        Accrued interest                                                          1,356                     -
        Due to others                                                                 -                 5,610
                                                                    --------------------  --------------------

 Net cash (used) in operating activities                                        (65,072)             (171,695)
                                                                    --------------------  --------------------

 Cash flows from investing activities:
        Investment                                                                    -              (100,000)
        Sale of fixed assets                                                      1,622                     -
        Cash transferred in sale of subsidiary                                   (1,027)                    -
        Purchase of fixed assets                                                      -               (22,038)
                                                                    --------------------  --------------------

 Net cash provided (used) in investing activities                                   595              (122,038)
                                                                    --------------------  --------------------

 Cash flows from financing activities:

        Sale of common stock                                                          -               362,250
        Defered finance costs                                                         -               (62,250)
        Proceeds from loan                                                       75,000                     -
        Payment on Stock Purchase Agreement                                        (978)                    -
                                                                    --------------------  --------------------

 Net cash provided by financing activities                                       74,022               300,000
                                                                    --------------------  --------------------

 Net increase in cash                                                             9,545                 6,267

 Cash at beginning of period                                                      2,580                 4,577
                                                                    --------------------  --------------------

 Cash at end of period                                             $             12,125  $             10,844
                                                                    ====================  ====================

 Supplemental Disclosure of Cash Flow Information:

 Cash paid during the period for:

        Interest                                                   $                  -  $                  -
                                                                    ====================  ====================

        Income Taxes                                               $                  -  $                  -
                                                                    ====================  ====================


The accompanying unaudited notes are an integral part of these financial statements


                                                                  6

                             AVENTURA HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

On March 15, 2005, Aventura Holdings, Inc. (the "Company") filed Form N-54A with the United States Securities and Exchange Commission ("SEC") to become a Business Development Company ("BDC") pursuant to Section 54 of the Investment Company Act of 1940 (the "1940 Act"). As a result, the Company operated as an investment holding company and acquired investments designed to build an investment portfolio to enhance the Company's shareholder value. As a BDC, the Company was, in effect, a publicly traded private equity fund, where stockholders provided public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

Due to a change in our business model, on April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the SEC indicating that the Company's controlling shareholder and board of directors authorized the withdrawal of the BDC election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006 notifying the SEC that, pursuant to the provisions of Section 54(c) of the 1940 Act, the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the Investment Company Act but will continue as an operating reporting public company subject to the Securities Exchange Act of 1934.

The Company's financial statements are presented as Aventura Holdings, Inc. Our CUSIP number and trading symbol are 053563 10 2 and AVNT respectively.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended December 31, 2005 and 2004 and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC (However, see discussion of change in accounting principle below). The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be achieved for the full fiscal year ending December 31, 2006.

The election to withdraw the Company as a BDC under the 1940 Act has resulted in a significant change in the Company's required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in a portfolio company, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company's intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity. The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle.

EFFECT

As an operating company, the Company consolidates its financial statements with subsidiaries, thus eliminating the investment account. As a result, in accordance with FAS 154, "Accounting for Changes and Error Corrections", which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the accompanying financial statements have been presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to a BDC method of accounting.

Since the new accounting principle is being applied retroactively to prior years, the March 31, 2006 and 2005 comparable interim quarters are presented in accordance with the Statement of Financial Accounting Standards (SFAS) Number 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS on a restated basis as follows:

                                                             FOR THE THREE               FOR THE THREE
                                                              MONTHS ENDED                MONTHS ENDED
                                                                MARCH 31,                   MARCH 31,
                                                        -------------------------  -------------------------
                                                                  2006                        2005
                                                        -------------------------  -------------------------
OPERATING INCOME:

REVENUES:

   Operating Revenues                                  $                  22,678  $                 232,053
      Cost of Goods Sold                                                  (8,094)                  (193,315)
                                                        -------------------------  -------------------------

      Gross Profit                                                        14,584                     38,738
                                                        -------------------------  -------------------------

EXPENSES:

   Operating Expenses:
      Compensation                                                             -                     19,657
      Consulting                                                             696                          -
      Depreciation                                                           550                      7,305
      Investor Relations                                                     580                          -
      Internet Fees                                                        3,140                      3,354
      Membership and Trading Fees                                              -                      2,495
      Professional Fees                                                   18,010                     (1,000)
      Research and Development                                                 -                      1,565
      General & Administrative Expenses                                   12,132                     10,524
      Travel and Entertainment                                             3,394                      2,736
                                                        -------------------------  -------------------------

   Total Operating Expenses                                               38,502                     46,636
                                                        -------------------------  -------------------------

   Net Operating Loss                                                    (23,918)                    (7,898)
                                                        -------------------------  -------------------------

OTHER INCOME AND (EXPENSES):

      Finance Costs                                                      (21,705)                         -
      Gain on disposal of subsidiary                                           -                          -
      Investment Income                                                        -                          -
                                                        -------------------------  -------------------------
Total Other Revenues and (Expenses)                                      (21,705)                         -
                                                        -------------------------  -------------------------

NET LOSS                                               $                 (45,623) $                  (7,898)
                                                        =========================  =========================

LOSS PER SHARE:

   Net Loss Per Common Share -
    Basic and Diluted                                  $                    (nil) $                    (nil)
                                                        =========================  =========================

   Weighted Common Shares Outstanding -
    Basic and Diluted                                              2,534,657,813                323,657,813
                                                        =========================  =========================

B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

The Company accounts for investments, where the Company holds from 20% up to 50%, in the common stock of an investee, using the equity method. The investment is initially recorded at cost and the carrying amount is adjusted to recognize the Company's proportionate share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income or loss of the Company in the period of the adjustment. Any dividends received from the investee reduce the carrying value of the investment.

REVENUE RECOGNITION

The Company recognizes revenues in accordance with the guidance found in SEC Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided and when collection of the fixed or determinable selling price is reasonably assured.

NET LOSS PER COMMON SHARE

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2006 and 2005, Diluted EPS loss per share was the same as Basic EPS loss per share since the effect of all common stock equivalents was antidilutive due to the net loss. At September 30, 2006 there was a warrant for 2,551,339,181 common shares and a note and accrued interest convertible into 50,904,000 common shares. If these Warrants are exercised or note converted resulting in the subsequent issuances of securities, the result could dilute future earnings per share (Note 7).

NOTE 3 - INVESTMENTS

The Company held a 50% investment in Radio X Network and a 100% investment in Radio TV Network, Inc. The original cost basis of Radio X was $110,000 while Radio TV Network, Inc. was internally developed by the Company, but was carried with a $0 cost basis. On June 7, 2005 the Radio X Network and Radio TV Network, Inc. investments were assigned to T. Joseph Coleman (the Company's former president and chairman) in accordance with paragraph 8.3 of the LLC Interest Purchase Agreement.

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

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC ("Horvath"), a Michigan limited liability Company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement ("SPA"), a Class A Common Stock Purchase Warrant ("Warrant"), a Registration Rights Agreement and a Lock-Up Agreement (the "Transaction"). The parties to the SPA include the Company, Horvath and one of Horvath's wholly-owned subsidiaries, Ohio Funding Group, Inc., a Michigan corporation ("Ohio Funding"). Pursuant to the terms of the SPA, in exchange for contributing thirty percent (30%) of the equity of Ohio Funding, with an agreed value of one hundred thousand dollars ($100,000), based on the trading price of the Company's common stock at the time of the agreement, Horvath received two hundred million (200,000,000) shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one (1) year. The Warrant enables Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, the remaining equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one (1) Board seat designation right with respect to the Board of Directors of the Company, and grants one (1) additional Board seat designation right, up to a total of four (4) Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed seven (7). The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company's common stock that it received under the SPA and those shares it receives upon exercise of the Warrant. The Company is obligated to effect up to two (2) demand registrations, and an unlimited number of "piggyback" registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of five (5) years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Lopez Trust, the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company ("Trust Shares") to any third party, except to certain permitted transferees, for a period of one (1) year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to five percent (5%) of the total number of shares in each of the following four (4) years. The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company's shareholders, including but not limited to, the election of the Company's Board of Directors. The Company believes a change in control has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. The investment was recorded at its original cost of $100,000 and increased by the Company's $7,938 proportionate share of the earnings of Ohio Funding from May 16, 2006 through September 30, 2006. The amount of the adjustment is included in the determination of net income or loss of the Company for the nine and three months ended September 30, 2006 as other income. The Warrant was valued at $250,000 using the Black-Scholes option pricing method using the following assumptions:
        1.      common stock price of $0.0005
        2.      exercise price of $0.0005
        3. volatility of 100% (based on historical volatility over the expected term)
        4. expected term of 200 days (based on the contractual term of one year adjusted for anticipated partial exercises during the contractual term)
        5.      expected dividends of $0
        6.      discount rate of 4%

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

On May 16, 2006, the Company originally issued Horvath Holdings, LLC a Warrant exercisable for one (1) year which enabled Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, the remaining equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. See also "Note 8 - Subsequent Events" concerning the first partial exercise of the Warrant described above.

On July 10, 2006, the Company executed a promissory note (the "Note") in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company ("ADEG"), pursuant to which the Company established a credit facility with ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006, ADEG advanced $75,000 to the Company under the Note, which represents the current principal balance of the Note. As of September 30,2006, $1,356 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $76,356. While not limited in its use of the borrowed funds, the Company expects to use these proceeds primarily to fund its day-to-day business operations. Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note is paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into shares of common stock of the Company. The number of shares of common stock into which the Note may be converted is determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, subject to rounding up to the next whole share. While the Company cannot accurately predict the amount, if any, of indebtedness under the Note that will actually be converted into shares of common stock, for illustrative purposes only, if the maximum amount of principal is advanced under the Note and thereafter converted, ADEG would be entitled to receive 500,000,000 shares of common stock (exclusive of any accrued interest to be converted). As this debt is considered conventional convertible debt, there is no embedded derivative to be accounted for. There is no beneficial conversion value as the conversion price exceeded the stock price on the date of the note.

B - COMPLIANCE WITH THE BDC RULES AND REGULATIONS UNDER THE INVESTMENT COMPANY ACT OF 1940:

In March 2005, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940 ("1940 Act"), to commence conducting our business activities as a Business Development Company ("BDC"). In April 2005, we commenced an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that offering, we filed a Form 1-E with the SEC. In June 2005 we closed on a $315,000 common stock offering under Regulation E.

On March 27, 2006 we filed a report of sales pursuant to Rule 609 of Regulation E (Form 2-E) informing the SEC of our exempt share issuance activity and discontinuance of our offering. On April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the SEC and our controlling shareholder and board of directors approved the withdrawal of our BDC election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006 notifying the SEC that, pursuant to the provisions of Section 54(c), the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the 1940 Act but will continue to be subject to the Securities Exchange Act of 1934. In April 2005 and at certain other times thereafter, we received several of comment letters from the SEC regarding various compliance issues with regard to our status as a BDC. As a result, although we believe we have been vigilant in attempting to comply with the relevant sections of the 1940 Act, we believe we may have been out of compliance with certain rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We cannot predict with certainty what, if any, regulatory or financial consequences may result from the foregoing. The above matter may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Such contingent liabilities could not be estimated by management as of the date of this Report. The Company issued common stock to prior management and their affiliates for services and without ascertainable consideration after its election as a BDC in March 2005. This leads us to conclude we may have violated certain rules and regulations of the 1940 Act. On May 8, 2006 to remedy this past action, the Company's current majority shareholder (the Lopez Trust) transferred 301,214,286 of its own Company shares back to the Company.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

C - OTHER LEGAL MATTERS:

On December 30, 2005, the Company filed a complaint in US District Court for the Southern District of Florida against its former management and directors alleging self-dealing, including inappropriate issuance of Company shares to themselves and their affiliates. On March 22, 2006 the Company agreed to dismiss the lawsuit in exchange for former management's agreement to relinquish all rights to approve, authorize or consent to current management's decisions pursuant to the LLC Purchase Agreement between the Company and the former owners of Aventura Networks, LLC. On March 23, 2006, this lawsuit was dismissed with prejudice.

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 5 - STOCKHOLDERS EQUITY AND LIABILITY PAYABLE WITH COMMON STOCK

RECAPITALIZATION

On June 7, 2005 the Company issued 880,000,000 shares of its previously unissued restricted common stock in an exempt issuance in exchange for 100% member interest in Aventura Networks, LLC. On a retrospective basis, as discussed in
Note 2, this transaction is accounted for as a recapitalization of Aventura Networks, LLC since the member of Aventura Networks, LLC acquired both voting and management control of the Company. Accordingly, the financial statements of the Company just subsequent to the recapitalization include balance sheets of both Aventura Networks, LLC and Aventura Holdings, Inc. at historical cost, the historical operations of Aventura Networks, LLC and the operations of Aventura Holdings, Inc. from June 7, 2005 forward. Under recapitalization accounting, the 880,000,000 share are reflected as the original founder shares of the Company and the Company is deemed to have issued 645,657,813 common shares to the original pre-recapitalization shareholders of Aventura Holdings, Inc. and $22,420 of liabilities were assumed in the recapitalization.

Aventura Networks, LLC was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were greater than domestic margins. Increased competition led to lower prices, reduced margins and Aventura Networks, LLC's exit from the VoIP wholesale carrier market. Aventura Networks, LLC changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. Following the Horvath Transaction (described below), the Board of Directors determined it was in the Company's best interest to shed non-core business segments. Accordingly, on September 30, 2006, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company's president and chairman) in exchange for Mr. Waltzer's assumption of the Company's liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with its only subsidiary, Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

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

COMMON STOCK TRANSACTIONS

        A. On May 27, 2005, the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company's previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement called for the Company to submit a draw request to Dutchess and then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company's shares. Dutchess was then entitled to sell the shares in the open market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess had shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess was obligated to return the remaining shares to the Company. If Dutchess sold all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company was obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit was received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to draws under this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owner of Aventura Networks, LLC is entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also granted Dutchess right of first refusal concerning the issuance of new Company securities. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the September 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted shares to Dutchess. On June 3, 2005 the Company's portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) was treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. During the first quarter of 2006 the remaining $5,230 was amortized as a direct finance cost. Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted shares on September 28, 2005, an additional fifty million (50,000,000) previously un-issued unrestricted shares on November 3, 2005, an additional sixty million (60,000,000) previously un-issued unrestricted shares on December 29, 2005, an additional fifty million (50,000,000) previously un-issued unrestricted shares on February 27 , 2006 and a final fifteen million (15,000,000) previously un-issued unrestricted shares on March 1, 2006 towards the satisfaction of the obligation for the initial draw amount. The stock purchase transaction was recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $62,250 difference between the $362,250 and the $300,000 investment was treated as a deferred financing cost of which $21,705 and $0 was amortized as a cost of financing during the nine and three months ended September 30, 2006. For financial reporting purposes, all shares issued to Dutchess were not considered issued or outstanding until the final settlement date in March 2006 was achieved. After Dutchess sold the last of the shares issued in March 2006, the Company's loan balance was $978. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying the Company's debt with Dutchess a mutual release was executed. The liability was reclassified to equity and the issuance of 300,000,000 shares of Company common stock was reflected as a March 2006 transaction.

        B. On June 7, 2005 the Company issued 880,000,000 shares of its previously unissued common stock to Aventura Holdings, Inc. in exchange for 100% member interest in Aventura Networks, LLC (See recapitalization above). The shares were valued at $0.00091 per share based on a discounted quoted trading price. The investment was recorded before consolidation on the Company's books at $800,724. On December 29, 2005 500,000,000 shares were issued and 300,000,000 shares became issuable to the Lopez Trust as additional shares due to Aventura Networks, LLC under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement. In February and March, 2006 an additional 325,000,000 shares became issuable under this anti-dilution provision. On April 4, 2006 625,000,000 shares, representing all issuable shares under this anti-dilution provision, were issued to the Lopez Trust. There are no additional shares due under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement since the Stock Purchase Agreement with Dutchess was completed on March 6, 2006.

        C. On May 8, 2006 a principal stockholder contributed 301,214,286 common shares back to the Company to remedy certain 1940 Act non-compliance issues as discussed in Note 4(B).

        D. On May 16, 2006 the Company issued 200,000,000 shares of its previously unissued common stock to Horvath Holdings, LLC in exchange for a 30% equity interest in Ohio Funding Group, Inc. with an agreed value of one hundred thousand dollars ($100,000).

        E. See "Note 8 - Subsequent Events" concerning the first partial exercise of the Warrant described in Notes 3 and 4 above and 7 below.

NOTE 6 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had (1) an accumulated deficit of $721,442 at September 30, 2006; (2) net losses of $365,059 and $58,460 for the nine and three months ended September 30, 2006; (3) a working capital deficit of $20,040 at September 30, 2006; and (4) cash used in operations in for the nine months ended September 30, 2006 of $65,072.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan provide the opportunity for the Company to continue as a going concern.

NOTE 7 - OUTSTANDING WARRANT

A summary of the Company's outstanding warrant as of September 30, 2006 including all changes during the current fiscal year is presented below:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                                   EXERCISE
                                                                SHARES              PRICE
                                                           ----------------    ----------------
                                                             2,551,339,181   $          0.0005
        Warrant issued on May 16, 2006:
        Warrant expirations in 2006                                      0
                                                           ----------------
        Total Warrant Outstanding at September 30, 2006      2,551,339,181   $          0.0005
                                                           ================    ================

        Summary of activity from issuance of the warrant
        on May 16, 2006 through September 30, 2006                       0
                                                           ----------------

        Balance at September 30, 2006                        2,551,339,181   $          0.0005
                                                           ================    ================

        Exercisable at September 30, 2006                    2,551,339,181   $          0.0005
                                                           ================    ================


        Partial Exercise October 1, 2006                       200,000,000   $          0.0005
                                                           ================    ================


        Balance on Day of This Filing                        2,351,339,181   $          0.0005
                                                           ================    ================


        Exercisable on Day of This Filing                    2,351,339,181   $          0.0005
                                                           ================    ================

As noted above, the Company issued a Warrant to Horvath Holdings, LLC ("Horvath") that enables Horvath to contribute, at any time during the period beginning on May 16, 2006 (the "Issue Date"), and ending on May 16, 2007, at a fixed price per share of $.0005, the remaining equity interests in Horvath's subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. On October 1, 2006, pursuant to a partial exercise of the Warrant, the Company acquired an additional 30% of the equity of Ohio Funding Group, Inc. (Ohio Funding) with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company's common stock to Horvath. As of the date of this filing, the number of additional shares of common stock to which Horvath would be entitled if it fully exercised the Warrant is 2,351,339,181. The full exercise of this Warrant, therefore, would significantly dilute the ownership of our common stockholders.

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath described in Notes 3, 4 and 7, the Company acquired an additional 30% of the equity of Ohio Funding with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company's common stock. In connection with this partial exercise of the Warrant, Horvath was granted one additional Board seat designation right (in addition to the single Board seat designation right granted to Horvath in the original May 16, 2006 transaction). As of the date hereof, Horvath has not appointed any directors pursuant to its Board seat designation rights. Following this transaction, the Company obtained a controlling position in Ohio Funding by virtue of its 60% ownership of Ohio Funding's common stock and will therefore begin consolidating Ohio Funding's operations into the Company's financial statements commencing October 1, 2006.

Horvath is a related party due to its stock ownership in the Company, the Board seat designation rights it has been granted, the ability to acquire control of the Company through a full exercise of the Warrant and the proxy rights it has been granted by the Trust, the Company's current majority shareholder. These various rights are described in the Form 8-K filed on May 22, 2006 and the Exhibits thereto. The Company and Horvath determined the $100,000 agreed value for the Ohio Funding shares by multiplying the 2005 (unaudited) net earnings of Ohio Funding by a factor of 4 and then multiplying the product by the 30% equity ownership being acquired by the Company. The Board of Directors of the Company believes that such consideration is fair and is not more favorable to Horvath than a value that could be negotiated with a third party in an "arm's length" transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Form 10-Q for the quarter ended September 30, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

On April 24, 2006 the Company filed a preliminary information statement (Form
14C) with the Securities and Exchange Commission ("SEC") and our controlling shareholder voted to withdraw our Business Development Company ("BDC") election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006, notifying the SEC that, pursuant to the provisions of Section 54(c), the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the 1940 Act but will continue as an operating reporting public company, and is subject to the Securities Exchange Act of 1934.

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC ("Horvath"), a Michigan limited liability Company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement ("SPA"), a Class A Common Stock Purchase Warrant ("Warrant"), a Registration Rights Agreement and a Lock-Up Agreement (the "Transaction"). The parties to the SPA include the Company, Horvath and one of Horvath's wholly-owned subsidiaries, Ohio Funding. Pursuant to the terms of the SPA, in exchange for contributing thirty percent (30%) of the equity of Ohio Funding with an agreed value of one hundred thousand dollars ($100,000), Horvath received two hundred million (200,000,000) shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one (1) year. The Warrant enabled Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, the remaining equity interests in its subsidiaries in exchange for the greater of:
(a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one (1) Board seat designation right with respect to the Board of Directors of the Company, and grants one (1) additional Board seat designation right, up to a total of four (4) Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company's common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to two (2) demand registrations, and an unlimited number of "piggyback" registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of five (5) years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the "Trust"), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company ("Trust Shares") to any third party, except to certain permitted transferees, for a period of one (1) year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to five percent (5%) of the total number of Trust Shares in each of the following four (4) years.

The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company's shareholders, including but not limited to, the election of the Company's Board of Directors. Pursuant to the Transaction, a change in control of the Company has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. As set forth above, the Trust (the Company's majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares while the Warrant remains outstanding and the Warrant grants Horvath up to a total of four (4) Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed seven (7).

On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired an additional 30% of the equity of Ohio Funding with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company's common stock. Following this transaction, a Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath ("Replacement Warrant"). Horvath beneficially owns 2,751,339,181 shares of common stock of the Company, or approximately 51% of the proforma voting securities of the Company assuming full exercise of the Replacement Warrant as of the date of this filing, obtainable through exercise of the Replacement Warrant, which includes: (1) 400,000,000 shares of the Company's common stock received by Horvath in the transaction, and (2) 2,351,339,181 shares of the Company's common stock receivable if Horvath were to exercise the Warrant.

On June 30, 2006 the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company's president and chairman) in exchange for Mr. Waltzer's assumption of liabilities arising out of the Company's ownership or operation of Aventura Networks, LLC.

On July 10, 2006, the Company executed a promissory note (the "Note") in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company ("ADEG"), pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006, ADEG advanced $75,000 to the Company under the Note, which represents the current principal balance of the Note. As of September 30, 2006, $1,356 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $76,356. While not limited in its use of the borrowed funds, the Company expects to use them primarily to fund its day-to-day business operations.

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

RESULTS OF OPERATIONS

The Company was retrospectively consolidated, for financial reporting with its wholly owned subsidiary, Aventura Networks, LLC, through and until June 30, 2006, when the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company's president and chairman) in exchange for Mr. Waltzer's assumption of the Company's liabilities arising out of ownership or operation of Aventura Networks, LLC. The Company's 30% investment in Ohio Funding Group, Inc. is accounted for using the equity method of accounting where the Company's investment is adjusted based on the Company's ownership ratio of Ohio Funding Group, Inc. multiplied by Ohio Funding Group, Inc.'s net income.

REVENUES

Revenues for the nine and three months ended September 30, 2006 were $39,149 and $0 as compared to revenues for the nine and three months ended September 30, 2005 of $379,564 and $67,039 and were derived from our subsidiary at that time, Aventura Networks, LLC.

OPERATING AND OTHER EXPENSES

Operating expenses for the nine and three months ended September 30, 2006 were $140,463 and $61,402 as compared to operating expenses for the nine and three months ended September 30, 2005 of $258,580 and $97,746.

Financing expenses were $21,705 and $0 for the nine and three months ended September 30, 2006 compared to $27,437 and $27,437 for the comparable nine and three months ended September 30, 2005. The 2006 amount relates to amortization of the Dutchess investment cash and non-cash financing costs.

As no future consideration is connected to the issuance of the Warrant to Horvath, the Company immediately expensed the entire $250,000 value of the Warrant.

As a result of these factors, we reported a net loss of $365,059 and $58,460 or $(nil) and $(nil) per share for the nine and three months ended September 30, 2006 as compared to a net loss of $158,457 and $58,326 or ($.nil) and $(nil) per share for the nine and three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had an accumulated deficit of $721,442 and working capital deficit of $20,040.

We have no material commitments for capital expenditures.

Net cash used in operations during the nine months ended September 30, 2006 was $65,072. Non-cash amortization of deferred financing costs of $21,705, warrant expense payable with Company common stock of $250,000 and a net decrease in revolving trade deposits of $25,320 in our former subsidiary Aventura Networks, LLC were the primary factors contributing to the difference between our net loss and use of cash. In the comparable period of 2005, we had net cash used in operations of $171,695, primarily relating to the net loss of $158,457, a net increase in revolving trade deposits of $32,823 in our former subsidiary Aventura Networks, LLC.

Net cash provided by investing activities for the nine months ended September 30, 2006 was $595. Net cash used in investing activities for the nine months ended September 30, 2005 was $122,038 and consisted of a $100,000 minority interest investment in VoIPBlue and purchases of fixed assets in the amount of $22,038.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $74,022 as compared to net cash provided by financing activities of $300,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 we paid $978 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP and exchanged $75,000 for a note payable to American Dealers Enterprise Group, LLC. In the comparable period of 2005, we entered into a Stock Purchase Agreement with Dutchess, received net advances of $300,000.

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

Through further exercise(s) of the Replacement Warrant by Horvath, management expects to achieve other investments in Horvath companies. Horvath owns and operates successful automobile dealerships and finance companies concentrating in the sub-prime market. Horvath's President and CEO has extensive automobile industry experience and previously held a public company position. If Horvath exercises its rights under the Replacement Warrant and takes control of the Company, we expect to pursue a different business model consistent with Horvath's experience, including possible further acquisitions within the automobile industry. We believe management's plan will allow the Company to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2006, the Company's financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

The Company has executed a Warrant to Horvath as described in Part I, Item 2 above, and has also executed a promissory note in favor of ADEG which is convertible into common stock of the Company as described in Part I, Item 2 above. From time to time, the Company may issue additional shares of its common stock, options for additional shares of its common stock and/or equity or debt securities convertible into common stock. Any issuances of additional shares of common stock pursuant to the foregoing will result in dilution to our existing shareholders.

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

LONG-TERM DEBT REPAYMENT OBLIGATION.

The Company executed a promissory note (the "Note") in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company ("ADEG"), pursuant to which the Company established a credit facility with ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006, ADEG advanced $75,000 to the Company under the Note, which represents the current principal balance of the Note. As of September 30, 2006, $1,356 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $76,356. Our leveraged position could have adverse consequences, including requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, exposing us to interest rate fluctuations, increasing our vulnerability to changes in economic conditions and limiting our ability to obtain additional financing and/or capitalize on potential growth opportunities.

WE MAY BE SUBJECT TO VARIOUS INDUSTRY-SPECIFIC RISKS ASSOCIATED WITH OUR ANTICIPATED BUSINESS OPERATIONS.

As discussed elsewhere in this Form 10-Q, the Company currently owns 60% of Ohio Funding Group, Inc., a company partially owned by Horvath. Through exercise of the Warrant, management expects to secure additional investments in Horvath companies in the future. Horvath owns and operates automobile dealerships and finance companies, including Ohio Funding Group, Inc., that concentrate in the sub-prime market. If Horvath fully exercises its rights under the Warrant, we expect to pursue a business model consistent with Horvath's business operations, including possible further acquisitions within the automobile sales and sub-prime lending industry. Accordingly, our current investment in Ohio Funding Group, Inc. and our anticipated business operations may also be subject to various risks associated with automobile sales and the sub-prime lending industry, including, but not limited to, the following:

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

LOSS OF CERTAIN PROTECTIONS BECAUSE OF NON-BDC STATUS.

When the Company ceased to be a BDC regulated under the Investment Company Act of 1940 ("1940 Act") in May 2006, the shareholders lost certain protections, including, but not limited to, the following:

   o The Company is no longer be subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

   o The Company is no longer prohibited from protecting any director or officer against any liability to the Company or the Company's shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person's office;

   o The Company is no longer required to ensure that a majority of the directors are persons who are not "interested persons," as that term is defined in section 56 of the 1940 Act, and certain persons that would be prevented from serving on the Company's board if it were a BDC (such as investment bankers) will be able to serve on the Company's board;

   o The Company is no longer subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates and restricting the Company's ability to issue warrants and options;

   o The Company is no longer obligated to subject a material change in its fundamental investment policies to the approval of its shareholders;

   o The Company is no longer subject to provisions of the 1940 Act prohibiting the issuance of securities at below net asset value; OR

   o The withdrawal of the Company's election to be regulated as a BDC results in a change in its method of accounting. BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. Operating companies use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment. Changing the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in value of its holdings as they occur. The Company believes that, in light of its limited assets, the effect of the change in method of accounting should not be material. The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a "regular" corporation under Subchapter C of the Internal Revenue Code.

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

OUR COMMON STOCK PRICE MAY BE VOLATILE.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

   o price and volume fluctuations in the overall stock market from time to time;

   o significant volatility in the market price and trading volume of securities of financial services companies;

   o volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities ("LEAPs"), or short trading positions;

   o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

   o    general economic conditions and trends;

   o    loss of a major funding source; or

   o    departures of key personnel.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        A. On May 16, 2006 the Company issued 200,000,000 shares of its previously un-issued common stock and a Warrant convertible to a controlling interest in the Company to Horvath Holdings, LLC in exchange for a 30% equity interest in Ohio Funding Group, Inc. with an agreed value of $100,000. This issuance of equity securities during the reporting period was reported in our Form 8-K filing on May 22, 2006. This transaction involved non-publicly offered securities in a privately negotiated transaction with a sophisticated purchaser. As such, the Company is claiming an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

        B. There were no cash proceeds realized by the Company in this transaction; instead, the Company realized a minority interest in an operating business.

        C.      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

ITEM 5.01. CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

On October 31, 2006 Salberg & Company, PA (Salberg) resigned as the independent registered public accounting firm for the Company. Salberg served as the Company's independent registered public accounting firm for the fiscal years ended December 31, 2005 and 2004. On November 1, 2006, the Company engaged Jewett, Schwartz & Associates (Jewett) to replace Salberg as its independent registered public accounting firm for the fiscal year ended December 31, 2006. The resignation of Salberg and the replacement with Jewett as the Company's independent registered public accounting firm was approved by the Audit Committee of the Board of Directors of the Company (the Audit Committee).

The reports of Salberg on the Company's financial statements for the fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except that there was an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

During the fiscal years ended December 31, 2005 and 2004 and through October 31, 2006, there were (1) no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Salberg, would have caused them to make reference thereto in their report on the financial statements for such years, and (2) no reportable events (as defined in Regulation SK Item 304(a)(1)(v)).

During the two fiscal years ended December 31, 2005 and 2004 and through October 31, 2006, the Company did not consult with Jewett regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company or oral advice was provided that Jewett concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation SK and the related instructions to Item 304 of Regulation SK, or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation SK.

The Company has requested that Salberg furnish it with a letter addressed to the SEC stating whether or not such firm agrees with the above statements. A copy of such letter from Salberg is being filed as Exhibit 16.1 to this Form 10Q.

ITEM 6.  EXHIBITS


 ITEM 601 OF
REGULATION S-K
 EXHIBIT NO.:                               EXHIBIT

     16.1      Letter re: Change in Certifying Accountant

     31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

     31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

     32.1 Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AVENTURA HOLDINGS, INC.


November 1, 2006                      By:    /s/ Craig A. Waltzer
                                         ---------------------------------------
                                             Craig A. Waltzer
                                             Chief Executive Officer, President,
                                             and Director