Form 10-K
period 2006-12-31
Aventura Holdings Inc.
filed 2007-04-18
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 33-42498

AVENTURA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2650 Biscayne Boulevard, First Floor, Miami, Florida 33137

(Address of principal executive offices)

(305) 937-2000

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).     Yes  ☐    No☒

The aggregate market value of common stock held by non-affiliates of the Registrant on April 16, 2007 based on the closing price on that date of $0.0006 on the Over the Counter Bulletin Board was $692,795. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

The number of shares of common stock outstanding as of April 17, 2007 was 3,043,443,527.

AVENTURA HOLDINGS, INC.

EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification

PART I

ITEM 1.	BUSINESS

Aventura Holdings, Inc., through its 60% controlling interest in Ohio Funding Group, Inc. (collectively, the “Company” or “we”), provides automobile loans to consumers, regardless of their credit history. These are sometimes referred to as “sub-prime loans.” The Company’s product is currently offered through automobile dealers who benefit by selling used or pre-owned vehicles to consumers who otherwise could not obtain conventional financing.

The Company funds retail installment contracts (referred to as “Consumer Loans”) originated by automobile dealerships that are under common control with Horvath Holdings, LLC (see Item 7 – Recent Developments for discussion describing the relationship with Horvath). The Company provides those dealers with a recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans. The Company refers to dealers who participate in its program as “dealer-partners”. The Company currently has one dealer-partner.

Although the Company is assigned the Consumer Loans, thereby perfecting its security interest, the Company is considered, for accounting purposes, to be a lender to dealer-partners. For additional information see Note 3 to the consolidated financial statements, which is incorporated herein by reference.

Principal Business

A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a dealer-partner who finances the purchase through the Company. As payment for the vehicle, the dealer-partner receives the following:

1.	a down payment from the consumer;

2.	a cash advance from the Company; and

3.	cash from payments made on the Consumer Loan, net of certain collection costs and the Company’s servicing fee (“dealer holdback”).

The Company’s servicing fee is equal to a fixed percentage (typically 40%) of each payment collected. Consumers and dealer-partners benefit as follows:

Consumers—The Company helps consumers who do not qualify for conventional automobile financing by enabling them to obtain quality transportation.

Dealer-Partners—The Company’s program increases dealer-partners’ profits in the following ways:

1.	Enables dealer-partners to sell cars to consumers who may not be able to obtain financing without the Company’s program. In addition, consumers often become repeat customers by financing future vehicle purchases either through the Company’s program or, after they have successfully established or reestablished their credit, through conventional financing.

2.	Allows dealer-partners to share in the “profits” not only from the sale of the vehicle, but also from its financing.

3.	Enables dealer-partners to attract consumers who mistakenly assume they do not qualify for financing.

The Company derives its revenues from finance charges and servicing fees earned as a result of funding Consumer Loans originated by the Company’s dealer-partners.

A dealer-partner is required to execute a dealer agreement, which defines the legal relationship between the Company and the dealer-partner. The agreement assigns the responsibilities for administering the amounts due on Consumer Loans to the Company while the dealer-partner is responsible to service and collect the Consumer Loan. The agreement provides that collections received by the dealer-partner are remitted to the Company and are applied as follows:

- First, 70% to reimburse the Company for cash advances, and 30% to the dealer-partner as payment for amounts contractually due under the servicing agreement; and

- Second, to reduce the aggregate advance balance and to pay any other amounts due from the dealer-partner to the Company.

Under the typical servicing agreement, a dealer-partner represents that it will only submit Consumer Loans to the Company which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations.

In the event that the Company discovers non-compliance with its criteria or conditions, such as a misrepresentation by the dealer-partner relating to a Consumer Loan submitted to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charge. Upon receipt of such amount in full, the Company will reassign the Consumer Loan and its security interest in the financed vehicle to the dealer-partner.

The typical servicing agreement may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

(1) the dealer-partner’s refusal to allow the Company to audit its records relating to the Consumer Loans assigned to the Company;

(2) the dealer-partner, without the Company’s consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or

(3) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

While a dealer-partner can cease submitting Consumer Loans to the Company at any time without terminating the servicing agreement, if the dealer-partner elects to terminate the servicing agreement or in the event of a default, the dealer-partner must immediately pay the Company:

(i) any unreimbursed costs; and

(ii) any unpaid advances and all other amounts owed by the dealer-partner to the Company.

Upon receipt of such amounts in full, the Company reassigns the Consumer Loan and its security interest in the financed vehicle to the dealer-partner. In the event of a termination by the Company (or any other termination if the Company and the dealer-partner agree), the Company may continue to administer Consumer Loans accepted by it in the normal course of business prior to termination.

Once a dealer-partner has enrolled in the Company’s program, the dealer-partner may begin submitting Consumer Loans to the Company for administration. A Consumer Loan occurs when a consumer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the consumer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan.

While a dealer-partner can assign any legally compliant Consumer Loan to the Company for administration, the decision whether to pay an advance to the dealer-partner and the amount of any advance is made solely by the Company. The Company performs all significant functions relating to the processing of the Consumer Loan applications and bears certain costs of Consumer Loan acceptance, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information submitted by the dealer-partner.

Consumer Loan contracts are written on a contract form provided by the Company and the Consumer Loan transaction typically is not completed until the dealer-partner has received approval from the Company. The assignment of the Consumer Loan from the dealer-partner to the Company occurs after both the consumer and dealer-partner sign the contract and the original contract is received and approved by the Company. Although the dealer-partner is named in the Consumer Loan contract, the dealer-partner generally does not have legal ownership of the Consumer Loan for more than a moment. The consumer’s payment obligation is directly to the dealer-partner and the dealer-partner remits the payment made by the consumer directly to the Company. The consumer’s failure to pay amounts due under the Consumer Loan will result in collection action by the Company.

The Company generally offers the dealer-partner a recourse advance against anticipated future collections on the Consumer Loan. The combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale. The Company cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the servicing agreement. Advances are made only after the Consumer Loan is approved, accepted by and assigned to the Company and all other stipulations required for funding have been satisfied.

The Company records the amount advanced to the dealer-partner as a Dealer Loan (“Dealer Loan”), which is classified within Loans receivable in the Company’s consolidated balance sheets. All advances due from a dealer-partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans assigned to the Company. The Company perfects its security interest by taking possession of the Consumer Loans. Net collections on all related Consumer Loans after payment of the Company’s administration fee are applied to reduce the aggregate advance balance owing against those Consumer Loans.

The Company’s business model allows it to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Consumer Loans, follow the Company’s underwriting guidelines, and provide appropriate service and support to the consumer after the sale. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the consumer.

The Company’s Internet address is www.Aventura-Holdings.com. The Company makes available, free of charge on its website, copies of reports it files with or furnishes to the U.S. Securities and Exchange Commission (“SEC”) as soon as reasonably practicable.

Competition

We operate in a consumer sub-prime lending industry which is competitive and highly dependent upon qualified automotive retailers for its loan products. We believe that the principal competitive factors in the automotive retailing business are location, service, price and selection. The market in which we operate includes a large number of well-capitalized competitors that have extensive automobile store managerial experience and strong retail locations and facilities. We are subject to competition from sub-prime consumer lenders that service dealers that we do not represent in our particular market. Additionally, some of our competitors have greater resources than us.

Seasonality

We anticipate that our operations will generally experience higher volumes of consumer loans attributable to vehicle sales in the second and third quarters of each year due in part to consumer buying trends. Accordingly, we expect our revenue from new consumer loans and associated operating results generally to be lower in the first and fourth quarters as compared to the second and third quarters. However, revenue may be impacted significantly from quarter to quarter by actual or threatened severe weather events, and other factors unrelated to weather conditions, such as changing economic conditions.

Recent Developments

On March 15, 2005, the Company filed Form N-54A with the SEC to become a Business Development Company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940 (the “1940 Act”). As a result, the Company operated as an investment holding company and acquired investments designed to build an investment portfolio to enhance the Company’s shareholder value. As a BDC, the Company was, in effect, a publicly traded private equity fund where stockholders provided public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

Due to a change in its business model, on April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the SEC indicating that the Company’s controlling shareholder and board of directors authorized the withdrawal of the BDC election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006 notifying the SEC that, pursuant to the provisions of Section 54(c) of the 1940 Act, the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the 1940 Act but will continue as an operating reporting public company subject to the Securities Exchange Act of 1934 (the “Exchange Act”).

On May 16, 2006, the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability Company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA include the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding Group, Inc. (“Ohio Funding”). Pursuant to the terms of the SPA, in exchange for contributing 30% of the equity of Ohio Funding with an agreed value of $100,000, Horvath received 200,000,000 shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one (1) year. The Warrant enables Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one Board seat designation right with respect to the Board of Directors of the Company, and grants one additional Board seat designation right, up to a total of 4 Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to 2 demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of 5 years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company (“Trust Shares”) to any third party, except to certain permitted transferees, for a period of one year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to 5% of the total number of Shares in each of the following 4 years.

The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company’s shareholders, including but not limited to, the election of the Company’s Board of Directors. Pursuant to the Transaction, a change in control of the Company has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. As set forth above, the Trust (the Company’s majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares while the Warrant remains outstanding and the Warrant grants Horvath up to a total of 4 Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed 7.

On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired an additional 30% of the equity of Ohio Funding with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company’s common stock. Following this transaction, Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath (“Replacement Warrant”). Horvath has reported that it beneficially owns 2,751,339,181 shares of common stock of the Company, or approximately 51% of the pro-rata voting securities of the Company, assuming full exercise of the Replacement Warrant comprised of: (1) 400,000,000 shares of the Company’s common stock received by Horvath in the two previously described transactions, and (2) 2,351,339,181 shares of the Company’s common stock to be received if Horvath fully exercises the Replacement Warrant. The holder of the Replacement Warrant has indicated its intent to fully exercise the Replacement Warrant prior to the end of its exercise period on May 15, 2007.

On July 10, 2006, the Company executed a promissory note (the “Note”) in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company (“ADEG”), pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. Unless waived by ADEG, the aggregate advances under the Note may not exceed $150,000 in each of the successive 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006 and October 30, 2006 and ADEG advanced $75,000 and $75,000 to the Company under the Note. The 2006 year ending principal balance is $150,000. As of December 31, 2006, $4,555 in interest had been accrued on such principal balance, for an aggregate indebtedness under the Note of $154,555. While not limited in its use of the borrowed funds, the Company expects to use the proceeds primarily to fund its day-to-day business operations. On March 15, 2007 an additional $50,000 was advanced to the Company.

Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 and continuing thereafter until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note shall have been paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which the Note may be converted shall be determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, provided, however, that the resulting number of shares of common stock shall be rounded up to the next whole share. While the Company cannot accurately predict the amount, if any, of debt under the Note that will be converted into shares of common stock, for illustrative purposes only, if the maximum amount of principal only is advanced and converted, ADEG would be entitled to receive 500,000,000 shares of common stock (exclusive of any accrued interest on such funds to be converted).

Employees

As of April 17, 2007, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000 certain fringe benefits and expense reimbursements. The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer as appropriate, to allow timely decisions regarding required disclosure. Please see Item 9A of this Annual Report for more information on our disclosure controls and procedures.

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

Reports to Security Holders

The Company is subject to SEC proxy rules and regulations that require the Company to send proxy statements and annual reports to its security holders in connection with meetings of its shareholders. The Company currently anticipates that it will take shareholder action by majority shareholder consent resolutions in lieu of a meeting. The Company plans to send notices of actions taken to its shareholders. Except for periodic filings with the SEC, such as those on Forms 8-K, 10-Q and 10-K, which will also be available on the Company’s website, the Company does not intend to provide reports of any other nature to security holders in the foreseeable future.

ITEM 1A.	RISK FACTORS

An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Annual Report on Form 10-K, you should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

This is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of your investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

We suffered a significant operating loss in 2006.

For the year ended December 31, 2006 our net loss was $389,813. Although we believe that we are now adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company’s operations will ever be profitable.

You will be diluted if we issue additional common stock, options to purchase common stock and/or debt or equity securities convertible into common stock.

The Company executed a Warrant to Horvath and a promissory note in favor of ADEG which is convertible into common stock of the Company as described in Part I, Item 1 above. From time to time, the Company may issue additional shares of its common stock, options for additional shares of its common stock and/or equity or debt securities convertible into common stock. Any issuances of additional shares of common stock pursuant to the foregoing or otherwise will result in dilution to our existing shareholders.

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

Long-term debt repayment obligation.

The Company executed the Note in favor of ADEG, pursuant to which the Company established a credit facility with ADEG in the maximum aggregate principal amount of $750,000. Unless waived by the holder of the Note, the aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. On July 27, 2006 and October 30, 2006, ADEG advanced $75,000 and $75,000 to the Company under the Note. Accordingly, $150,000 represents the December 31, 2006 principal balance of the Note. As of December 31, 2006, $4,555 in interest has accrued for an aggregate indebtedness under the Note of $154,555. Our leveraged position could have adverse consequences, including requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, exposing us to interest rate fluctuations, increasing our vulnerability to changes in economic conditions and limiting our ability to obtain additional financing and/or capitalize on potential growth opportunities.

We may be subject to various industry-specific risks associated with our anticipated business operations.

As discussed elsewhere, the Company acquired 60% of Ohio Funding from Horvath. Through exercise of the Warrant, the Company may acquire additional interests in Horvath companies. Horvath owns and operates automobile dealerships and finance companies, including Ohio Funding. If Horvath fully exercises its rights under the Warrant, we expect to pursue a business model, including possible further acquisitions, within the sub-prime lending industry. Accordingly, our current investment in Ohio Funding and our anticipated business operations may also be subject to various risks associated with the sub-prime lending industry servicing the used vehicle consumer market, including, but not limited to, the following:

Sub-Prime Lending Risks. The sub-prime consumer finance market is comprised of borrowers who are unable to obtain conventional financing through a bank or car manufacturer captive finance company due to either incomplete or negative credit histories. Consequently, the likelihood of delinquency or default is significantly higher for sub-prime loan consumers in comparison to prime loan consumers. For these reasons, the finance contracts for sub-prime consumers bear significantly higher interest rates. Our profitability will depend on our ability to properly evaluate the creditworthiness of sub-prime consumers and efficiently service and enforce such contracts. If our losses due to delinquency or default of our consumers exceed the proceeds of our loans that remain current, our financial performance will be significantly adversely affected.

Leveraged Operations and Interest Rate Sensitivity. Our anticipated operations may be, in the future, leveraged and sensitive to the difference between the interest rate we pay for borrowed funds and the interest rates at which we provide loans to consumers. Our leveraged position could have adverse consequences, including requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, exposing us to interest rate fluctuations, increasing our vulnerability to changes in economic conditions and limiting our ability to obtain additional financing and/or capitalize on potential growth opportunities. To the extent we are unable to maintain a sufficient margin between the interest rate on our borrowed funds and the interest rate we charge customers, our financial performance will be significantly adversely affected.

Substantial Need for Capital. The operation of used car finance companies requires substantial capital to acquire and maintain loan inventory and originate finance contracts. There is no assurance that our current or future access to borrowed funds will be sufficient to meet our capital needs. In the event we need to seek additional financing in the future, there is no assurance that we will be able to obtain such financing when needed or on acceptable terms.

Business Cycles. Our consumer loans are generally dependent upon sales of motor vehicles, which have historically been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing and financing industry tends to experience the same periods of decline and recession as those experienced in the general economy. We believe that the automobile sales industry is influenced by national and local economic conditions and particularly by consumer confidence, employment rates, the level of personal discretionary spending, interest rates and credit availability. There can be assurance that the industry will not experience sustained periods of declines in vehicle sales in the future. Any such sustained declines would have a material adverse effect on our financial condition, results of operations and/or cash flow.

Competition. The sub-prime finance market is very fragmented and highly competitive. We believe that there are numerous non-traditional consumer sales and finance sources serving this market. Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders, many of which have significantly greater resources than we do. To the extent that traditional and non-traditional sales and finance source lenders significantly expand their activities in this market, our ability to be competitive may be adversely affected.

Loss of certain protections because of non-BDC status.

When the Company ceased to be a BDC regulated under the Investment Company Act of 1940 (“1940 Act”) in May 2006, the shareholders lost certain protections, including, but not limited to, the following:

•	The Company is no longer be subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

•

The Company is no longer prohibited from protecting any director or officer against any liability to the Company or the Company’s shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office;

•

The Company is no longer required to ensure that a majority of the directors are persons who are not “interested persons,” as that term is defined in section 56 of the 1940 Act, and certain persons that would be prevented from serving on the Company’s board if it were a BDC (such as investment bankers) will be able to serve on the Company’s board;

•	The Company is no longer subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates and restricting the Company’s ability to issue warrants and options;

•	The Company is no longer obligated to subject a material change in its fundamental investment policies to the approval of its shareholders;

•	The Company is no longer subject to provisions of the 1940 Act prohibiting the issuance of securities at below net asset value; OR

•

The withdrawal of the Company’s election to be regulated as a BDC results in a change in its method of accounting. BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. Operating companies use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment. Changing the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as they occur. The Company believes that, in light of its limited assets, the effect of the change in method of accounting should not be material. The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a “regular” corporation under Subchapter C of the Internal Revenue Code.

Notwithstanding the above, the Board will still be subject to customary principles of fiduciary duty with respect to the Company and its shareholders and investors will benefit from a number of protections and corporate governance requirements under the Sarbanes-Oxley Act of 2002. In addition, withdrawal of the Company’s election to be treated as a BDC did not affect the Company’s registration under Section 12(g) of the Exchange Act. Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act.

Management has discretionary use of Company assets.

We continue to look for and investigate business opportunities that are consistent with our business plan, including further acquisitions of interests in sub-prime finance companies. Management has broad discretion with respect to the acquisition of interests in companies that are consistent with our anticipated operations. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to acquire or operate suitable businesses, it will have broad discretion in allocating these funds. There can be no assurance that the management’s use or allocation of such proceeds will allow it to achieve its business objectives.

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

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of financial services companies;

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities (“LEAPs”), or short trading positions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

OTC Bulletin Board.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTCBB are typically thinly traded, highly volatile, have fewer markets and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our common stock may be unable to sell their shares at acceptable prices.

Penny Stock Rules.

Trading in our securities will be subject to the “penny stock” rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price of our common stock.

Changes in the law or regulations that govern us could have a material impact on us or our operations.

Our business operations are subject to various laws and regulations concerning consumer financing. We are also regulated by the SEC and impacted by regulations of certain state regulatory agencies and self-regulatory organizations. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change, which may have a material effect on our operations.

No dividends.

Holders of our securities will only be entitled to dividends when, as and if declared by our Board of Directors. We do not expect to generate a sufficient cash surplus which would be available for dividends in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices (a leased suite) are located at 2650 Biscayne Boulevard, 1st Floor, Miami, Florida 33137. We believe that our office facilities are suitable and adequate for our business needs as they are contemplated to be conducted.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price Range of Common Stock

Our common stock is quoted by Over the Counter Bulletin Board under the symbol “AVNT”. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Over the Counter Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2006:
First Quarter	$0.0046	$0.0003
Second Quarter	$0.0033	$0.0011
Third Quarter	$0.0014	$0.0008
Fourth Quarter	$0.0010	$0.0005

Year Ended December 31, 2005:

First Quarter	$0.0090	$0.0030
Second Quarter	$0.0070	$0.0020
Third Quarter	$0.0034	$0.0008
Fourth Quarter	$0.0012	$0.0003

Year Ended December 31, 2004:

First Quarter	$0.0500	$0.0240
Second Quarter	$0.0450	$0.0200
Third Quarter	$0.0350	$0.0180
Fourth Quarter	$0.0150	$0.0030

While shares of our common stock currently trade in excess of our net asset book value, there can be no assurance, however, that our shares will continue to trade at such a premium. On April 17, 2007, the last sales price of our common stock was $0.0006. As of April 17, 2007, there were approximately 355 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

As discussed in Item 1 above, under the heading “Recent Developments,” during 2006 the Company issued shares of its common stock and a warrant to purchase shares of its common stock, in a privately negotiated transaction with Horvath. The Company believes these issuances were exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder. These issuances were previously reported on the Company’s Current Reports on Form 8-K dated May 16, 2006 and October 12, 2006, which are hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended December 31, 2006, 2005 and 2004 is derived from our consolidated financial statements that have been audited by Jewett, Schwartz and Wolfe, PA, our independent registered public accounting firm. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the risks set forth in Item 1A hereof and our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

The Company is a publicly-held Miami, Florida based Company that through incremental acquisitions of automobile finance companies intends to adopt and expand its business model to become formidable in the sub-prime lending market.

Pursuant to the Company’s election to withdraw its status as a BDC effective May 15, 2006 we are continuing as an operating reporting public company subject to the Exchange Act. The BDC withdrawal resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. ` In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in a portfolio company, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity.

The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle that is being applied retroactively to prior years. As a result, in accordance with FAS 154, “Accounting for Changes and Error Corrections”, which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the accompanying consolidated financial statements are presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to a BDC method of accounting.

Going Concern

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

Critical Accounting Estimates and Policies

General

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Aventura’s Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

A summary of significant accounting policies is included in Note 3 to the consolidated financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Recent Developments

On May 16, 2006, the Company entered into several agreements with Horvath , which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA include the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding. Pursuant to the terms of the SPA, in exchange for contributing 30% of the equity of Ohio Funding with an agreed value of $100,000, Horvath received 200,000,000 shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one year. The Warrant enables Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one Board seat designation right with respect to the Board of Directors of the Company, and grants one additional Board seat designation right, up to a total of 4 Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to 2 demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of 5 years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company (“Trust Shares”) to any third party, except to certain permitted transferees, for a period of one year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to 5% of the total number of Shares in each of the following 4 years.

The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company’s shareholders, including but not limited to, the election of the Company’s Board of Directors. Pursuant to the Transaction, a change in control of the Company has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. As set forth above, the Trust (the Company’s majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares while the Warrant remains outstanding and the Warrant grants Horvath up to a total of four 4 Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed 7.

On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired an additional 30% of the equity of Ohio Funding with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company’s common stock. Following this transaction, a Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath (“Replacement Warrant”). Horvath has reported that it beneficially owns 2,751,339,181 shares of common stock of the Company, or approximately 51% of the pro-rata voting securities of the Company, assuming full exercise of the Replacement Warrant, comprised of: (1) 400,000,000 shares of the Company’s common stock received by Horvath in the transaction, and (2) 2,351,339,181 shares of the Company’s common stock to be received if Horvath fully exercises the Replacement Warrant. The holder of the Replacement Warrant has indicated its intent to fully exercise the Replacement Warrant prior to the end of the exercise period on May 15, 2007.

Results Of Operations

Due to the Company’s June 7, 2005 acquisition of a 100% member interest in Aventura Networks, LLC in exchange for 880,000,000 shares of the Company’s previously unissued common stock, a reverse acquisition occurred since the owners of Aventura Networks, LLC held a majority of the Company’s common stock immediately following the transaction. Accordingly, for financial reporting purposes the Company recognized Aventura Networks, LLC as the Company’s historical registrant and retrospectively consolidated with Aventura Networks, LLC as its wholly owned subsidiary. All operating activity (other than that of Aventura Networks, LLC) prior to June 7, 2005 was eliminated and equity was restated to reflect our new structure. However, since Aventura Networks, LLC was distributed out of the Company on June 29, 2006, Aventura Networks, LLC is portrayed throughout the financial statements as discontinued operations. The Company acquired a controlling interest in and consolidated Ohio Funding Group, Inc. into the Company’s financial statements by virtue of our May 16, 2006 and October 1, 2006 30% and 30% respective investments in Ohio’s outstanding common stock.

For a discussion of factors that could impact operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.

AVENTURA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31	For the Year Ended December 31	For the Year Ended December 31
	2006	2005	2004
REVENUES	$46,754	$—	$—
EXPENSES
General and administrative expense	272,413	250,617

Net operating loss	(225,659)	(250,617)	—
OTHER EXPENSE
Finance Costs	(21,705)	(40,546)	—
Warrant expense	(250,000)	—	—

Total Other Expense	(271,705)	(40,546)	—

Loss from continuing operations before minority interest	(497,364)	(291,163)	—
Minority Interest -Ohio Funding	(13,305)	—	—

Loss from continuing operations	(510,669)	(291,163)	—
Discontinued operations	6,187	(98,870)	33,650
Net gain on disposal of subsidiary	8,116	—	—
Income (loss) from discontinued operations	14,303	(98,870)	33,650

Net Income (Loss)	$(496,366)	$(390,033)	$33,650

LOSS PER SHARE:
Weighted Common Shares Outstanding - Basic and Diluted	2,672,338,098	737,554,613	172,367,734

Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ nil

REVENUES

Revenues for the year ended December 31, 2006 were $46,754 compared to revenues for the year ended December 31, 2005 of $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the year ended December 31, 2006 were $272,413 compared to operating expenses for the year ended December 31, 2005 of $250,617.

Financing expenses were $21,705 for the year ended December 31, 2006 compared to $40,545 for the year ended December 31, 2005.

The Horvath Warrant was valued at $250,000 using the Black-Scholes option pricing method using the following assumptions:

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

As a result of these factors, we reported a net loss of $496,366 or $(nil) per share for the year ended December 31, 2006 as compared to a net loss of $390,033 or ($.nil) per share for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had an accumulated deficit of $920,266 and liabilities exceeding assets by $87,282.

We have no material commitments for capital expenditures.

Net cash used in operations during the year ended December 31, 2006 was $340,328 primarily relating to our $496,366 net loss, $135,131 and $234,137 increases in accounts and contracts receivable and offset by a $250,000 warrant expense payable with Company common stock and $77,754 in consulting fees paid with common stock. In the comparable period of 2005, we had net cash used in operations of $304,577, primarily relating to the net loss of $390,033.

No cash was provided or used by investing activities for the years ended December 31, 2006 and 2005.

Net cash provided by financing activities for the year ended December 31, 2006 was $365,596 as compared to net cash provided by financing activities of $300,000 for the year ended December 31, 2005. During the year ended December 31, 2006 we paid $978 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP and incurred $150,000 for a note payable to ADEG. In the comparable period of 2005, we entered into a Stock Purchase Agreement with Dutchess and received net advances of $300,000.

The Company relies upon outside entities to finance its operations and provide capital for lending activities. A tightening of capital markets can reduce or eliminate funding sources resulting in a decrease in our liquidity and an inability to generate revenues from new lending activities.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Table of Contractual Obligations

Contractual Obligations

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-Term Debt Obligations:
Note Payable*	$154,555	$—	$—	$154,555	$—

Total	$154,555	$—	$—	$154,555	$—

*	The entire note payable and accrued interest are due and payable on July 10, 2001 but are convertible at the Holder’s option into common shares of the Company at any time after July 10, 2007 at a conversion price of $0.0015 per share.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2006, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

However, as discussed elsewhere in this Form 10-K, the Company currently owns 60% of Ohio Funding Group, Inc., a company partially owned by Horvath. Management expects to secure additional investments in automobile dealerships and finance companies, including Ohio Funding Group, Inc., that concentrate in the sub-prime market. We expect to pursue a business model consistent with Horvath’s current business operations, including possible further acquisitions within the automobile sales and / or sub-prime lending industry. In view of our current investment in Ohio Funding Group, Inc. and future business operations in the sub-prime automobile lending market, we may also be subject to the following market risk:

Interest Rate Risk

Our anticipated operations are expected to be leveraged and sensitive to the difference between the interest rates we pay for borrowed funds and the interest rates we charge in our lending operations. Horvath’s current dealer financing operations involve fixed rate obligations, which generally are not subject to interest rate risk. To the extent we may borrow funds to finance our operations at variable rates, or our financing operations are modified to include variable rate instruments, we may become subject to risks arising from interest rate fluctuations. Our potential exposure to interest rate risk arises primarily from changes in prime lending rates of commercial banks, which are in turn impacted by the policies and practices of the United States Federal Reserve Board, among other things.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

Aventura Holdings, Inc.

We have audited the accompanying balance sheets of Aventura Holdings, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in shareholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aventura Holdings, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Aventura Holdings, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Aventura Holdings, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

April 16, 2007

AVENTURA HOLDINGS, INC.

BALANCE SHEETS

DECEMBER 31,

	2006	2005
ASSETS:
Cash	$25,268	$—
Trade accounts receivable, net	126,679	—
Contracts receivable, net	229,972	—
Deferred finance charges	—	21,705
Prepaid expense	11,004	—
Due from related party	19,963	—
Assets from discontinued operations	—	39,521

TOTAL ASSETS	$412,886	$61,226

LIABILITIES & SHAREHOLDERS’ DEFICIT:
Liabilities:
Accounts payable and accrued expenses	$80,304	$20,534
Accrued compensation	5,000	—
Interest payable	18,504	—
Due to related party	174,287	—
Liability payable with common stock	—	362,250
Note payable	154,555	—
Minority Interest - Ohio Funding	67,518	—
Liabilities from discontinued operations	—	13,113

Total Liabilities	500,168	395,897

Shareholders’ Equity (Deficit):
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 3,043,443,527 and 2,019,657,813 shares issued and outstanding December 31, 2006 and December 31, 2005	3,043,444	2,019,658
Common stock issuable	—	300,000
Additional paid in capital	(2,210,460)	(2,297,946)
Accumulated deficit	(920,266)	(356,383)

Total Shareholders’ Deficit	(87,282)	(334,671)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$412,886	$61,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVENTURA HOLDINGS, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31	For the Year Ended December 31	For the Year Ended December 31
	2006	2005	2004
REVENUES	$46,754	$—	$—
EXPENSES
General and administrative expense	272,413	250,617

Net operating loss	(225,659)	(250,617)	—
OTHER EXPENSE
Finance Costs	(21,705)	(40,546)	—
Warrant expense	(250,000)	—	—

Total Other Expense	(271,705)	(40,546)	—

Loss from continuing operations before minority interest	(497,364)	(291,163)	—
Minority Interest -Ohio Funding	(13,305)	—	—

Loss from continuing operations	(510,669)	(291,163)	—
Discontinued operations	6,187	(98,870)	33,650
Net gain on disposal of subsidiary	8,116	—	—
Income (loss) from discontinued operations	14,303	(98,870)	33,650

Net Income (Loss)	$(496,366)	$(390,033)	$33,650

LOSS PER SHARE:
Weighted Common Shares Outstanding - Basic and Diluted	2,672,338,098	737,554,613	172,367,734

Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ nil

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVENTURA HOLDINGS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Common Stock Issuable		Additional	Retained Earnings (Accumulated
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit)	Total
Balance at December 31, 2003	—	$—	—	$—	$—	$—	$—

							—

Original issuance of shares to original shareholders of Aventura Networks	880,000,000	880,000	—	—	(880,000)	—	—

Net income	—	—	—	—	—	33,650	33,650

Balance at December 31, 2004	880,000,000	880,000	—	—	(880,000)	33,650	33,650

Recapitalization and issuance to original shareholders of Aventura Holdings	645,657,813	645,658	—		(668,078)	—	(22,420)

Antidilution shares issued to acquiror	500,000,000	500,000	300,000,000	300,000	(800,000)	—	—

Retirement of returned consulting shares	(6,000,000)	(6,000)	—	—	(18,000)	—	(24,000)

Contributed services	—	—	—	—	30,000	—	30,000

Recharacterization of minority interest	—	—	—	—	38,132	—	38,132

Net loss	—	—	—	—	—	(390,033)	(390,033)

Balance at December 31, 2005	2,019,657,813	2,019,658	300,000,000	300,000	(2,297,946)	(356,383)	(334,671)

Common stock issuable in exchange for portfolio company (Aventura Networks LLC) acquisition	—	—	325,000,000	325,000	(325,000)	—	—

Common stock issued pursuant to stock purchase agreement	300,000,000	300,000	—	—	61,272	—	361,272

Antidilution shares issued to the acquiror	625,000,000	625,000	(625,000,000)	(625,000)	—	—	—

Common stock reimbursement by Company’s majority shareholder and retirement of shares correcting compliance issues	(301,214,286)	(301,214)	—	—	301,214	—	—

Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)	—	100,000

Warrant issued to Horvath Holdings, LLC	—	—	—	—	250,000	—	250,000

Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)	—	100,000

Minority interest—Ohio Funding	—	—	—	—	—	(67,517)	(67,517)

Net loss	—	—	—	—	—	(496,366)	(496,366)

Balance at December 31, 2006	3,043,443,527	$3,043,444	—	$—	$(2,210,460)	$(920,266)	$(87,282)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVENTURA HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2006	2005
Cash flows from operating activities:

Net loss	$(496,366)	$(390,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs	21,705	—
Allowance for doubtful accounts	12,617	—
Warrant expense payable with Company stock	250,000
Minority interest	67,518	21,712
Share issuance costs paid with Company stock	—	62,250
Gain on disposal of subsidiary	(8,116)
Deferred finance charges	—	(21,705)
Consulting fees paid with Company stock	77,754	—
(Increase) decrease in:
Accounts receivable	(135,131)	—
Contracts receivable	(234,137)
Prepaid expense	(11,004)	—
Assets from discontinued operations	39,521	21,417
Accounts payable and accrued expense	60,365	20,535
Accrued compensation	5,000	—
Liabilities from discontinued operations	(13,113)	(18,753)
Interest payable	23,059	—

Net cash used in operating activities	(340,328)	(304,577)

Cash flows from financing activities:

Sale of common stock	—	300,000
Payment of stock purchase agreement	(978)	—
Deferred finance costs	62,250	—
Proceeds from loan	150,000	—
Payments to related party	(19,963)	—
Proceeds from related party	174,287	—

Net cash provided by financing activities	365,596	300,000

Net increase (decrease) in cash	25,268	(4,577)

Cash at beginning of period	—	4,577

Cash at end of period	$25,268	$—

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$625,000	$—

Common stock reimbursement by shareholder	$(301,214)	$—

Issuance of common stock	$300,000	$—

Antidilution shares issued	$—	$800,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVENTURA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF ORGANIZATION

On March 15, 2005, Aventura Holdings, Inc. (the “Company”) filed Form N-54A with the United States Securities and Exchange Commission (“SEC”) to become a Business Development Company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940 (the “1940 Act”). As a result, the Company operated as an investment holding company and acquired investments designed to build an investment portfolio to enhance the Company’s shareholder value. As a BDC, the Company was, in effect, a publicly traded private equity fund, where stockholders provided public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

On April 24, 2006 due to a change in our business model, the Company filed a preliminary information statement (Form 14C) with the SEC indicating that the Company’s controlling shareholder and board of directors authorized the withdrawal of the BDC election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006 notifying the SEC that, pursuant to the provisions of Section 54(c) of the 1940 Act, the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the Investment Company Act but will continue as an operating reporting public company subject to the Exchange Act.

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA include the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding. Pursuant to the terms of the SPA, in exchange for contributing 30% of the equity of Ohio Funding with an agreed value of $100,000, Horvath received 200,000,000 shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one year. The Warrant enabled Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one Board seat designation right with respect to the Board of Directors of the Company, and grants one additional Board seat designation right, up to a total of 4 Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to 2 demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of 5 years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company (“Trust Shares”) to any third party, except to certain permitted transferees, for a period of one year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to 5% of the total number of Shares in each of the following 4 years.

The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company’s shareholders, including but not limited to, the election of the Company’s Board of Directors. Pursuant to the Transaction, a change in control of the Company has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. As set forth above, the Trust (the Company’s majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares while the Warrant remains outstanding and the Warrant grants Horvath up to a total of 4 Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed 7.

On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired an additional 30% of the equity of Ohio Funding with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company’s common stock. Following this transaction, a Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath (“Replacement Warrant”). Horvath beneficially owns 2,751,339,181 shares of common stock of the Company, or approximately 51% of the pro-forma voting securities of the Company assuming full exercise of the Replacement Warrant as of the date of this filing, obtainable through exercise of the Replacement Warrant, which includes: (1) 400,000,000 shares of the Company’s common stock received by Horvath in the transaction, and (2) 2,351,339,181 shares of the Company’s common stock receivable if Horvath were to exercise the Replacement Warrant. The holder of the Replacement Warrant has indicated its intent to fully exercise the Replacement Warrant prior to the end of the exercise period on May 15, 2007.

NOTE 2—GOING CONCERN

As reflected in the accompanying financial statements, the Company’s recurring losses from operations, net loss of $496,366 for the year ended December 31, 2006 and net cash used in operations of $340,328 for the year ended December 31, 2006; a shareholders deficit of $87,282 and an accumulated deficit of $920,266 at December 31, 2006, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

We cannot assure that we will generate sufficient cash flow from operations or obtain additional financing to meet our obligations. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Management’s Plans

Through Aventura’s incremental acquisitions of Ohio Funding Group, Inc., the Company provides automobile loans to consumers, regardless of their credit history. Through the full exercise of the Replacement Warrant by Horvath, the Company plans to acquire all minority shares of Ohio Funding Group, Inc. and another company within this industry segment.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of Aventura Holdings, Inc. and its 60% owned subsidiary Ohio Funding Group, Inc. (collectively the “Company”).

Basis of Presentation

Pursuant to the Company’s election to withdraw its status as a BDC effective May 15, 2006 the Company is continuing as an operating reporting public company subject to the Exchange Act. The BDC withdrawal resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in a portfolio company, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity.

The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle that is being applied retroactively to prior years. As a result, in accordance with FAS 154, “Accounting for Changes and Error Corrections”, which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the accompanying consolidated financial statements are presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to a BDC method of accounting.

On June 7, 2005 the Company acquired a 100% member interest in Aventura Networks, LLC in exchange for 880,000,000 shares of the Company’s previously unissued common stock. Hence, a reverse acquisition occurred since the owners of Aventura Networks, LLC held a majority of the Company’s common stock immediately following the transaction. For financial reporting purposes the Company recognized Aventura Networks, LLC as the Company’s historical registrant and retrospectively consolidated with Aventura Networks, LLC as its wholly owned subsidiary. All operating activity (other than that of Aventura Networks, LLC) prior to June 7, 2005 was eliminated and equity was restated to reflect our new structure. However, since Aventura Networks, LLC was distributed out of the Company on June 29, 2006, Aventura Networks, LLC is portrayed throughout the financial statements as discontinued operations. The Company acquired a controlling interest in and consolidated Ohio Funding Group, Inc. into the Company’s financial statements by virtue of our May 16, 2006 and October 1, 2006 30% and 30% respective investments in Ohio’s outstanding common stock.

Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided and when collection of the fixed or determinable selling price is reasonable assured.

Finance Charges

The Company recognizes finance charge income in a manner consistent with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company would prospectively adjust the yield upwards for positive changes but would recognize impairment for negative changes in the current period.

The Company derives its revenues from finance charges and administration fees earned as a result of funding consumer loans assigned to the Company by dealer-partners.

A dealer-partner is required to execute a dealer agreement, which defines the legal relationship between the Company and the dealer-partner. The agreement assigns the responsibilities for administering the amounts due on Consumer Loans to the Company while the dealer-partner is responsible to service and collect the Consumer Loan. The agreement provides that collections received by the dealer-partner are remitted to the Company and are applied as follows:

-	First, to reimburse the Company for cash advances; and

-	Second, to reduce the aggregate advance balance and to pay any other amounts due from the dealer-partner to the Company.

Under the typical servicing agreement, a dealer-partner represents that it will only submit Consumer Loans to the Company which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations.

In the event that the Company discovers a misrepresentation by the dealer-partner relating to a Consumer Loan submitted to the Company, the Company can demand that the Consumer Loan be repurchased for the current balance of the Consumer Loan less the amount of any unearned finance charges. Upon receipt of such amount in full, the Company will reassign the Consumer Loan receivable and its security interest in the financed vehicle to the dealer-partner.

The servicing agreements may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

(1) the dealer-partner’s refusal to allow the Company to audit its records relating to the Consumer Loans assigned to the Company;

(2) the dealer-partner, without the Company’s consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or

(3) the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

While a dealer-partner can cease submitting Consumer Loans to the Company at any time without terminating the servicing agreement, if the dealer-partner elects to terminate the servicing agreement or in the event of a default, the dealer-partner must immediately pay the Company:

(i) any unreimbursed costs; and

(ii) any unpaid advances and all amounts owed by the dealer-partner to the Company.

Upon receipt of such amounts in full, the Company would reassign the Consumer Loan and its security interest in the financed vehicle to the dealer-partner. In the event of a termination by the Company (or any other termination if the Company and the dealer-partner agree), the Company may continue to administer Consumer Loans accepted prior to termination in the normal course of business.

Once a dealer-partner has enrolled in the Company’s program, the dealer-partner may begin submitting Consumer Loans to the Company for administration. A Consumer Loan occurs when a consumer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the consumer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan.

While a dealer-partner can assign any legally compliant Consumer Loan to the Company for administration, the decision whether to pay an advance to the dealer-partner and the amount of any advance is made solely by the Company. The Company performs all significant functions relating to the processing of the Consumer Loan applications and bears certain costs of Consumer Loan acceptance, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information submitted by the dealer-partner.

Consumer Loan contracts are written on a contract form provided by the Company and the Consumer Loan transaction typically is not completed until the dealer-partner has received approval from the Company. The assignment of the Consumer Loan from the dealer-partner to the Company occurs after both the consumer and dealer-partner sign the contract and the original contract is received and approved by the Company. Although the dealer-partner is named in the Consumer Loan contract, the dealer-partner generally does not have legal ownership of the Consumer Loan for more than a moment. The consumer’s payment obligation is directly to the dealer-partner and the dealer-partner remits the payment made by the consumer directly to the Company. The consumer’s failure to pay amounts due under the Consumer Loan will result in collection action by the Company.

The Company generally offers the dealer-partner a recourse advance against anticipated future collections on the Consumer Loan. Since typically the combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale. The Company cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the servicing agreement. Advances are made only after the Consumer Loan is approved, accepted by and assigned to the Company and all other stipulations required for funding have been satisfied.

The Company records the amount advanced to the dealer-partner as a Dealer Loan (“Dealer Loan”), which is classified within loans receivable in the Company’s consolidated balance sheets. All advances due from a dealer-partner are secured by the future collections on the dealer-partner’s portfolio of Consumer Loans assigned to the Company. The Company perfects its security interest by taking possession of the Consumer Loans. Net collections on all related Consumer Loans after payment of the Company’s administration fees are applied to reduce the aggregate advance balance owing against those Consumer Loans.

The Company’s business model allows it to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to assign better quality Consumer Loans, follow the Company’s underwriting guidelines, and provide appropriate service and support to the consumer after the sale. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the consumer.

Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. Actual results may differ from these estimates.

Significant estimates included in the accompanying financial statements include valuation of portfolio investments, impairment losses on long lived assets, valuation of non-cash stock based transactions and valuation of the deferred tax assets.

Cash and Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Contracts and Dealer-Partner Receivables

Contracts receivable consist of loans made in accordance with dealer-partner agreements and have a third party customer remitting payment toward the balance due.

Dealer-partner receivables consist of loans that typically do not currently have a third party customer making remitting payment. The payments are remitted to the Company by the dealer, in accordance with their dealer-partner agreement. Since the amounts are advanced to the dealer-partner under their respective agreements, these accounts receivable balances are still considered collectible as the Company has the ability to direct payment from other existing loans on behalf of these dealer-partners. An allowance is recorded only when it is determined that the dealer-partner has diminished ability to repay such loans.

The Company recognizes interest income on accounts receivable in default, and records an appropriate allowance for loan loss on the resulting interest receivable.

As of December 31, 2006, an allowance of $21,029 was made against the accounts and contracts receivable balances. All amounts were considered collectible for the years ended December 31, 2005 and 2004, therefore no such allowance was recorded.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and other debt approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2006 and 2005, respectively.

Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

Minority Interest

The net income of the Company’s consolidated subsidiary, Ohio Funding Group, Inc. is reflected in the consolidated statements of operations from May 16, 2006 to December 31, 2006. From May 16, 2006 through September 30, 2006 the Company owned 30% of Ohio Funding and from October 1, 2006 to December 31, 2006 the Company owned 60% of Ohio Funding. After initially accounting for investments in Ohio Funding utilizing the equity method of accounting, the Company retroactively restated its investment on a consolidated basis subtracting the minority interest in net assets and net income from the consolidated balance sheet and income statement.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with the provisions of SFAS 123(R) “Share Based Payment”, which is a revision of SFAS 123 “Accounting for Stock-Based Compensation”. This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically adopted by the Company), which would generally result in no compensation cost. The provisions of SFAS 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by the option pricing models. The calculated compensation cost is recognized over the period that the employees are required to provide services per the conditions of the aware. SFAS 123R is effective for the Company on January 1, 2006.

Prior to January 1, 2006, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123.

There are currently no employee stock options outstanding.

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer’s voting common stock, (ii) minority-owned other controlled affiliates if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer’s voting common stock and (iii) minority-owned other non-controlled affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments—other than securities represent all investments other than in securities of the issuer.

For financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company’s Board of Directors who may engage independent valuation experts pursuant to a valuation policy and consistent valuation procedure. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected on the statement of operations during the period incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2006, 2005 and 2004, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At December 31, 2006 there were no shares issued considered to be dilutive securities that will dilute future earnings per share.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, exceed Federally insured limits. At December 31, 2006, the Company had $25,268 in United States bank deposits. The Company has not experienced any losses in such accounts as of December 31, 2006.

The Company generated all revenues from less than four dealer-partners for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, revenue was derived from only one dealer-partner. Currently the Company has one dealer-partner.

New Accounting Pronouncements

Accounting changes and error corrections

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company will adopt SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect s, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06ÿ (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06ÿ applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06ÿ allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06ÿ is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (FAS 13-1). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental

Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition

FSP FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition

NOTE 4—INVESTMENTS

On June 3, 2005 the Company purchased ten percent of VoIPBlue.com, Inc. (VoIPBlue) pursuant to a private offering memorandum of April 22, 2005. VoIPBlue.com, Inc. developed software and was structured as a telecommunications exchange serving Voice over Internet Protocol (VoIP) wholesale carriers. Research and development, software, operating and other costs dissolved investment capital and Company management was unable to further assist in day-to-day operations. Local operations ceased in December, 2005 and moved to Riga, Latvia in an effort to have the VoIPBlue shareholder / developer assume operational control. Latvian management was unsuccessful and a decision was made in 2006 to cease operations. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $100,000 investment in VoIPBlue at December 31, 2005. Advanced Business Valuations determination of value was zero at December 31, 2005

On June 7, 2005 the Company issued 880,000,000 shares of its un-issued restricted common stock in an exempt issuance in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at a discounted price of $0.00091 per share and the purchase were initially reflected on the financial statements at $800,724. During 2005, the Company provided $299,925 in advances to Aventura Networks, LLC and Aventura Networks, LLC paid obligations of $108,479 for the Company and made an investment on behalf of the Company in VoIPBlue.com, Inc. in the amount of $100,000. Aventura Networks was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were wide. Increased competition led to lower prices, reduced margins and Aventura Networks exit from the VoIP wholesale carrier market. Aventura Networks changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $800,724 investment in Aventura Networks as well as the likelihood of satisfaction of amounts owed to the Company at December 31, 2005. Advanced Business Valuations determination of value was zero at December 31, 2005 and an indeterminable likelihood of repayment of the debt owed to the Company. Although the valuation firm was unable to determine a likelihood of debt repayment,

Aventura Networks continues to pay Company expenses in 2006 through sales and conversion of its assets to cash. The Company expensed $50,912 to bad debt expense representing part of the amount Aventura Networks owed the Company at December 31, 2005. In 2006, Aventura Networks, LLC paid expenses of the Company amounting to $40,532. On June 29, 2006, the Board of Directors determined it was in the Company’s best interest to shed non-core business segments. Accordingly, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of the Company’s liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA include the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding Group, Inc. Pursuant to the terms of the SPA, in exchange for contributing 30% of the equity of Ohio Funding Group, Inc. with an agreed value of $100,000, Horvath received 200,000,000 shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one year. The Warrant enabled Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one Board seat designation right with respect to the Board of Directors of the Company, and grants one additional Board seat designation right, up to a total of 4 Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to 2 demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of 5 years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company (“Trust Shares”) to any third party, except to certain permitted transferees, for a period of one year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to 5% of the total number of Shares in each of the following 4 years.

The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company’s shareholders, including but not limited to, the election of the Company’s Board of Directors. Pursuant to the Transaction, a change in control of the Company has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. As set forth above, the Trust (the Company’s majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares while the Warrant remains outstanding and the Warrant grants Horvath up to a total of 4 Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed 7.

On October 1, 2006 the Company acquired an additional 30% of Ohio Funding pursuant to the first partial exercise of the Horvath Warrant in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath. Pursuant to the terms of the Warrant the share price was frozen at the agreed upon price of $0.0005 per share giving this transaction a value of $100,000. Pursuant to an independent certified valuation analyst, the value of Ohio Funding Group, Inc. at September 30, 2006 was $354,450. The holder of the Replacement Warrant has indicated its intent to fully exercise the Replacement Warrant prior to the end of the exercise period on May 15, 2007.

NOTE 5 EMPLOYMENT AGREEMENTS

As of April 17, 2007, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

The Company had an employment agreement with its former President where he received $120,000 in annual salary, $30,000 annual guaranteed bonus, a 10% incentive bonus based on Company financial criteria, and certain fringe benefits and expense reimbursements. The agreement expired in July 2005. In May 2004, the President was issued 10,000,000 shares of the Company’s common stock for all accrued and remaining future compensation under this agreement.

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Stock Purchase Agreement of May 27, 2005 and the Aventura Networks, LLC Interest Purchase Agreement closed on June 7, 2005 were both subject to anti-dilution or additional share issuance provisions which required the issuance of a significant quantity of additional common shares for no additional consideration. The issuance of additional shares significantly diluted shareholders

On July 10, 2006, the Company executed the Note in favor of ADEG, pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. Unless waived by the holder, the aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum.

On July 27, 2006 and October 30, 2006 and ADEG advanced $75,000 and $75,000 to the Company under the Note. $150,000 represents the December 31, 2006 principal balance. As of December 31, 2006, $4,555 in interest accrued on such principal balance, for an aggregate indebtedness under the Note of $154,555. While not limited in its use of the borrowed funds, the Company expects to use them primarily to fund its day-to-day business operations. On March 15, 2007 an additional $50,000 was advanced to the Company.

Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 and continuing thereafter until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note shall have been paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which the Note may be converted shall be determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, provided, however, that the resulting number of shares of common stock shall be rounded up to the next whole share. While the Company cannot accurately predict the amount, if any, of debt under the Note that will be converted into shares of common stock, for illustrative purposes only, if the maximum amount of principal only is advanced and converted, ADEG would be entitled to receive 500,000,000 shares of common stock (exclusive of any accrued interest on such funds to be converted).

In March 2005, we filed an election to become subject to Sections 55 through 65 of the 1940 Act of 1940, such that we could commence conducting our business activities as a BDC. In April 2005, we determined to commence an offering of shares of our common stock as a BDC in accordance with the exemption from the registration requirements of the Securities Act of 1933 as provided by Regulation E. In connection with that prospective offer, we filed a Form 1-E with the U.S. Securities and Exchange Commission (SEC). In June 2005 we closed on a $315,000 Stock Purchase Agreement under Regulation E. On March 24, 2006 we filed a Form 2-E notifying the SEC of the activity pursuant to the 1-E and our intent to discontinue the 1-E offering.

On March 7, 2006 management completed its offering under Regulation 1-E and recommended the Board file a Preliminary Information Statement to propose a shareholder vote to withdraw its BDC election. The Board concurred, completed a Preliminary Information Statement and filed a Definitive Information Statement setting the shareholder meeting to vote on the BDC withdrawal. The then majority voting shareholder approved the withdrawal of BDC status and the Company filed Form 54C notifying the Commission that pursuant to provisions of form 54(c), we withdrew our election to be subject to Sections 55 through 65 of the Investment Company Act.

The outcome of the above matters could have a significant impact on our ability to continue as a going concern.

On December 30, 2005, the Company filed a complaint in US District Court for the Southern District of Florida against its former management and directors alleging self-dealing, including inappropriate issuance of Company stock to themselves and their affiliates. On March 22, 2006 the Company agreed to dismiss the lawsuit in exchange for former management’s agreement to relinquish all rights to approve, authorize or consent to current management’s decisions pursuant to the LLC Purchase Agreement between the Company and the former owners of Aventura Networks, LLC. On March 23, 2006, this lawsuit was dismissed with prejudice.

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 7 – STOCKHOLDERS EQUITY AND LIABILITY PAYABLE WITH COMMON STOCK

Recapitalization

On June 7, 2005 the Company issued 880,000,000 shares of its previously unissued restricted common stock in an exempt issuance in exchange for 100% member interest in Aventura Networks, LLC. On a retrospective basis, as discussed in Note 3, this transaction was accounted for as a recapitalization of Aventura Networks, LLC since the members of the Company acquired both voting and management control. Accordingly, the financial statements of the Company just subsequent to the recapitalization including balance sheets of Aventura Networks, LLC and Aventura Holdings, Inc. at historical costs, the historical operations of Aventura Networks, LLC and the operations of Aventura Holdings, Inc. from June 7, 2005 forward. Under recapitalization accounting, the 880,000,000 share are reflected as the original founder shares of the Company and the Company was deemed to have issued 645,657,813 common shares to the original pre-recapitalization shareholders of Aventura Holdings, Inc. and $22,420 of liabilities were assumed in the recapitalization. The retroactive restatement portrays Aventura Networks, LLC as discontinued operations since it was not a subsidiary of the Company on December 31, 2006.

On October 17, 2005 the Company merged with Aventura Holdings, Inc. Aventura Holdings, Inc. was the former owner of Aventura Networks, LLC and its sole net assets were 880,000,000 shares of Company stock and anti-dilution rights acquired in the LLC purchase agreement with the Company. Immediately prior to the merger, Aventura Holdings, Inc. transferred its net assets to its sole shareholder, Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Lopez Trust”). Craig Waltzer, the Company’s President and Chairman, is the former spouse of the Trustee of the Lopez Trust. Subsequent to the merger, the Company (then named “Sun Networks Group, Inc.”) changed its name to Aventura Holdings, Inc and the former company was dissolved. There was no accounting effect of this transaction to the Company.

Aventura Networks, LLC was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were greater than domestic margins. Increased competition led to lower prices, reduced margins and Aventura Networks, LLC exiting from the VoIP wholesale carrier market. Aventura Networks, LLC changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. Following the Horvath Transaction (described below), the Board of Directors determined it was in the Company’s best interest to shed non-core business segments.

Accordingly, on June 29, 2006, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s President and Chairman) in exchange for Mr. Waltzer’s assumption of the Company’s liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

The Company’s May 16, 2006 30% investment in Ohio Funding Group, Inc. was initially accounted for utilizing the equity method of accounting where the Company’s investment was adjusted based on the Company’s ownership ratio of Ohio Funding Group, Inc. multiplied by Ohio Funding Group, Inc.’s net income. Pursuant to the October 1, 2006 acquisition of a controlling interest in Ohio Funding Group, Inc., the Company retrospectively revised its method of accounting by consolidating Ohio Funding Group, Inc. into the Company’s financial statements and subtracting the ownership interest owned by others.

Preferred Stock

On June 5, 2003, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock, par value $0.001. Such preferred stock, or any series thereof, shall have such designations, preferences, participating, optional or other annual rights and qualifications, limitations or restrictions adopted by the Company’s Board of Directors. No preferred stock is presently issued or outstanding and no certificate of designation has been filed by the Company to permit issuance of any preferred stock.

Common Stock Transactions

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance to Aventura Holdings, Inc.—old in exchange for 100% interest in Aventura Networks, LLC. Aventura Holdings, Inc.—old distributed its shares and anti-dilution rights to its sole shareholder (Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004) then merged with the Company on October 17, 2005. The Company adopted the name Aventura Holdings, Inc.—new and Aventura Holdings, Inc.—old was dissolved.

Pursuant to the June 7, 2005 recapitalization of the Company, all 645,657,813 of the previously issued and outstanding shares of the Company were deemed to be reissued to the shareholders on that date.

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

In July, 2005 the Company canceled a three month consulting agreement with Big Apple Consulting USA, Inc. The Company paid Big Apple’s consulting fee in advance with Company shares valued at $0.004 per share. In December, 2005 Big Apple returned 6,000,000 shares to the Company which were retired.

On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company’s previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company’s shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owners of Aventura Networks LLC are entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted free-trading shares to Dutchess. On June 3, 2005 the Company’s portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on November 3, 2005 and an additional sixty million (60,000,000) previously un-issued unrestricted free-trading shares on December 29, 2005 towards satisfaction of the obligations for the initial draw amount and the Company’s Board approved the issuances. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of December 31, 2005 Dutchess sold 149,299,004 shares for $235,940 and $40,545 was amortized as a cost of financing. For financial reporting purposes, all shares issued to Dutchess are not considered issued or outstanding until a final settlement date is achieved. At December 31, 2005 however the issued shares to Dutchess are considered dilutive for purposes of the computation of diluted earnings per share. In February 2006 an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess and in March 2006 a final fifteen million (15,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release.

On April 4, 2006 625,000,000 shares, representing all issuable shares under the anti-dilution provision, were issued to the Lopez Trust. There are no additional shares due under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement since the Stock Purchase Agreement with Dutchess was completed on March 6, 2006.

On May 8, 2006 a principal stockholder contributed 301,214,286 common shares back to the Company to remedy certain 1940 Act compliance issues.

On May 16, 2006 the Company issued 200,000,000 shares of its previously unissued common stock to Horvath Holdings, LLC in exchange for a 30% equity interest in Ohio Funding Group, Inc. with an agreed value of one hundred thousand dollars ($100,000).

On October 1, 2006 pursuant to a partial exercise of the Warrant by Horvath described in Notes 4, 6 and 7, the Company acquired an additional 30% of the equity of Ohio Funding with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company’s common stock.

NOTE 8 INCOME TAXES

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2006, 2005 and 2004 due to the Company’s net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2005 and 2004 as follows:

	2006	2005	2004
Computed "expected" tax benefit	$(132,536)	$(1,006,776)	$(1,794,447)
State income taxes	(19,491)	(22,494)	(174,167)
Stock for services and/or settlement	—	547,570	1,709,615
Other	—	313,894	—
Change in deferred tax asset valuation	152,027	167,806	258,999

	$—	$—	$—

Deferred tax assets:

Net operating loss carryforward	$2,650,438	$1,352,214
Loan loss allowance	75,146	75,146

Total deferred tax assets	2,725,584	1,427,360
Less: valuation allowance	(2,725,584)	(1,427,360)

Net deferred tax asset	$—	$—

At December 31, 2006, the Company had useable net operating loss carry forwards of approximately $4,330,800 for income tax purposes, available to offset future taxable income expiring in 2020.

The valuation allowance at December 31, 2006 was $976,295. The net change in the valuation allowance during the year ended December 31, 2006 was a decrease of $283,260.

NOTE 9—RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

On June 3, 2005 the Company advanced $100,000 to VoIPBlue.com, Inc., a related party.

Following the Horvath Transaction (described below), the Board of Directors determined it was in the Company’s best interest to divest non-core business segments. Accordingly, on June 29, 2006, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s President and Chairman) in exchange for Mr. Waltzer’s assumption of the Company’s liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

Horvath Holdings, LLC is a related party due to its stock ownership in the Company, the Board seat designation rights it has been granted, the ability to acquire control of the Company through a full exercise of the Warrant and the proxy rights it has been granted by the Trust, the Company’s current majority shareholder. These various rights are described in the Form 8-K filed on May 22, 2006 and the Exhibits thereto. The Company and Horvath determined the $100,000 agreed value for the acquisition of the Ohio Funding shares by multiplying the 2005 (unaudited) net earnings of Ohio Funding by a factor of 4 and then multiplying the product by the 30% equity ownership being acquired by the Company. The Board of Directors of the Company believes that such consideration is fair and is not more favorable to Horvath than a value that could be negotiated with a third party in an “arm’s length” transaction.

On October 1, 2006 the Company acquired an additional 30% of Ohio Funding pursuant to the first partial exercise of the Horvath warrant in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath. Pursuant to the terms of the warrant the share price was frozen at the agreed upon price of $0.0005 per share giving this transaction a value of $100,000. Pursuant to an independent certified valuation analyst, the value of Ohio Funding Group, Inc. at September 30, 2006 was $354,450. The Board of Directors of the Company believes that such consideration is fair and is not more favorable to Horvath than a value that could be negotiated with a third party in an “arm’s length” transaction.

NOTE 10—OUTSTANDING WARRANT

A summary of the Company’s outstanding warrant as of December 31, 2006 including all changes during the current fiscal year is presented below:

	Shares	Weighted Average Exercise Price
Warrant issued on May 16, 2006:	2,551,339,181	$0.0005
Warrant expirations in 2006
Total Warrant Outstanding at December 31, 2006	2,551,339,181	$0.0005

Partial Exercise October 1, 2006	200,000,000	$0.0005

Balance at December 31, 2006	2,351,339,181	$0.0005

Exercisable at December 31, 2006	2,351,339,181	$0.0005

Balance on Day of This Filing	2,351,339,181	$0.0005

Exercisable on Day of This Filing	2,351,339,181	$0.0005

As noted above, the Company issued a Warrant to Horvath Holdings, LLC (“Horvath”) that enables Horvath to contribute, at any time during the period beginning on May 16, 2006 (the “Issue Date”), and ending on May 15, 2007, at a fixed price per share of $.0005, equity interests in Horvath’s subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. On October 1, 2006, pursuant to a partial exercise of the Warrant, the Company acquired an additional 30% of the equity of Ohio Funding Group, Inc. (Ohio Funding) with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath. As of the date of this filing, the number of additional shares of common stock to which Horvath would be entitled if it fully exercised the Warrant is 2,351,339,181. The holder of the Warrant has indicated its intention to fully exercise the Warrant before the expiration date of May 15, 2007. The full exercise of this Warrant, therefore, would significantly dilute the ownership of our common stockholders. There were no warrants issued prior to January 1, 2006.

NOTE 11 – INTERNAL CONTROL

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Aventura, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company are as follows:

NAME	AGE	POSITION	PERIOD HELD
Craig A. Waltzer	45	Chief Executive Officer
		Director and Chairman	2005-Current
Jere J. Lane	52	Director	2005-Current
Sean Josiah	36	Director	2005-Current

Each director of the Company holds such position until the next annual meeting of the Company’s stockholders and until his successor is duly elected and qualified. The officers hold office until their successors are duly elected and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company’s internal audit function. The Audit Committee is presently composed of two persons - Messrs. Josiah and Lane (Chair), each of whom is considered independent by the Board of Directors. The Company’s Board of Directors has determined that Jere J. Lane is the “audit committee financial expert” as defined under Item 407 of Regulation S-K of the . Messrs. Josiah and Lane each meet the current independence and experience requirements of Rule 10a-3 of the Exchange Act.

Craig A. Waltzer; age 45; President and Chairman

Mr. Waltzer was elected Chief Executive Officer and Chairman of the Board of Directors in 2005. Prior to joining the Company, Mr. Waltzer held various executive positions in telecommunications companies and headed his own certified public accounting firm. Mr. Waltzer graduated from the University of South Florida in 1982 with a Bachelors of Arts in Business Administration with a concentration in Finance and Accounting and was admitted by the State of Florida Board of Accountancy in 1985.

Jere J. Lane; age 52; Director and Chairman of the Audit Committee

Mr. Lane was elected Director and Chairman of the audit committee in 2005. Mr. Lane practiced as a partner, sole practitioner and tax manager of certified public accounting firms. Mr. Lane graduated from Florida International University with a Bachelors of Arts in Business Administration in 1980 and was admitted by the State of Florida Board of Accountancy in 1983.

Sean O. Josiah; age 36; Director

Mr. Josiah was elected Director in 2005. Since 1999, Mr. Josiah has held positions as president and Chief Information Officer of computer consulting, web development and design companies. Mr. Josiah attended Maryland University from 1987 through 1989 and is proficient as a programmer, network engineer and computer technician.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

The Board has adopted a Code of Ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer that is available on the Company’s website at www.aventura-holdings.com. Future amendments to the Code of Ethics and any waivers thereto will be posted on the Company’s website pursuant to the option set forth in Item 5.05(c) of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company’s executive officers during each of its three most recent fiscal years:

NAME	YEAR	AMOUNT
Craig A. Waltzer	2006	$32,500
	2005	30,000
	2004	—

T. Joseph Coleman	2006	—
	2005	1,478,000	1&2
	2004	—

Peter Klamka	2006	—
	2005	60,000	1&2
	2004	—

1	– Contributed services
2	– Payment in Company shares

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

Compensation Committee Report

The entire Board performs the functions of a compensation committee given the Company’s small size. Compensation matters involving the Company’s chief executive officer, Craig A. Waltzer, have been made by the Board after Mr. Waltzer’s recusal from discussions and votes on such matter. The Board has recommended that the compensation discussion and analysis be included in this Annual Report on Form 10-K. The members of the Board participating in this analysis are as follows: Sean Josiah and Jere Lane.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 17, 2007, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. As of such date, Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 owns the largest block of our outstanding securities. The Trustee is a former spouse of Craig A. Waltzer, our Chief Executive Officer, and for that reason, while the Trustee must act in the manner she alone deems appropriate in her sole and exclusive discretion, this prior affiliation is disclosed.

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA include the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding Group, Inc. Pursuant to the terms of the SPA, in exchange for contributing 30% of the equity of Ohio Funding Group, Inc. with an agreed value of $100,000, Horvath received 200,000,000 shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one year. The Warrant enabled Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant immediately grants to Horvath one Board seat designation right with respect to the Board of Directors of the Company, and grants one additional Board seat designation right, up to a total of 4 Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also includes a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to 2 demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of 5 years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company (“Trust Shares”) to any third party, except to certain permitted transferees, for a period of one year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to 5% of the total number of Trust Shares in each of the following 4 years.

The Trust also granted Horvath, while the Warrant is outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company’s shareholders, including but not limited to, the election of the Company’s Board of Directors. Pursuant to the Transaction, a change in control of the Company has occurred as of the Transaction closing date, May 16, 2006, since Horvath acquired voting control of the Company. As set forth above, the Trust (the Company’s majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares while the Warrant remains outstanding and the Warrant grants Horvath up to a total of 4 Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed 7.

	Number of Common Shares Owned	Percentage of Class	Nature of Beneficial Ownership

Name and Address of Shareholder
Melissa Apple, Trustee of the Maria Lopez	1,488,785,714	48.92%	Direct
Irrevocable Trust UTD March 29, 2004
595 Piedmont Avenue NE
Suite 320 # 185
Atlanta, Georgia 30308

Horvath Holdings, LLC	400,000,000	13.14%	Direct
25221 Dequindre
Madison Heights, Michigan 48071

As noted previously in this section, the Lopez Trust granted proxy rights to vote its shares to Horvath through May 15, 2007. Horvath currently owns 400,000,000 shares of Company stock and holds a Warrant exercisable in full by May 15, 2007 for at least 51% of the Company’s fully diluted issued and outstanding shares. Therefore, Horvath has effective control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

On May 16, 2006, the Company’s Board of Directors, majority shareholder and Horvath Holdings, LLC consummated negotiations by agreeing to allow Horvath to purchase at least 51% of the total fully-diluted shares of common stock outstanding of the Company for $0.0005 per share in exchange for shares of companies owned by Horvath. The Company and Horvath agreed to exchange 200,000,000 of the Company’s common stock for 30% of the outstanding common stock of Ohio Funding Group, Inc. with an agreed value of $100,000. The Company and Horvath determined the value of the Ohio Funding shares by multiplying the 2005 (unaudited) net earnings of Ohio Funding by a factor of 4 and then multiplying the product by the 30% equity ownership being acquired by the Company.

On October 1, 2006 the Company acquired an additional 30% of Ohio Funding pursuant to the first partial exercise of the Horvath warrant in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath. Pursuant to the terms of the Warrant the share purchase price was fixed at the agreed upon price of $0.0005 per share giving this transaction a value of $100,000. The Board determined that the imputed value of Ohio Funding applied in this transaction was fair and comparable to that which could have been arrived at through “arm’s length” negotiations with an unrelated third party.

The Company considers Horvath to be a related party due to its stock ownership in the Company, the Board seat designation rights it has been granted, the ability to acquire control of the Company through a full exercise of the Warrant and the proxy rights it has been granted by the Trust, the Company’s current majority shareholder. These various rights are described elsewhere in this Form 10K and in the Form 8-K filed on May 22, 2006 and the Exhibits thereto.

Director Independence

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent. Jere Lane and Sean Josiah, both members of the Company’s audit committee, are considered independent applying these tests.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal 2006 and 2005 and reviews of the consolidated financial statements included in the Company’s Forms 10-K for fiscal 2006 and 2005 were approximately $25,000 and $28,000 respectively.

AUDIT-RELATED FEES

For fiscal 2006 and 2005 the auditors billed $5,000 and $14,000 respectively relating to assistance with SEC comment responses. The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

TAX FEES

There were no professional services for tax compliance, tax advice, and tax planning for 2006, 2005 and 2004.

ALL OTHER FEES

There were no aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in 2006 and 2005.

PART IV

Item 6.	Exhibits

Item 601 of Regulation S-K Exhibit No.:	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENTURA HOLDINGS, INC.

April 17, 2007	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President and Director