Form 10-Q
period 2007-03-31
Aventura Holdings Inc.
filed 2007-05-15
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 14, 2007 was 3,043,443,527.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

AVENTURA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS:
Cash	$61,971	$25,268
Contracts receivable, net	400,318	229,972
Dealer-partner receivables, net	76,498	126,679
Prepaid expense	932	11,004
Due from related party	—	19,963

TOTAL ASSETS	$539,719	$412,886

LIABILITIES & SHAREHOLDERS’ DEFICIT:
Liabilities:
Accounts payable and accrued expenses	$48,922	$80,304
Accrued compensation	5,000	5,000
Interest payable	26,629	18,504
Due to related party	329,324	174,287
Note payable	208,585	154,555
Minority Interest - Ohio Funding	45,530	67,518

Total Liabilities	663,990	500,168

Shareholders’ Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 3,043,443,527 shares issued and outstanding as of March 31, 2007 and December 31, 2006	3,043,444	3,043,444
Additional paid in capital	(2,210,460)	(2,210,460)
Accumulated deficit	(957,255)	(920,266)

Total Shareholders’ Deficit	(124,271)	(87,282)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$539,719	$412,886

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
REVENUES:	$21,210	$—
EXPENSES:
General & Administrative	61,775	21,951

Net Operating Loss	(40,565)	(21,951)

OTHER EXPENSE
Finance Costs	—	21,705

Loss from continuing operations before minority interest	(40,565)	(43,656)
Minority Interest - Ohio Funding	3,576	—

Loss from continuing operations	(36,989)	(43,656)
Discontinued operations	—	(1,967)

Net Income (Loss)	$(36,989)	$(45,623)

LOSS PER SHARE:
Net Loss Per Common Share - Basic and Diluted	$ (nil)	$ (nil)

Weighted Common Shares Outstanding - Basic and Diluted	3,043,443,527	2,534,657,813

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS

EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Common Stock Issuable		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	2,019,657,813	$2,019,658	300,000,000	$300,000	$(2,297,946)	$(356,383)	$(334,671)
Common stock issuable in exchange for portfolio company (Aventura Networks LLC) acquisition	—	—	325,000,000	325,000	(325,000)	—	—
Common stock issued pursuant to stock purchase agreement	300,000,000	300,000	—	—	61,272	—	361,272
Common stock issued in exchange for portfolio company (Aventura Networks LLC) acquisition	625,000,000	625,000	(625,000,000)	(625,000)	—	—	—
Common stock reimbursements by Company’s majority shareholder for prior management’s improper issuances	(301,214,286)	(301,214)	—	—	301,214	—	—
Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)	—	100,000
Warrant issued to Horvath Holdings, LLC					250,000		250,000
Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)		100,000
Minority interest - Ohio Funding					—	(67,517)	(67,517)
Net loss	—	—	—	—	—	(496,366)	(496,366)

Balance at December 31, 2006	3,043,443,527	3,043,444	—	—	(2,210,460)	(920,266)	(87,282)

Net loss	—	—	—	—	—	(36,989)	(36,989)

Balance at March 31, 2007	3,043,443,527	$3,043,444	—	$—	$(2,210,460)	$(957,255)	$(124,271)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(36,989)	$(47,127)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred finance costs	—	21,705
Minority interest	(21,988)	3,471

(Increase) decrease in:
Accounts receivable	50,181	—
Contracts receivable	(170,346)
Prepaid expenses	10,072	—
Due from others	19,963	—

Increase (decrease) in:
Accounts payable	(31,382)	(6,716)
Interest payable	12,155	—

Net cash (used) in operating activities	(168,334)	(28,667)

Cash flows from investing activities: Investment	—	29,645

Net cash provided (used) in investing activities	—	29,645

Cash flows from financing activities:

Payment of stock purchase agreement	—	(978)
Proceeds from loan	50,000	—
Proceeds from related party	155,037	—

Net cash provided by financing activities	205,037	(978)

Net increase in cash	36,703	—

Cash at beginning of period	25,268	—

Cash at end of period	$61,971	$—

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$—	$—

Income Taxes	$—	$—

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$—	$—

Issuance of common stock	$—	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements.

NOTE 1—NATURE OF ORGANIZATION

Aventura Holdings, Inc., through its 60% controlling interest in Ohio Funding Group, Inc. (“Ohio Funding”) (collectively, the “Company” or “we”), provides receivables financing to its dealer-partners who provide automobile loans to consumers, regardless of their credit history (referred to as “Consumer Loans”). These Consumer Loans provided by the dealer-partners are sometimes referred to as “sub-prime loans.” The Company’s product is currently offered to automobile dealers who benefit by selling used or pre-owned vehicles to consumers who otherwise could not obtain conventional financing.

The Company provides receivable financing to automobile dealerships that are under common control with Horvath Holdings, LLC. The Company provides those dealers with a recourse cash payment (referred to as an “advance”) against anticipated future collections on Consumer Loans. The Company refers to dealers who participate in its program as “dealer-partners”. The Company realizes revenue from former dealer-partners and expects to develop new dealer-partner relationships in the future.

The Company is considered, for accounting purposes, to be a lender to dealer-partners. For additional information see Note 3 to the consolidated financial statements, which is incorporated herein by reference.

Principal Business

A consumer who does not qualify for conventional automobile financing can purchase a used vehicle from a dealer-partner who submits the Consumer Loan to the Company for an advance pursuant to a lending agreement between the dealer-partner and the Company.

Consumers and dealer-partners benefit from the Company’s program as follows:

Consumers—The Company provides receivables financing to its dealer-partners to help them enable consumers who do not qualify for conventional automobile financing to obtain quality transportation.

Dealer-Partners—The Company’s program increases dealer-partners’ profits in the following ways:

1.	Enables dealer-partners to sell cars to consumers who may not be able to obtain financing without the Company’s program. In addition, consumers often become repeat customers by financing future vehicle purchases with the dealer-partner participating in the Company’s program or, after they have successfully established or reestablished their credit, through conventional financing.

2.	Allows dealer-partners to share in the “profits” not only from the sale of the vehicle, but also from its financing.

3.	Enables dealer-partners to attract consumers who mistakenly assume they do not qualify for financing.

The Company derives its revenues from interest and fees earned as a result of funding Consumer Loans originated by the Company’s dealer-partners.

A dealer-partner is required to execute a dealer agreement, which defines the legal relationship between the Company and the dealer-partner. The agreement outlines the required distributions of proceeds realized by the dealer-partner on account of the Consumer Loans. The agreement provides that collections received by the dealer-partner are applied as follows:

1.	First, 70% to reimburse the Company for cash advances; and

2.	Second, 30% to the dealer-partner, which amount is held in escrow to repay any recourse amounts due under the loan agreements to the Company, including, but not limited to, amounts due to the Company in the event a customer defaults in his or her payment obligations under the Consumer Loan.

Under the typical servicing agreement, a dealer-partner represents that it will only submit Consumer Loans to the Company which satisfy criteria established by the Company, meet certain conditions with respect to the binding nature and the status of the security interest in the purchased vehicle, and comply with applicable state, federal and foreign laws and regulations.

In the event that the Company discovers non-compliance with its criteria or conditions, such as a misrepresentation by the dealer-partner relating to a Consumer Loan submitted to the Company, the Company can demand that the advance in connection with a specific Consumer Loan be repaid.

The typical servicing agreement may be terminated by the Company or by the dealer-partner upon written notice. The Company may terminate the servicing agreement immediately in the case of an event of default by the dealer-partner. Events of default include, among other things:

1.	the dealer-partner’s refusal to allow the Company to audit its records relating to the Consumer Loans assigned to the Company;

2.	the dealer-partner, without the Company’s consent, is dissolved; merges or consolidates with an entity not affiliated with the dealer-partner; or sells a material part of its assets outside the course of its business to an entity not affiliated with the dealer-partner; or

3.	the appointment of a receiver for, or the bankruptcy or insolvency of, the dealer-partner.

While a dealer-partner can cease submitting Consumer Loans to the Company at any time without terminating the servicing agreement, if the dealer-partner elects to terminate the servicing agreement or in the event of a default, the dealer-partner must immediately pay the Company:

1.	any unreimbursed costs; and

2.	any unpaid advances and all other amounts owed by the dealer-partner to the Company.

Once a dealer-partner has enrolled in the Company’s program, the dealer-partner may begin submitting Consumer Loans to the Company for advances thereunder. A Consumer Loan occurs when a consumer enters into a contract with a dealer-partner that sets forth the terms of the agreement between the consumer and the dealer-partner for the payment of the purchase price of the automobile. The amount of the Consumer Loan consists of the total principal and interest that the consumer is required to pay over the term of the Consumer Loan.

While a dealer-partner can submit any legally compliant Consumer Loan to the Company for advances, the decision whether to pay an advance to the dealer-partner and the amount of any advance is made solely by the Company. The dealer-partner performs all significant functions relating to the processing of the Consumer Loan applications and bears certain costs of Consumer Loan acceptance, including the cost of assessing the adequacy of Consumer Loan documentation, compliance with underwriting guidelines and the cost of verifying employment, residence and other information.

The Company generally offers the dealer-partner a recourse advance against anticipated future collections on the Consumer Loan. The combination of the advance and the consumer’s down payment provides the dealer-partner with a cash profit at the time of sale. The Company cannot demand repayment from the dealer-partner of the advance except in the event the dealer-partner is in default of the servicing agreement. Advances are made only after the Consumer Loan is approved by the Company and all other stipulations required for funding have been satisfied.

The Company records the amount advanced to the dealer-partner as a Dealer Loan (“Dealer Loan”), which is classified within Loans receivable in the Company’s consolidated balance sheets. All advances due from a dealer-partner are secured by a pledge of the dealer-partner’s general assets, including, but not limited to, the future collections on the dealer-partner’s portfolio of Consumer Loans.

The Company’s business model allows it to share the risk and reward of collecting on the Consumer Loans with the dealer-partners. Such sharing is intended to motivate the dealer-partner to submit better quality Consumer Loans, follow the Company’s underwriting guidelines, and provide appropriate service and support to the consumer after the sale. The Company believes this arrangement aligns the interests of the Company, the dealer-partner and the consumer.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s recurring losses from operations, including a net loss of $36,989 and $45,623 for the three months ended March 31, 2007 and 2006, net cash used in operations of $168,334 and $28,667 for the three months ended March 31, 2007 and 2006, a shareholders deficit of $124,271 and an accumulated deficit of $957,255 at March 31, 2007, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

Through the Company’s incremental acquisitions of Ohio Funding, the Company provides automobile loans to consumers, regardless of their credit history. Through the full exercise of the Replacement Warrant (defined below in Note 4) by Horvath or its successor or assigns, the Company plans to acquire all remaining minority shares of Ohio Funding and all of the outstanding stock in another company within this industry segment.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 annual financial statements of the Company. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006’s annual financial statements.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Minority Interest

The net income of the Company’s consolidated subsidiary, Ohio Funding, is reflected in the consolidated statements of operations beginning May 16, 2006. Therefore, Ohio Funding’s assets, liabilities, equity, income and expenses are not included for comparison purposes at March 31, 2006. From May 16, 2006, through September 30, 2006, the Company owned 30% of Ohio Funding and from October 1, 2006 to March 31, 2007, the Company owned 60% of Ohio Funding. After initially accounting for investments in Ohio Funding utilizing the equity method of accounting, the Company retroactively restated its investment on a consolidated basis subtracting the minority interest in net assets and net income from the consolidated balance sheet and income statement.

NOTE 4 - INVESTMENTS

On May 16, 2006, the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability company, which owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA included the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding. Pursuant to the terms of the SPA, in exchange for contributing 30% of the equity of Ohio Funding with an agreed value of $100,000, Horvath received 200,000,000 shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one year.

The Warrant enables Horvath to contribute, at any time during the exercise period, cash or property with a mutually agreed upon valuation in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised, at a fixed price per share of $.0005. The Warrant immediately granted to Horvath one Board seat designation right with respect to the Board of Directors of the Company, and grants one additional Board seat designation right, up to a total of 4 Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also included a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to 2 demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of 5 years from the Transaction closing date.

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

Pursuant to the Transaction, a change in control of the Company occurred as of the Transaction closing date, May 16, 2006, because Horvath acquired voting control of the Company. As set forth above, the Trust (the Company’s majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares during the exercise period of the Warrant. Additionally, the Warrant granted Horvath up to a total of 4 Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed 7.

On October 1, 2006 the Company acquired an additional 30% of Ohio Funding pursuant to the first partial exercise of the Warrant, in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath. Pursuant to the terms of the Warrant the share price was frozen at the agreed upon price of $0.0005 per share giving this transaction a value of $100,000. Pursuant to an independent certified valuation analyst, the value of Ohio Funding at September 30, 2006 was $354,450. In connection with this partial exercise, the Company issued a Replacement Class A Common Stock Purchase Warrant No. 1 to Horvath evidencing Horvath’s right to acquire the remaining balance of shares to which it was entitled to acquire pursuant to the Warrant (the “Replacement Warrant”). On May 14, 2007, Horvath, on behalf of itself or its successor or assigns, delivered notice to the Company of its intention to fully exercise the Replacement Warrant. A closing is anticipated within 30-45 days.

NOTE 5 - EMPLOYMENT AGREEMENTS

As of April 17, 2007, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

NOTE 6 - RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

Following the Transaction (described elsewhere in this Form 10-Q), the Board of Directors determined it was in the Company’s best interest to divest non-core business segments. Accordingly, on June 29, 2006, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s President and Chairman) in exchange for Mr. Waltzer’s assumption of the Company’s liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

Horvath is a related party due to its stock ownership in the Company, the Board seat designation rights it has been granted, its ability to acquire control of the Company through a full exercise of the Replacement Warrant and the proxy rights it has been granted by the Trust, the Company’s current majority shareholder. These various rights are described in the Form 8-K filed on May 22, 2006 and the Exhibits thereto. The Company and Horvath determined the $100,000 agreed value for the acquisition of the Ohio Funding shares by multiplying the 2005 (unaudited) net earnings of Ohio Funding by a factor of 4 and then multiplying the product by the 30% equity ownership being acquired by the Company. The Board of Directors of the Company believes that such consideration is fair and is not more favorable to Horvath than a value that could be negotiated with a third party in an “arm’s length” transaction.

On October 1, 2006 the Company acquired an additional 30% of Ohio Funding pursuant to the first partial exercise of the Warrant in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath. Pursuant to the terms of the Warrant the share price was frozen at the agreed upon price of $0.0005 per share giving this transaction a value of $100,000. Pursuant to an independent certified valuation analyst, the value of Ohio Funding on September 30, 2006 was $354,450. The Board of Directors of the Company believes that such consideration is fair and is not more favorable to Horvath than a value that could be negotiated with a third party in an “arm’s length” transaction.

NOTE 7 - OUTSTANDING WARRANT

A summary of the Company’s outstanding Replacement Warrant as of March 31, 2007, including all changes during the current fiscal year is presented below:

	Shares	Weighted Average Exercise Price
Warrant issued on May 16, 2006:	2,551,339,181	$0.0005
Warrant expirations in 2006	—
Partial Exercise October 1, 2006	200,000,000	$0.0005

Total Warrant Outstanding at December 31, 2006	2,351,339,181	$0.0005

Balance at March 31, 2007	2,351,339,181	$0.0005

Exercisable at March 31, 2007	2,351,339,181	$0.0005

Balance on Day of This Filing	2,351,339,181	$0.0005

Exercisable on Day of This Filing	2,351,339,181	$0.0005

As noted above, on May 16, 2006, the Company issued to Horvath a Warrant exercisable for one year. The Warrant enabled Horvath to contribute, at any time during the exercise period, cash or property with a mutually agreed upon valuation in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised, at a fixed price per share of $.0005. On October 1, 2006, pursuant to a partial exercise of the Warrant, the Company acquired an additional 30% of the equity of Ohio Funding with an agreed value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath and a Replacement Warrant. As of the date of this filing, the number of additional shares of common stock to which Horvath would be entitled if it fully exercised the Replacement Warrant is 2,351,339,181. The full exercise of this Replacement Warrant, therefore, would significantly dilute the ownership of our common stockholders. On May 14, 2007, Horvath, on behalf of itself or its successor or assigns, delivered notice to the Company of its intention to fully exercise the Replacement Warrant. A closing is anticipated within 30-45 days. There were no warrants issued prior to January 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

RECENT DEVELOPMENTS

On March 6, 2006 the Company terminated its Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P., having delivered three hundred million (300,000,000) shares and a payment of $978 to extinguish the debt.

On April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the Securities and Exchange Commission (“SEC”) and our controlling shareholder voted to withdraw our Business Development Company (“BDC”) election regulated under the Investment Company Act of 1940 (“1940 Act”). The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006, notifying the SEC that, pursuant to the provisions of Section 54(c), the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the 1940 Act but will continue as an operating reporting public company, and is subject to the Securities Exchange Act of 1934 (“Exchange Act”).

On May 16, 2006, the Company entered into several agreements with Horvath, which is a Michigan limited liability company that owns and operates automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included the SPA, the Warrant, a Registration Rights Agreement and a Lock-Up Agreement (as defined in Note 4 above). The parties to the SPA included the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding. Pursuant to the terms of the SPA, in exchange for contributing 30% of the equity of Ohio Funding with an agreed value of $100,000, Horvath received 200,000,000 shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one year. The Warrant enabled Horvath to contribute, at any time during the exercise period, cash or property with a mutually agreed upon valuation in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least 51% of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised, at a fixed price per share of $.0005. The Warrant immediately granted to Horvath one Board seat designation right with respect to the Board of Directors of the Company, and grants one additional Board seat designation right, up to a total of 4 Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also included a Registration Rights Agreement between Horvath and the Company, which grants Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it will receive upon exercise of the Warrant. The Company is obligated to effect up to 2 demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations, for a period of 5 years from the Transaction closing date.

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

Pursuant to the Transaction, a change in control of the Company occurred as of the Transaction closing date, May 16, 2006, because Horvath acquired voting control of the Company. As set forth above, the Trust (the Company’s majority shareholder) granted Horvath full proxy authority to vote all of the Trust Shares during the exercise period of the Warrant. Additionally, the Warrant granted Horvath up to a total of 4 Board seat designations with respect to the available seats on the Board of Directors of the Company. The Company also agreed that, at no time prior to the expiration of the Warrant, shall the total number of directors of the Company exceed 7. As of the date of this filing, pursuant to the Transaction and a partial exercise of the Warrant, Horvath has the right to designate 2 Board Seats, but has not exercised such right. The Company expects Horvath, or its successor or assigns, to exercise such right in the future.

On October 1, 2006 the Company acquired an additional 30% of Ohio Funding pursuant to the first partial exercise of the Warrant in exchange for the issuance of 200,000,000 shares of the Company’s common stock to Horvath (the “First Warrant Exercise”). Pursuant to the terms of the Warrant the share price was frozen at the agreed upon price of $0.0005 per share giving this transaction a value of $100,000. Pursuant to an independent certified valuation analyst, the value of Ohio Funding at September 30, 2006 was $354,450. In connection with this partial exercise, the Company issued the Replacement Warrant to Horvath evidencing Horvath’s right to acquire the remaining balance of shares to which it was entitled to acquire pursuant to the Warrant.

As of the date of this filing, Horvath beneficially owns 2,751,339,181 shares of common stock of the Company, or approximately 51% of the proforma voting securities of the Company assuming full exercise of the Replacement Warrant as of the date of this filing, obtainable through exercise of the Replacement Warrant, which includes: (1) 400,000,000 shares of the Company’s common stock received by Horvath in the Transaction and First Warrant Exercise, and (2) 2,351,339,181 shares of the Company’s common stock receivable if Horvath were to fully exercise the Replacement Warrant. On May 14, 2007, Horvath, on behalf of itself or its successor or assigns, delivered notice to the Company of its intention to fully exercise the Replacement Warrant. A closing is anticipated within 30-45 days.

On June 30, 2006 the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of liabilities arising out of the Company’s ownership or operation of Aventura Networks, LLC.

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

On July 27, 2006, October 30, 2006 and March 15, 2007, ADEG advanced $75,000, $75,000 and $50,000 respectively, to the Company under the Note. $200,000 represents the March 31, 2007 principal balance on the Note. As of March 31, 2007, $8,585 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $208,585. While not limited in its use of the borrowed funds, the Company expects to use them primarily to fund its day-to-day business operations.

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

RESULTS OF OPERATIONS

Upon the Company’s June 7, 2005 acquisition of a 100% member interest in Aventura Networks, LLC in exchange for 880,000,000 shares of the Company’s previously unissued common stock, a reverse acquisition occurred because the owners of Aventura Networks, LLC held a majority of the Company’s common stock immediately following the transaction. Accordingly, for financial reporting purposes the Company recognized Aventura Networks, LLC as the Company’s historical registrant and retrospectively consolidated with Aventura Networks, LLC as its wholly owned subsidiary. All operating activity (other than that of Aventura Networks, LLC) prior to June 7, 2005 was eliminated and equity was restated to reflect our new structure. However, because Aventura Networks, LLC was distributed out of the Company on June 29, 2006, Aventura Networks, LLC is portrayed throughout the financial statements as discontinued operations. The Company acquired a controlling interest in and consolidated Ohio Funding into the Company’s financial statements by virtue of our May 16, 2006 and October 1, 2006 30% and 30% respective investments in Ohio Funding’s outstanding common stock, as described more fully elsewhere in this Form 10-Q.

For a discussion of factors that could impact operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
REVENUES:	$21,210	$—
EXPENSES:
General & Administrative	61,775	21,951

Net Operating Loss	(40,565)	(21,951)

OTHER EXPENSE
Finance Costs	—	21,705

Loss from continuing operations before minority interest	(40,565)	(43,656)
Minority Interest - Ohio Funding	3,576	—

Loss from continuing operations	(36,989)	(43,656)
Discontinued operations	—	(1,967)

Net Income (Loss)	$(36,989)	$(45,623)

LOSS PER SHARE:
Net Loss Per Common Share - Basic and Diluted	$ (nil)	$ (nil)

Weighted Common Shares Outstanding - Basic and Diluted	3,043,443,527	2,534,657,813

The accompanying unaudited notes are an integral part of these consolidated financial statements.

REVENUES

Revenues for the three months ended March 31, 2007 were $21,210, compared to revenues for the three months ended March 31, 2006 of $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the three months ended March 31, 2007 were $61,715, compared to operating expenses for the three months ended March 31, 2006 of $21,951.

Financing expenses were $0 for the three months ended March 31, 2007, compared to $21,705 for the three months ended March 31, 2006.

As a result of these factors, we reported a net loss of $36,989 or $(nil) per share for the three months ended March 31, 2007 as compared to a net loss of $45,623 or ($.nil) per share for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had an accumulated deficit of $957,255 and liabilities exceeding assets by $124,271. We have no material commitments for capital expenditures.

Net cash used in operations during the three months ended March 31, 2007 was $168,334, primarily relating to our $36,989 net loss, $50,181 decrease in accounts receivable and $170,346 increases in contracts receivable. In the comparable period of March 31, 2006, we had net cash used in operations of $28,667, primarily relating to the net loss of $47,127.

No cash was provided or used by investing activities for the three months ended March 31, 2007 and $29,645 was provided for the three months ended March 31, 2006.

Net cash provided by financing activities for the three months ended March 31, 2007 was $205,037, as compared to net cash used by financing activities of $978 for the three months ended March 31, 2006. During the three months ended March 31, 2007 the Company incurred $50,000 for a note payable to ADEG. In the comparable period of 2006, we paid $978 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP.

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

TABLE OF CONTRACTUAL OBLIGATIONS

	Total	Payments Due By Period			More Than 5 Years
		Less Than 1 Year	1 - 3 Years	3 - 5 Years
Long-Term Debt Obligations:
Note Payable*	$208,585	$—	$—	$208,585	$—

Total	$208,585	$—	$—	$208,585	$—

*	The entire note payable and accrued interest are due and payable on July 10, 2011 but are convertible at the Holder’s option into common shares of the Company at any time after July 10, 2007 at a conversion price of $0.0015 per share.

For the fiscal year ended December 31, 2006, our independent registered public accounting firm issued a going concern opinion in connection with their audit of our financial statements. These conditions raise substantial doubt about our ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet our working capital needs.

Through further exercise(s) of the Replacement Warrant, management expects to invest in other automobile dealership and/or finance companies concentrating in the sub-prime lending market. If the Replacement Warrant is fully exercised and Horvath, or its successors or assigns, take control of the Company, we expect to pursue a business model which includes possible further acquisitions within the used automobile dealer financing industry. We believe management’s plan will allow the Company to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

However, as discussed elsewhere in this Form 10-Q, the Company currently owns 60% of Ohio Funding, a company partially owned by Horvath. Through exercise of the Replacement Warrant, management expects to secure additional investments in Ohio Funding and a related finance company in the future. Horvath currently owns interests in and operates automobile dealerships and finance companies, including Ohio Funding, that concentrate in the sub-prime market. If the Replacement Warrant is fully exercised, we expect to pursue a business model consistent with Ohio Funding’s current business operations, including possible further acquisitions within the sub-prime consumer vehicle lending industry. Additionally, on May 14, 2007, Horvath, on behalf of itself or its successor or assigns, delivered notice to the Company of its intention to fully exercise the Replacement Warrant. A closing is anticipated within 30-45 days. In view of our current investment in Ohio Funding and our anticipated business operations by virtue of exercise of the Replacement Warrant, we may be subject to the following market risk:

Interest Rate Risk

Our anticipated operations are expected to be leveraged and sensitive to the difference between the interest rates we pay for borrowed funds and the interest rates we charge in our lending operations. Ohio Funding’s current dealer financing operations involve fixed rate obligations, which generally are not subject to interest rate risk. To the extent we may borrow funds to finance our operations at variable rates, or our financing operations are modified to include variable rate instruments, we may become subject to risks arising from interest rate fluctuations. Our potential exposure to interest rate risk arises primarily from changes in prime lending rates of commercial banks, which are in turn impacted by the policies and practices of the United States Federal Reserve Board, among other things.

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

For the year ended December 31, 2006, our net loss was $496,366. Although we believe that we are now adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company’s operations will ever be profitable.

You will be diluted if we issue additional common stock, options to purchase common stock and/or debt or equity securities convertible into common stock.

The Company has executed a Warrant and Replacement Warrant to Horvath as described in Part I, Item 2 above, and has also executed a promissory note in favor of ADEG which is convertible into common stock of the Company as described in Part I, Item 2 above. From time to time, the Company may issue additional shares of its common stock, options for additional shares of its common stock and/or equity or debt securities convertible into common stock. Any issuances of additional shares of common stock pursuant to the foregoing will result in dilution to our existing shareholders.

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

Long-term debt repayment obligation.

As discussed in Part I, Item 2 above, on July 10, 2006, the Company executed a Note in favor of ADEG, pursuant to which the Company established a credit facility with ADEG in the maximum aggregate principal amount of $750,000. The aggregate advances under the Note may not exceed $150,000 in each of the 12 month periods following July 10, 2006, unless waived by ADEG. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum. ADEG advanced $200,000 to the Company under the Note, which represents the current principal balance of the Note. As of March 31, 2007, $8,585 in interest has accrued on such principal balance, for an aggregate indebtedness under the Note of $208,585. Our leveraged position could have adverse consequences, including requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, exposing us to interest rate fluctuations, increasing our vulnerability to changes in economic conditions and limiting our ability to obtain additional financing and/or capitalize on potential growth opportunities.

We may be subject to various industry-specific risks associated with our anticipated business operations.

As discussed elsewhere in this Form 10-Q, the Company currently owns 60% of Ohio Funding, a company partially owned by Horvath. In the future, through exercise of the Replacement Warrant, management expects to acquire the remaining outstanding minority interest in Ohio Funding and secure additional investments in companies currently held by Horvath that concentrate in the consumer vehicle sub-prime lending market. On May 14, 2007, Horvath, on behalf of itself or its successor or assigns, delivered notice to the Company of its intention to fully exercise the Replacement Warrant. A closing is anticipated within 30-45 days. In connection with the full exercise of the Replacement Warrant, we expect to pursue a business model consistent with Ohio Funding’s current business operations and those of another company within the consumer vehicle sub-prime lending industry. Accordingly, our current investment in Ohio Funding and our anticipated business operations may also be subject to various risks associated with automobile sales and the sub-prime lending industry, including, but not limited to, the following:

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

When the Company ceased to be a BDC regulated under the 1940 Act in May 2006, as discussed elsewhere in this Form 10-Q, the shareholders lost certain protections, including, but not limited to, the following:

•	The Company is no longer subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

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

•	The Company is no longer subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates and restricting the Company’s ability to issue warrants and options;

•	The Company is no longer obligated to subject a material change in its fundamental investment policies to the approval of its shareholders;

•	The Company is no longer subject to provisions of the 1940 Act prohibiting the issuance of securities at below net asset value; and

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

Notwithstanding the above, the Board will still be subject to customary principles of fiduciary duty with respect to the Company and its shareholders and investors will benefit from a number of protections and corporate governance requirements under the Sarbanes-Oxley Act of 2002. In addition, withdrawal of the Company’s election to be treated as a BDC did not affect the Company’s registration under Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act.

Management has discretionary use of Company assets.

We continue to look for and investigate business opportunities that are consistent with our business plan, including further acquisitions of companies operating within the consumer vehicle sub-prime lending industry. Management has broad discretion with respect to the acquisition of interests in companies that are consistent with our anticipated operations. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to acquire or operate suitable businesses, it will have broad discretion in allocating these funds. There can be no assurance that the management’s use or allocation of such proceeds will allow it to achieve its business objectives.

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

None.

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

AVENTURA HOLDINGS, INC.

May 14, 2007	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director