Form 10-Q
period 2007-06-30
Aventura Holdings Inc.
filed 2007-08-20
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock outstanding as of August 20, 2007 was 3,043,443,527.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements

AVENTURA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS:
Cash	$311	$25,268
Contracts receivable, net	135,739	229,972
Dealer-partner receivables, net	34,935	126,679
Prepaid expense	—	11,004
Due from related party	—	19,963

TOTAL ASSETS	$170,985	$412,886

LIABILITIES & SHAREHOLDERS’ DEFICIT:
Liabilities:
Accounts payable and accrued expenses	$55,156	$80,304
Accrued compensation	5,000	5,000
Interest payable	26,858	18,504
Due to related party	—	174,287
Notes payable	321,998	154,555
Minority Interest - Ohio Funding	2,171	67,518

Total Liabilities	411,183	500,168

Shareholders’ Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 3,043,443,527 shares issued and outstanding as of June 30, 2007 and December 31, 2006	3,043,444	3,043,444
Additional paid in capital	(2,210,460)	(2,210,460)
Accumulated deficit	(1,073,182)	(920,266)

Total Shareholders’ Deficit	(240,198)	(87,282)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$170,985	$412,886

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$39,728	$56,339	$18,518	$41,755
EXPENSES:	—		—
General & Administrative	239,580	93,879	177,718	53,410

Net Operating Loss	(199,852)	(37,540)	(159,200)	(11,655)

OTHER INCOME/EXPENSE
Finance Costs	—	(21,705)	—	—
Warrant expense	—	(250,000)	—	(250,000)

Total Other Income and (Expenses)	—	(271,705)	—	(250,000)

Loss from continuing operations before minority interest	(199,852)	(309,245)	(159,200)	(261,655)
Minority Interest - Ohio Funding	46,936	(11,657)	43,325	(11,657)

Loss from continuing operations	(152,916)	(320,902)	(115,875)	(273,312)
Discontinued operations	—	6,187	—	4,220
Net gain on disposal of subsidiary	—	8,116	—	8,116

Income (loss) from discontinued operations	—	14,303	—	12,336

Net Income (Loss)	$(152,916)	$(306,599)	$(115,875)	$(260,976)

LOSS PER SHARE:
Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ (nil )	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	3,043,443,527	2,584,395,642	3,043,443,527	2,852,108,054

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS

EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Common Stock Issuable		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	2,019,657,813	$2,019,658	300,000,000	$300,000	$(2,297,946)	$(356,383)	$(334,671)

Common stock issuable in exchange for portfolio company (Aventura Networks LLC) acquisition	—	—	325,000,000	325,000	(325,000)	—	—

Common stock issued pursuant to stock purchase agreement	300,000,000	300,000	—	—	61,272	—	361,272

Common stock issued in exchange for portfolio company (Aventura Networks LLC) acquisition	625,000,000	625,000	(625,000,000)	(625,000)	—	—	—

Common stock reimbursements by Company’s majority shareholder for prior management’s improper issuances	(301,214,286)	(301,214)	—	—	301,214	—	—

Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)	—	100,000

Warrant issued to Horvath Holdings, LLC					250,000		250,000

Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)		100,000

Minority interest - Ohio Funding					—	(67,517)	(67,517)

Net loss	—	—	—	—	—	(496,366)	(496,366)

Balance at December 31, 2006	3,043,443,527	3,043,444	—	—	(2,210,460)	(920,266)	(87,282)

Net loss	—	—	—	—	—	(152,916)	(152,916)

Balance at June 30, 2007	3,043,443,527	$3,043,444	—	$—	$(2,210,460)	$(1,073,182)	$(240,198)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(152,916)	$(306,599)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred finance costs	—	21,705
Warrant expense payable with company stock	—	250,000
Minority interest	(65,347)	(11,657)
Gain on the sale of sub	—	(8,116)

(Increase) decrease in:
Accounts receivable	91,744	6,661
Contracts receivable	94,233
Deposits- revolving trade	—	—
Prepaid expenses	11,004	—
Due from others	19,963	234
Assets from discontinued operations	—	39,521

Increase (decrease) in:
Accounts payable	(25,148)	12,032
Accrued Expenses	—	7,500
Payroll taxes payable	—	—
Interest payable	8,354	—
Liabilities from discontinued operations	—	(13,113)

Net cash (used) in operating activities	(18,113)	(1,832)

Cash flows from investing activities:
Investment
Sale of fixed assets	—	1,622
Cash transferred in sale of subsidiary	—	(1,027)

Net cash provided in investing activities	—	595

Cash flows from financing activities:

Payment of stock purchase agreement	—	(978)
Proceeds from loan	167,443	—
Repayments of loan	(174,287)	—

Net cash (used) by financing activities	(6,844)	(978)

Net (decrease) in cash	(24,957)	(2,215)
Cash at beginning of period	25,268	2,580

Cash at end of period	$311	$365

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$—	$—

Income Taxes	$—	$—

Noncash investing and financing activities are as follows:
Common stock issued in conjunction with acquisitions	$—	$—

Issuance of common stock	$—	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

The Company owns a majority interest in Ohio Funding Group, Inc. (Ohio). Ohio was a lender in the sub-prime automobile market. Ohio collects from its borrowers and services loans on recourse debt.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s recurring losses from operations, net loss of $115,875 and $152,916 for the three and six months ended June 30, 2007 and $260,976 and $306,599 for the three and six months ended June 30, 2006 and net cash used in operations of $18,113 and $1,832 for the six months ended June 30, 2007 and 2006; a shareholder’s deficit of $240,198 and an accumulated deficit of $1,073,182 at June 30, 2007, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

Aventura is reviewing suitable opportunities to achieve greater value for our shareholders.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 annual financial statements of Aventura Holdings, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006’s annual financial statements.

Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Minority Interest

The net income of the Company’s consolidated subsidiary, Ohio Funding Group, Inc. is reflected in the consolidated statements of operations beginning May 16, 2006, therefore, Ohio’s income and expenses for the quarterly period before Ohio’s acquisition are not included for comparison purposes at June 30, 2006. From May 16, 2006 through September 30, 2006 the Company owned 30% of Ohio and from October 1, 2006 to June 30, 2007 the Company owned 60% of Ohio. After initially accounting for investment in Ohio utilizing the equity method of accounting, the Company retroactively restated its investment on a consolidated basis subtracting the minority interest in net assets and net income from the consolidated balance sheet and income statement.

NOTE 4 - INVESTMENTS

On May 16, 2006 the Company acquired thirty percent (30%) of Ohio Funding Group, Inc. (Ohio) in exchange for 200,000,000 shares of common stock of the Company. On October 1, 2006 the Company acquired an additional thirty percent (30%) of Ohio in exchange for 200,000,000 shares of common stock of the Company. The combined acquisitions of Ohio gave the Company a majority interest in Ohio. On June 20, 2007 the Company replaced prior management.

NOTE 5 - EMPLOYMENT AGREEMENTS

As of August 14, 2007, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

NOTE 7 - SUBSEQUENT EVENTS

On July 31, 2007 orders granting petitioning creditors’ motion for summary judgment and for relief in an involuntary case were granted in the United States District Court for the Northern District of Florida involving a borrower of the Company’s majority-owned subsidiary. The borrower owes the Company’s majority-owned subsidiary more than $258,000 and the debt appears unsecured. The borrower was ordered into Chapter 7 bankruptcy (liquidation). The Company’s majority-owned subsidiary expensed fifty percent (50%) of the receivable balance as a charge-off to bad debt expense and will continue to monitor the assets, liabilities and expenses of the bankruptcy estate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended June 30, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RECENT DEVELOPMENTS

On March 6, 2006 the Company terminated its Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) having delivered six hundred million (300,000,000) shares and a payment of $978 to extinguish the debt.

On April 24, 2006 the Company filed a preliminary information statement (Form 14C) with the Securities and Exchange Commission (“SEC”) and our controlling shareholder voted to withdraw our Business Development Company (“BDC”) election. The Company filed a definitive information statement (Form 14C) and notification of withdrawal of business development company election (Form N-54C) on May 15, 2006, notifying the SEC that, pursuant to the provisions of Section 54(c), the Company withdrew its election to be subject to Sections 55 through 65 of the 1940 Act. Accordingly, the Company is no longer subject to the 1940 Act but will continue as an operating reporting public company, and is subject to the Securities Exchange Act of 1934.

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability Company, including a Class A Common Stock Purchase Warrant (“Warrant”). On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired 30% of the equity of Ohio Funding Group, Inc. from Horvath in exchange for the issuance of 200,000,000 shares of the Company’s common stock. Following this transaction, a Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath (“Replacement Warrant”). The replacement warrant expired unexercised.

On June 29, 2006 the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of liabilities arising out of the Company’s ownership or operation of Aventura Networks, LLC.

On July 10, 2006, the Company executed a Note in favor of ADEG, pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum.

On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under the Note. $200,000 represents the June 30, 2007 principal balance. As of June 30, 2007, $13,785 in interest accrued on such principal balance, for an aggregate indebtedness under the Note of $213,785. On June 5, 2007 ADEG delivered notice to the Company that it will not be advancing further funds under the note.

Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 and continuing thereafter until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note shall have been paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which the Note may be converted shall be determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, provided, however, that the resulting number of shares of common stock shall be rounded up to the next whole share. While the Company cannot accurately predict the amount, if any, of debt under the Note that will be converted into shares of common stock, for illustrative purposes only, if the amount of principal advanced and accrued interest as of June 30, 2007 is converted, ADEG would be entitled to receive 142,523,334 shares of common stock.

RESULTS OF OPERATIONS

Due to the Company’s June 7, 2005 acquisition of a 100% member interest in Aventura Networks, LLC in exchange for 880,000,000 shares of the Company’s previously unissued common stock, a reverse acquisition occurred since the owners of Aventura Networks, LLC held a majority of the Company’s common stock immediately following the transaction. Accordingly, for financial reporting purposes the Company recognized Aventura Networks, LLC as the Company’s historical registrant and retrospectively consolidated with Aventura Networks, LLC as its wholly owned subsidiary. All operating activity (other than that of Aventura Networks, LLC) prior to June 7, 2005 was eliminated and equity was restated to reflect our new structure. However, since Aventura Networks, LLC was distributed out of the Company on June 29, 2006, Aventura Networks, LLC is portrayed throughout the financial statements as discontinued operations. The Company acquired a majority interest in and consolidated Ohio Funding Group, Inc. into the Company’s financial statements by virtue of our May 16, 2006 and October 1, 2006 30% and 30% respective investments in Ohio’s outstanding common stock.

For a discussion of factors that could impact operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$39,728	$56,339	$18,518	$41,755

EXPENSES:	—		—
General & Administrative	239,580	93,879	177,718	53,410

Net Operating Loss	(199,852)	(37,540)	(159,200)	(11,655)

OTHER INCOME/EXPENSE

Finance Costs	—	(21,705)	—	—
Warrant expense	—	(250,000)	—	(250,000)

Total Other Income and (Expenses)	—	(271,705)	—	(250,000)

Loss from continuing operations before minority interest	(199,852)	(309,245)	(159,200)	(261,655)

Minority Interest - Ohio Funding	46,936	(11,657)	43,325	(11,657)

Loss from continuing operations	(152,916)	(320,902)	(115,875)	(273,312)
Discontinued operations	—	6,187	—	4,220
Net gain on disposal of subsidiary	—	8,116	—	8,116

Income (loss) from discontinued operations	—	14,303	—	12,336

Net Income (Loss)	$(152,916)	$(306,599)	$(115,875)	$(260,976)

LOSS PER SHARE:

Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ (nil )	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	3,043,443,527	2,584,395,642	3,043,443,527	2,852,108,054

REVENUES

Revenues for the three and six months ended June 30, 2007 were $18,518 and $39,728 compared to revenues for the three and six months ended June 30, 2006 of $41,755 and $56,339.

OPERATING AND OTHER EXPENSES

Operating expenses for the three and six months ended June 30, 2007 were $177,718 and $239,580 compared to operating expenses for the three and six months ended June 30, 2006 of $53,410 and $93,879.

Financing expenses were $0 and $0 for the three and six months ended June 30, 2007 compared to $0 and $21,705 for the three and six months ended June 30, 2006.

As a result of these factors, we reported a net loss of $152,916 or $(nil) per share for the six months ended June 30, 2007 as compared to a net loss of $306,599 or ($.nil) per share for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had an accumulated deficit of $1,073,182 and liabilities exceeding assets by $240,198.

We have no material commitments for capital expenditures.

Net cash used in operations during the six months ended June 30, 2007 was $18,113 primarily relating to our $152,916 net loss, $91,744 decrease in accounts receivable and $94,233 decrease in contracts receivable. In the comparable period of June 30, 2006, we had net cash used in operations of $1,832, primarily relating to the net loss of $306,599 and $250,000 of warrant expense paid with Company stock.

No cash was provided or used by investing activities for the six months ended June 30, 2007 and $595 was provided for the six months ended June 30, 2006.

Net cash used by financing activities for the six months ended June 30, 2007 was $6,844 as compared to net cash used by financing activities of $978 for the six months ended June 30, 2006. During the six months ended June 30, 2007 the Company incurred $50,000 for a note payable to ADEG. In the comparable period of 2006, we paid $978 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP.

The Company relies upon outside entities to finance its operations and provide capital for lending activities. A tightening of capital markets can reduce or eliminate funding sources resulting in a decrease in our liquidity and an inability to generate revenues from new lending activities.

Contractual Obligations

On July 10, 2006, the Company executed a Note in favor of ADEG, pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. The Note has a maturity date of July 10, 2011. Borrowed funds under the Note accrue interest at a fixed rate of 10% per annum.

On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under the Note. $200,000 represents the June 30, 2007 principal balance. As of June 30, 2007, $13,785 in interest accrued on such principal balance, for an aggregate indebtedness under the Note of $213,785. On June 5, 2007 ADEG delivered notice to the Company that it will not be advancing further funds under the note.

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

Although ADEG terminated future financing to Aventura, we believe alternative financing and business opportunities will allow the Company to continue as a going concern.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

In view of our current investment in Ohio Funding Group, Inc. we may also be subject to the following market risk:

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

On May 16, 2006 Aventura and Horvath Holdings, LLC entered into a series of transactions that were intended to be a vehicle through which Horvath could possibly acquire a controlling interest in Aventura in the event Horvath properly exercised a one year Warrant and complied with all other conditions set forth in transaction documents.

On June 11, 2007 Horvath and ADEG (a Donald Foss company) filed a lawsuit in United States District Court Southern District of Florida (Case Number 07-60816-CIV-Altonaga / Turnoff) seeking specific performance of the expired warrant. On June 12, 2007 (twenty seven days after expiration of the warrant and one day after filing its lawsuit), Horvath attempted to exercise the warrant by delivering shares in worthless Horvath owned sub-prime automobile finance companies and a subscription form to Horvath’s Florida counsel. Horvath and ADEG filed several emergency motions to enforce their claim of specific performance and to block the Company’s demanded shareholder meeting to replace management of our majority owned subsidiary.

On June 18, 2007 in an emergency hearing requested by Horvath and ADEG, the Court heard seven hours of testimony and concluded that Horvath and ADEG were unlikely to prevail in their lawsuit and denied all Horvath and ADEG motions.

Subsequent to Aventura’s courtroom success, Horvath and ADEG amended their lawsuit by eliminating frivolous claims from their original complaint and inserting similarly incredible affirmations. Aventura filed a counter claim against Horvath, Foss and Foss’ accountant Allan Apple. Foss is the current chairman and maintains a penthouse office suite with Apple at the corporate headquarters of sub-prime lender Credit Acceptance Corporation (NASDAQ:CACC).

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

The Company has executed a promissory note in favor of ADEG which is convertible into common stock of the Company as described in Part I, Item 2 above. From time to time, the Company may issue additional shares of its common stock, options for additional shares of its common stock and/or equity or debt securities convertible into common stock. Any issuances of additional shares of common stock pursuant to the foregoing will result in dilution to our existing shareholders.

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

Long-term debt repayment obligation.

On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under a Note. $200,000 represents the June 30, 2007 principal balance. As of June 30, 2007, $13,785 in interest accrued on such principal balance, for an aggregate indebtedness under the Note of $213,785. On June 5, 2007 ADEG delivered notice to the Company that it will not be advancing further funds under the note.

Pursuant to the Note, ADEG has the right, at its option, at any time after July 10, 2007 and continuing thereafter until the earlier of: (a) July 10, 2012, or (b) the date the entire outstanding indebtedness of the Note shall have been paid in full, to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into fully paid and nonassessable shares of common stock of the Company. The number of shares of common stock into which the Note may be converted shall be determined by dividing the aggregate amount of indebtedness to be converted by a factor of $.0015 per share, provided, however, that the resulting number of shares of common stock shall be rounded up to the next whole share. While the Company cannot accurately predict the amount, if any, of debt under the Note that will be converted into shares of common stock, for illustrative purposes only, if the amount of principal advanced and accrued interest as of June 30, 2007 is converted, ADEG would be entitled to receive 142,523,334 shares of common stock.

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

We continue to look for and investigate business opportunities that are consistent with our business plan. Management has broad discretion with respect to the acquisition of interests in companies that are consistent with our operations. Management may apply any proceeds it may receive through the future issuance of stock or debt to acquire or operate suitable businesses, it will have broad discretion in allocating these funds. There can be no assurance that the management’s use or allocation of such proceeds will allow it to achieve its business objectives.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A.	On May 16, 2006 the Company issued 200,000,000 shares of its previously un-issued common stock in exchange for a 30% equity interest in Ohio Funding Group, Inc. and a Warrant convertible to a majority interest in the Company. This issuance of equity securities was reported in our Form 8-K filing on May 22, 2006. This transaction involved non-publicly offered securities in a privately negotiated transaction with a sophisticated purchaser. As such, the Company is claiming an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

B.	On October 1, 2006 the Warrant was partially exercised and the Company acquired an additional 30% of Ohio in exchange for the issuance of 200,000,000 shares of the Company’s common stock. The Company issued a Replacement Warrant and the Replacement Warrant expired unexercised.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Item 601 of Regulation S-K Exhibit No.:	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENTURA HOLDINGS, INC.

August 20, 2007	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director