Form 10-Q
period 2007-09-30
Aventura Holdings Inc.
filed 2007-11-16
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 33-42498

AVENTURA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5555 Anglers Avenue, Suite 9, Ft Lauderdale, Florida 33312

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

The number of shares of common stock outstanding as of November 15, 2007 was 3,043,443,527.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements

AVENTURA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS:

Cash	$16,496	$25,268
Contracts receivable, net	24,770	229,972
Dealer-partner receivables, net	32,082	126,679
Prepaid expense	—	11,004
Due from related party	—	19,963

TOTAL ASSETS	$73,348	$412,886

LIABILITIES & SHAREHOLDERS' DEFICIT:

Liabilities:
Accounts payable and accrued expenses	$59,671	$80,304
Accrued compensation	20,000	5,000
Interest payable	32,247	18,504
Due to related party	—	174,287
Notes payable	328,498	154,555
Minority Interest - Ohio Funding	(28,877)	67,518

Total Liabilities	411,539	500,168

Shareholders' Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 3,043,443,527 shares issued and outstanding as of September 30, 2007 and December 31, 2006	3,043,444	3,043,444
Additional paid in capital	(2,210,460)	(2,210,460)
Accumulated deficit	(1,171,175)	(920,266)

Total Shareholders' Deficit	(338,191)	(87,282)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$73,348	$412,886

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:	$54,398	$82,052	$14,670	$14,047

EXPENSES:	—		—
General & Administrative	382,050	171,187	141,370	65,644

Net Operating Loss	(327,652)	(89,135)	(126,700)	(51,597)

OTHER INCOME/EXPENSE

Finance Costs	—	(21,705)	—	—
Warrant expense	—	(250,000)	—	—

Total Other Income and (Expenses)	—	(271,705)	—	—

Loss from continuing operations before minority interest	(327,652)	(360,840)	(126,700)	(51,597)

Minority Interest - Ohio Funding	76,743	(18,522)	29,424	(6,863)

Loss from continuing operations	(250,909)	(379,362)	(97,276)	(58,460)

Discontinued operations	—	6,187	—	—
Net gain on disposal of subsidiary	—	8,116	—	—

Income (loss) from discontinued operations	—	14,303	—	—

Net Income (Loss)	$(250,909)	$(365,059)	$(97,276)	$(58,460)

LOSS PER SHARE:

Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ (nil )	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	3,043,443,527	2,584,395,642	3,043,443,527	2,584,395,642

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS

EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Common Stock Issuable		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	2,019,657,813	$2,019,658	300,000,000	$300,000	$(2,297,946)	$(356,383)	$(334,671)

Common stock issuable in exchange for portfolio company (Aventura Networks LLC) acquisition	—	—	325,000,000	325,000	(325,000)	—	—
Common stock issued pursuant to stock purchase agreement	300,000,000	300,000	—	—	61,272	—	361,272
Common stock issued in exchange for portfolio company (Aventura Networks LLC) acquisition	625,000,000	625,000	(625,000,000)	(625,000)	—	—	—
Common stock reimbursements by Company's majority shareholder for prior management's improper issuances	(301,214,286)	(301,214)	—	—	301,214	—	—
Common stock issued for Company's investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)	—	100,000
Warrant issued to Horvath Holdings, LLC					250,000		250,000
Common stock issued for Company's investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	(100,000)		100,000
Minority interest - Ohio Funding					—	(67,517)	(67,517)
Net loss	—	—	—	—	—	(496,366)	(496,366)

Balance at December 31, 2006	3,043,443,527	3,043,444	—	—	(2,210,460)	(920,266)	(87,282)
Net loss	—	—	—	—	—	(250,909)	(250,909)

Balance at September 30, 2007	3,043,443,527	$3,043,444	—	$—	$(2,210,460)	$(1,171,175)	$(338,191)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net loss	$(250,909)	$(365,059)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred finance costs	—	21,705
Depreciation	—	550
Warrant expense payable with company stock	—	250,000
Minority interest	(96,276)	(16,987)
Gain on the sale of sub	—	(8,116)

(Increase) decrease in:
Accounts receivable	101,909	6,661
Contracts receivable	197,890
Deposits-revolving trade	—	—
Prepaid expenses	11,004	—
Due from others	19,963	234
Assets from discontinued operations	—	39,521

Increase (decrease) in:
Accounts payable	(20,633)	12,032
Accrued Expenses	15,000	7,500
Payroll taxes payable	—	—
Interest payable	13,743	—
Liabilities from discontinued operations	—	(13,113)

Net cash (used) in operating activities	(8,309)	(65,072)

Cash flows from investing activities:
Investment
Sale of fixed assets	—	1,622
Cash transferred in sale of subsidiary	—	(1,027)

Net cash provided (used) in investing activities	—	595

Cash flows from financing activities:

Payment of stock purchase agreement	—	(978)
Proceeds from loan	173,943	75,000
Repayments of loan	(174,406)	—

Net cash provided by financing activities	(463)	74,022

Net decrease in cash	(8,772)	9,545

Cash at beginning of period	25,268	2,580

Cash at end of period	$16,496	$12,125

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$—	$—

Income Taxes	$—	$—

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$—	$—

Issuance of common stock	$—	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements

AVENTURA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

The Company owned a majority interest in Ohio Funding Group, Inc. (Ohio) which was a lender in the sub-prime automobile market. On October 17, 2007 the Company formed a new subsidiary, AMEX Security, Inc. (AMEX) which will be geared to provide video surveillance products and systems to government, gaming and other international security markets .

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses from operations, net loss of $97,276 and $250,909 for the three and nine months ended September 30, 2007 and $58,460 and $365,059 for the three and nine months ended September 30, 2006 and net cash used in operations of $8,309 and $65,072 for the nine months ended September 30, 2007 and 2006; a shareholder’s deficit of $338,191 and an accumulated deficit of $1,171,175 at September 30, 2007, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management's Plans

Current management has experience and has previously developed core technology in voice and video over IP networks. Management believes there are burgeoning markets, which may be exploited in IPTV as well as video surveillance. The Company also intends to develop products and solutions for the broadcast, telecommunications, educational and corporate markets. In order to expedite our marketing plan, Aventura shall seek out acquisition candidates whom either possess state-of-the-art technology that may give the Company a decisive edge in its sales initiative and/or have a mature sales infrastructure to the desired channels. The Company will seek such opportunities on a domestic and international basis. Further plans call for strategic teaming agreements with industry sector leaders in the intended market spaces for rapid deployment.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2006 annual financial statements of Aventura Holdings, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2006’s annual financial statements.

Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended December 31, 2007.

Minority Interest

The net income of the Company's consolidated subsidiary, Ohio Funding Group, Inc. is reflected in the consolidated statements of operations beginning May 16, 2006, therefore, Ohio’s income and expenses for the quarterly period before Ohio’s acquisition are not included for comparison purposes at September 30, 2006. From May 16, 2006 through September 30, 2006 the Company owned 30% of Ohio, from October 1, 2006 to September 23, 2007 the Company owned 60% of Ohio and from September 24, 2007 to September 30, 2007 the Company owned 99.2% of Ohio. After initially accounting for investment in Ohio utilizing the equity method of accounting, the Company retroactively restated its investment on a consolidated basis subtracting the minority interest in net assets and net income from the consolidated balance sheet and income statement.

NOTE 4 - INVESTMENTS

On May 16, 2006 the Company acquired thirty percent (30%) of Ohio Funding Group, Inc. (Ohio) in exchange for 200,000,000 shares of common stock of the Company. On October 1, 2006 the Company acquired an additional thirty percent (30%) of Ohio in exchange for 200,000,000 shares of common stock of the Company. On September 24, 2007 the Company acquired an additional 39.2% of Ohio in exchange for assumption of certain debt. The combined acquisitions of Ohio gave the Company a majority interest in Ohio. On June 20, 2007 the Company replaced prior management.

NOTE 5 EMPLOYMENT AGREEMENTS

As of November 15, 2007, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

NOTE 6 - RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

The Board of Directors determined it was in the Company's best interest to divest non-core business segments. Accordingly, on June 29, 2006, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s President and Chairman) in exchange for Mr. Waltzer’s assumption of the Company's liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

NOTE 7 - INTERNAL CONTROL

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

NOTE 8 - SUBSEQUENT EVENTS

The Company formed a new subsidiary, AMEX Security, Inc.

The Company, Horvath Holdings, LLC, American Dealer Enterprise Group, LLC, Donald Foss and Allan Apple agreed to settle its lawsuit. As part of the settlement, Aventura agreed to transfer all owned shares of Ohio Funding Group, Inc. common stock to Horvath, Horvath agreed to satisfy certain debt, Horvath agreed to transfer all owned shares of Aventura common stock to Aventura and American Dealer Enterprise Group, LLC agreed to exercise its conversion rights by exchanging its promissory note (including accrued interest) for fully paid non-assessable Aventura common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended September 30, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC ("Horvath"), a Michigan limited liability Company, including a Class A Common Stock Purchase Warrant ("Warrant"). On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired 30% of the equity of Ohio Funding Group, Inc. from Horvath in exchange for the issuance of 200,000,000 shares of the Company's common stock. Following this transaction, a Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath ("Replacement Warrant"). The replacement warrant expired unexercised.

On June 29, 2006 the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of liabilities arising out of the Company's ownership or operation of Aventura Networks, LLC.

On July 10, 2006, the Company executed a Note in favor of ADEG, pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. The Note had a maturity date of July 10, 2011. Borrowed funds under the Note accrued interest at a fixed rate of 10% per annum.

On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under the Note. $200,000 represents the September 30, 2007 principal balance. As of September 30, 2007, $19,174 in interest accrued on such principal balance, for an aggregate indebtedness under the Note of $219,174. On June 5, 2007 ADEG delivered notice to the Company that it will not be advancing further funds under the note.

American Dealer Enterprise Group, LLC agreed to exercise its conversion right by exchanging its promissory note and accrued interest for shares of fully paid non-assessable Aventura common stock.

RESULTS OF OPERATIONS

Due to the Company’s June 7, 2005 acquisition of a 100% member interest in Aventura Networks, LLC in exchange for 880,000,000 shares of the Company’s previously unissued common stock, a reverse acquisition occurred since the owners of Aventura Networks, LLC held a majority of the Company’s common stock immediately following the transaction. Accordingly, for financial reporting purposes the Company recognized Aventura Networks, LLC as the Company’s historical registrant and retrospectively consolidated with Aventura Networks, LLC as its wholly owned subsidiary. All operating activity (other than that of Aventura Networks, LLC) prior to June 7, 2005 was eliminated and equity was restated to reflect our new structure. However, since Aventura Networks, LLC was distributed out of the Company on June 29, 2006, Aventura Networks, LLC is portrayed throughout the financial statements as discontinued operations. The Company acquired a majority interest in and consolidated Ohio Funding Group, Inc. into the Company’s financial statements by virtue of our May 16, 2006, October 1, 2006 and September 24, 2007 30%, 30% and 39.2% respective investments in Ohio’s outstanding common stock.

For a discussion of factors that could impact operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:	$54,398	$82,052	$14,670	$14,047

EXPENSES:	—		—
General & Administrative	382,050	171,187	141,370	65,644

Net Operating Loss	(327,652)	(89,135)	(126,700)	(51,597)

OTHER INCOME/EXPENSE

Finance Costs	—	(21,705)	—	—
Warrant expense	—	(250,000)	—	—

Total Other Income and (Expenses)	—	(271,705)	—	—

Loss from continuing operations before minority interest	(327,652)	(360,840)	(126,700)	(51,597)

Minority Interest - Ohio Funding	76,743	(18,522)	29,424	(6,863)

Loss from continuing operations	(250,909)	(379,362)	(97,276)	(58,460)

Discontinued operations	—	6,187	—	—
Net gain on disposal of subsidiary	—	8,116	—	—

Income (loss) from discontinued operations	—	14,303	—	—

Net Income (Loss)	$(250,909)	$(365,059)	$(97,276)	$(58,460)

LOSS PER SHARE:

Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ (nil )	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	3,043,443,527	2,584,395,642	3,043,443,527	2,584,395,642

The accompanying unaudited notes are an integral part of these consolidated financial statements.

REVENUES

Revenues for the three and nine months ended September 30, 2007 were $14,670 and $54,398 compared to revenues for the three and nine months ended September 30, 2006 of $14,047 and $82,052.

OPERATING AND OTHER EXPENSES

Operating expenses for the three and nine months ended September 30, 2007 were $141,370 and $382,050 compared to operating expenses for the three and nine months ended September 30, 2006 of $65,644 and $171,187.

Financing expenses were $0 and $0 for the three and nine months ended September 30, 2007 compared to $0 and $21,705 for the three and nine months ended September 30, 2006.

As a result of these factors, we reported a net loss of $250,909 or $(nil) per share for the nine months ended September 30, 2007 as compared to a net loss of $365,059 or ($.nil) per share for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had an accumulated deficit of $1,171,175 and liabilities exceeding assets by $338,191.

We have no material commitments for capital expenditures.

Net cash used in operations during the nine months ended September 30, 2007 was $8,309 primarily relating to our $250,909 net loss, $101,909 decrease in accounts receivable and $197,890 decrease in contracts receivable. In the comparable period of September 30, 2006, we had net cash used in operations of $65,072, primarily relating to the net loss of $365,059 and $250,000 of warrant expense paid with Company stock.

No cash was provided or used by investing activities for the nine months ended September 30, 2007 and $595 was provided for the nine months ended September 30, 2006.

Net cash used by financing activities for the nine months ended September 30, 2007 was $463 as compared to net cash provided by financing activities of $74,022 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007 the Company received $50,000 for a note payable to ADEG. In the comparable period of 2006, we paid $978 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP and received $75,000 for a note payable to ADEG.

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

On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under the Note. $200,000 represents the September 30, 2007 principal balance. As of September 30, 2007, $19,174 in interest accrued on such principal balance, for an aggregate indebtedness under the Note of $219,174. On June 5, 2007 ADEG delivered notice to the Company that it will not be advancing further funds under the note.

American Dealer Enterprise Group, LLC agreed to exercise its conversion right by exchanging its promissory note and accrued interest for shares of fully paid non-assessable Aventura common stock.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

On June 11, 2007 Horvath and ADEG (a Donald Foss company) filed a lawsuit in United States District Court Southern District of Florida (Case Number 07-60816-CIV-Altonaga / Turnoff) seeking specific performance of the expired warrant and subsequently amended their complaint twice. The Company counter-sued and included Donald Foss and his accountant Allan Apple as counter defendants.

The Company, Horvath Holdings, LLC, American Dealer Enterprise Group, LLC, Donald Foss and Allan Apple agreed to settle its lawsuit. As part of the settlement, Aventura agreed to transfer all owned shares of Ohio Funding Group, Inc. common stock to Horvath, Horvath agreed to satisfy certain debt, Horvath agreed to transfer all owned shares of Aventura common stock to Aventura and American Dealer Enterprise Group, LLC agreed to exercise its conversion rights by exchanging its promissory note (including accrued interest) for fully paid non-assessable Aventura common stock.

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

The Company executed a settlement agreement wherein ADEG converted ible into common stock of the Company as described in Part I, Item 2 above. From time to time, the Company may issue additional shares of its common stock, options for additional shares of its common stock and/or equity or debt securities convertible into common stock. Any issuances of additional shares of common stock pursuant to the foregoing will result in dilution to our existing shareholders.

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

Long-term debt repayment obligation.

On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under a Note. $200,000 represents the September 30, 2007 principal balance. As of September 30, 2007, $19,174 in interest accrued on such principal balance, for an aggregate indebtedness under the Note of $219,174. On June 5, 2007 ADEG delivered notice to the Company that it will not be advancing further funds under the note.

American Dealer Enterprise Group, LLC agreed to exercise its conversion right by exchanging its promissory note and accrued interest for shares of fully paid non-assessable Aventura common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A.	On May 16, 2006 the Company issued 200,000,000 shares of its previously un-issued common stock in exchange for a 30% equity interest in Ohio Funding Group, Inc. and a Warrant convertible to a majority interest in the Company. This issuance of equity securities was reported in our Form 8-K filing on May 22, 2006. This transaction involved non-publicly offered securities in a privately negotiated transaction with a sophisticated purchaser. As such, the Company is claiming an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

B.	On October 1, 2006 the Warrant was partially exercised and the Company acquired an additional 30% of Ohio in exchange for the issuance of 200,000,000 shares of the Company's common stock. The Company issued a Replacement Warrant and the Replacement Warrant expired unexercised.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Item 601 of Regulation S-K Exhibit No.:	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENTURA HOLDINGS, INC.

November 15, 2007	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director