Form 10-K
period 2007-12-31
Aventura Holdings Inc.
filed 2008-03-31
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

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

The aggregate market value of common stock held by non-affiliates of the Registrant on March 28, 2008 based on the closing price on that date of $0.0007 on the Over the Counter Bulletin Board was $911,077. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

The number of shares of common stock outstanding as of March 28, 2008 was 2,790,324,194.

AVENTURA HOLDINGS, INC.

PART I

ITEM 1.	BUSINESS

In 2007, the Company formed Florida corporations AMEX Security, Inc. (AMEX) and IPWebTV, Inc. (IPWebTV) as wholly owned subsidiaries. The Company through its subsidiaries launched aggressive research and development activities and purchased intellectual property for entry into the international video surveillance and internet broadcast market.

Principal Business

The Company’s principal business is research and development geared towards deploying our intellectual property as an integral component of video surveillance and internet broadcasting products.

Competition

We operate in industries which are highly competitive and dependent upon our ability to purchase intellectual property and attract qualified personnel to develop cutting-edge technology and graphical user interfaces for our products. We believe that the principal competitive factors in the video surveillance and internet broadcast markets are being first to market with new products, video quality, bandwidth consumption, compression algorithms, ease of use, price, selection and service. Each of our markets includes a large number of well-capitalized competitors that have extensive experience, established distribution channels and facilities. Additionally, some of our competitors have greater resources than us.

Seasonality

We do not expect our operations to be impacted significantly from quarter to quarter by actual or threatened severe weather events and other factors unrelated to weather conditions, such as changing economic conditions.

Recent Developments

On March 15, 2005, Aventura Holdings, Inc. (the “Company”) filed Form N-54A with the SEC to become a Business Development Company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940 (the “1940 Act”). As a result, the Company operated as an investment holding company and acquired investments designed to build an investment portfolio to enhance the Company’s shareholder value. As a BDC, the Company was, in effect, a publicly traded private equity fund, where stockholders provided public capital in a regulated environment for private investment in smaller companies. Congressional intent behind the creation of BDCs was to encourage the flow of public capital to private and smaller public companies.

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

On May 16, 2006, the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability Company, which owned automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA included the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding Group, Inc. (“Ohio Funding”). Pursuant to the terms of the SPA, in exchange for contributing thirty percent (30%) of the equity of Ohio Funding with a purported value of one hundred thousand dollars ($100,000), Horvath received two hundred million (200,000,000) shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one (1) year.

On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired an additional 30% of the equity of Ohio Funding from Horvath in exchange for the issuance of 200,000,000 shares of the Company’s common stock. Following this transaction, a Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath (“Replacement Warrant”). The replacement warrant expired unexercised.

On July 10, 2006, the Company executed a promissory note (the “Note”) in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company (“ADEG”), pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. Borrowed funds under the Note accrued interest at a fixed rate of 10% per annum. On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under the Note. The 2006 year ending principal balance was $150,000. As of December 31, 2006, $4,555 in interest had been accrued on such principal balance, for an aggregate indebtedness under the Note of $154,555. From January 1, 2007 through November 5, 2007 $15,766 in interest accrued on the note for an aggregate indebtedness of $220,321. On November 6, 2007 ADEG converted the note to 146,880,667 shares of Company common stock at a conversion rate of $0.0015 per common share. Neither the Company nor ADEG have further obligations pursuant to the promissory note.

On September 24, 2007 the Company acquired an additional 39.2% of Ohio in exchange for the assumption of certain debt.

On November 6, 2007 under a negotiated settlement agreement Horvath returned four hundred million shares of Company common stock to the Company’s treasury, the Company returned its 99.2% interest in Ohio Funding Group, Inc. to Horvath, Horvath forfeited all Board seat designation rights, Registration Rights, its Securities Purchase Agreement, the Company was released from our obligation to effect any Horvath demand registrations, “piggyback” registrations, or to pay for any expenses incurred in connection therewith. Also in connection with the negotiated settlement agreement, Horvath paid certain debt previously acquired by the Company and American Dealer Enterprise Group; LLC (ADEG) converted its entire note due from the Company (including accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321 and the conversion rate was $0.0015 per share.

On December 27, 2007 the Company acquired intellectual property from IPWebTV, Inc. (an unrelated Delaware company) in exchange for 500 shares of the Company’s previously unissued preferred convertible stock. The conversion feature attached to the Company’s preferred stock allows the holder to exchange one million shares of the Company’s common stock for each share of the Company’s preferred stock.

Employees

As of March 28, 2008, the Company has one full-time employee under a five year employment agreement dated May 16, 2006. The employment agreement calls for annual remuneration of $60,000 certain fringe benefits and expense reimbursements. The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

Name Changes

None.

Reports to Security Holders

The Company is subject to SEC proxy rules and regulations that require the Company to send proxy statements and annual reports to its security holders in connection with meetings of its shareholders. The Company currently anticipates that it will take shareholder action by majority shareholder consent resolution in lieu of a meeting. As a result, the Company will timely send a notice of action taken to its shareholders. Except for periodic filings with the SEC, such as those on Forms 8-K, 10-Q and 10-K, which will also be available on the Company’s website, the Company does not intend to provide reports of any other nature to security holders in the foreseeable future.

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

We suffered a significant operating loss in 2007.

For the year ended December 31, 2007 our net loss was $178,271. Although we believe that we are now adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

You will be diluted if we issue additional common stock, options to purchase common stock and/or debt or equity securities convertible into common stock.

The Company issued five hundred (500) shares of Preferred Stock in favor of IPWebTV, Inc. (an unrelated Delaware corporation) which is convertible into five hundred million (500,000,000) shares of common stock of the Company as described in Part I, Item 1 above. From time to time, the Company may issue additional shares of its common stock, preferred stock and options for additional shares of its common stock and/or equity or debt securities convertible into common stock. Any issuances of additional shares of common stock pursuant to the foregoing or otherwise will result in dilution to our existing shareholders.

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

Long-term debt repayment obligation.

On July 10, 2006, the Company executed a promissory note (the “Note”) in favor of American Dealer Enterprise Group, LLC, a Michigan limited liability company (“ADEG“), pursuant to which the Company obtained a loan from ADEG in the maximum aggregate principal amount of $750,000. Borrowed funds under the Note accrued interest at a fixed rate of 10% per annum. On July 27, 2006, October 30, 2006 and March 15, 2007 ADEG advanced $75,000, $75,000 and $50,000 to the Company under the Note. The 2006 year ending principal balance was $150,000. As of December 31, 2006, $4,555 in interest had been accrued on such principal balance, for an aggregate indebtedness under the Note of $154,555. From January 1, 2007 through November 5, 2007 $15,766 in interest accrued on the note for an aggregate indebtedness of $220,321. On November 6, 2007 ADEG converted the note to 146,880,667 shares of Company common stock at a conversion rate of $0.0015 per common share. Neither the Company nor ADEG have further obligations pursuant to the promissory note.

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

We continue to look for and investigate business opportunities that are consistent with our business plan, including further acquisitions of interests in technology companies. Management has broad discretion with respect to the acquisition of interests in companies that are consistent with our anticipated operations. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to acquire or operate suitable businesses, it will have broad discretion in allocating these funds. There can be no assurance that the management’s use or allocation of such proceeds will allow it to achieve its business objectives.

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

We do not own any real estate or other physical properties material to our operations. Our administrative and principal executive offices (a leased suite) is located at 5555 Anglers Avenue, Suite 9, Ft Lauderdale, Florida 33312. We believe that our office facilities are suitable and adequate for our business needs as they are contemplated to be conducted.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during our fourth fiscal quarter ended December 31, 2007.

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

	Bid
	High	Low
Year Ended December 31, 2007:
First Quarter	$0.0580	$0.0003
Second Quarter	$0.0010	$0.0004
Third Quarter	$0.0040	$0.0003
Fourth Quarter	$0.0015	$0.0002
Year Ended December 31, 2006:
First Quarter	$0.0046	$0.0003
Second Quarter	$0.0033	$0.0011
Third Quarter	$0.0014	$0.0008
Fourth Quarter	$0.0010	$0.0005
Year Ended December 31, 2005:
First Quarter	$0.0090	$0.0030
Second Quarter	$0.0070	$0.0020
Third Quarter	$0.0034	$0.0008
Fourth Quarter	$0.0012	$0.0003

While shares of our common stock currently trade in excess of our net asset book value, there can be no assurance, however, that our shares will continue to trade at such a premium. On March 28, 2008, the last sales price of our common stock was $0.0007. As of March 28, 2008, there were approximately 444 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

As discussed in Item 1 above, under the heading “Recent Developments,” during 2007 the Company issued five hundred (500) shares of its convertible common stock in a privately negotiated transaction. The Company believes this issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended December 31, 2007 and 2006 is derived from our consolidated financial statements that have been audited by Jewett, Schwartz and Wolfe, PA, our independent registered public accounting firm. The Statement of Operations and Per Share data for the period ended December 31, 2005 is derived from our financial statements that have been audited by our former independent registered public accounting firm Salberg & Company, PA. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the risks set forth in Item 1A hereof and our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2007 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Aventura Holdings, Inc. (“Aventura”, “we”, “us”, “our”, or the “Company”) is a publicly held Fort Lauderdale, Florida based Company that through incremental acquisitions and research and development in the video surveillance and internet broadcast markets is geared towards launching new hardware and software products.

Pursuant to the Company’s election to withdraw its status as a BDC effective May 15, 2006 we are continuing as an operating reporting public company subject to the Securities Exchange Act of 1934. The BDC withdrawal resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in a portfolio company, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity.

The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle that is being applied retroactively to prior years. As a result, in accordance with FAS 154, “Accounting for Changes and Error Corrections“, which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the accompanying consolidated financial statements are presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to a BDC method of accounting.

Going Concern

Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. We presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due and that we must ultimately successfully implement our business plan and achieves profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

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

Recent Developments

On May 16, 2007, the warrant held by Horvath Holdings, LLC that would have enabled Horvath to acquire a controlling interest in the Company expired unexercised and Horvath’s proxy to vote the shares owned by the current majority shareholder of the Company the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”) expired.

On September 24, 2007 the Company acquired an additional 39.2% of Ohio in exchange for the assumption of certain debt.

On November 6, 2007 under a negotiated settlement agreement Horvath returned four hundred million shares of Company common stock to the Company’s treasury, the Company returned its 99.2% interest in Ohio Funding Group, Inc. to Horvath, Horvath forfeited all Board seat designation rights, Registration Rights, its Securities Purchase Agreement, the Company was released from our obligation to effect any Horvath demand registrations, “piggyback” registrations, or to pay for any expenses incurred in connection therewith. Also in connection with the negotiated settlement agreement, Horvath paid certain debt previously acquired by the Company and American Dealer Enterprise Group, LLC (ADEG) converted its entire note due from the Company( including accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321 and the conversion rate was $0.0015 per share.

On December 27, 2007, the Company acquired certain intellectual property from IPWebTV, Inc. (an unrelated Delaware corporation) to be integrated into products being developed for the Company’s subsidiary IPWebTV, Inc. (a Florida corporation). The purchase price was 500 shares of the Company’s previously unissued nonassessable convertible preferred stock. Each share of the convertible preferred stock can be exchanged for one million shares of the Company’s common stock.

Results Of Operations

Due to the Company’s June 7, 2005 acquisition of a 100% member interest in Aventura Networks, LLC in exchange for 880,000,000 shares of the Company’s previously unissued common stock, a reverse acquisition occurred since the owners of Aventura Networks, LLC held a majority of the Company’s common stock immediately following the transaction. Accordingly, for financial reporting purposes the Company recognized Aventura Networks, LLC as the Company’s historical registrant and retrospectively consolidated with Aventura Networks, LLC as its wholly owned subsidiary. All operating activity (other than that of Aventura Networks, LLC) prior to June 7, 2005 was eliminated and equity was restated to reflect our new structure. However, since Aventura Networks, LLC was distributed out of the Company on June 29, 2006, Aventura Networks, LLC is portrayed throughout the financial statements as discontinued operations. The Company acquired a controlling interest in and consolidated Ohio Funding Group, Inc. into the Company’s financial statements by virtue of our May 16, 2006, October 1, 2006 and September 24, 2007 30%, 30% and 39.2% respective investments in Ohio’s outstanding common stock. On November 6, 2007 Ohio ceased operating as a subsidiary of the Company and Ohio’s activity is portrayed in the financial statements as discontinued operations.

For a discussion of factors that could impact operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.

	For the Year Ended December 31	For the Year Ended December 31	For the Year Ended December 31
	2007	2006	2005
REVENUES	$—	$—	$—
EXPENSES
General and administrative expense	178,271	102,273	250,617

Net operating loss	(178,271)	(102,273)	(250,617)
OTHER EXPENSE
Finance Costs	—	(21,705)	(40,545)
Warrant expense	—	(250,000)	—

Total Other Expense	—	(271,705)	(40,545)

Loss from continuing operations before minority interest	(178,271)	(373,978)	(291,162)
Minority Interest - Ohio Funding	—	(13,305)	—

Loss from continuing operations	(178,271)	(387,283)	(291,162)
Discontinued operations	(118,877)	(117,199)	(98,870)
Net gain on disposal of subsidiary	118,877	8,116	—

Income (loss) from discontinued operations	—	(109,083)	(98,870)
Net loss	$(178,271)	$(496,366)	$(390,032)

LOSS PER SHARE:
Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	3,004,608,780	2,672,338	737,554,613

REVENUES

Revenues for the year ended December 31, 2007 were $0 compared to revenues for the year ended December 31, 2006 of $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the year ended December 31, 2007 were $178,271 compared to operating expenses for the year ended December 31, 2006 of $102,273.

Financing expenses were $0 for the year ended December 31, 2007 compared to $21,705 for the year ended December 31, 2006.

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

As a result of these factors, we reported a net loss of $178,271 or $(nil) per share for the year ended December 31, 2007 as compared to a net loss of $496,366 or ($.nil) per share for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had an accumulated deficit of $1,162,772 and a working capital deficit of $113,869.

We have no material commitments for capital expenditures.

Net cash used in operations during the year ended December 31, 2007 was $22,197 primarily relating to our $178,271 net loss primarily financed by a loan exchanged for Company common stock. In the comparable period of 2006, we had net cash used in operations of $342,197, primarily relating to the net loss of $496,366.

No cash was provided or used by investing activities for the years ended December 31, 2007 and 2006.

Net cash provided by financing activities for the year ended December 31, 2007 was $0 as compared to net cash provided by financing activities of $365,596 for the year ended December 31, 2006. During the year ended December 31, 2007 we exchanged $50,000 for a note payable to American Dealers Enterprise Group, LLC. In the comparable period of 2006, we paid $978 in cash to extinguish our debt to Dutchess Private Equities Fund II, LP and exchanged $ 150,000 for a note payable to American Dealers Enterprise Group, LLC.

The Company is reliant upon outside entities to finance its operations and provide capital for lending activities. A tightening of capital markets can reduce or eliminate funding sources resulting in a decrease in our liquidity and an inability to generate revenues from new lending activities.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2007, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

However, as discussed elsewhere in this Form 10-K, the Company currently owns 100% of Amex Security, Inc. and IPWebTV, Inc. We expect to pursue aggressive research and development activities and make additional acquisitions of intellectual property in the international video surveillance and internet broadcast markets. In view of our current investments and future business plans, we may also be subject to the following market risk:

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of

Aventura Holdings, Inc.

We have audited the accompanying balance sheets of Aventura Holdings, Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in shareholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aventura Holdings, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida

March 28, 2008

Aventura Holdings, Inc.

Consolidated Balance Sheets

December 31,

	2007	2006
ASSETS:
Current Assets
Cash	$1,153	$23,350
Prepaid expense	1,066	11,004

Total Current Assets	2,219	34,354

Other Assets
Intellectual property	200,000	—
Due from related parties	100
Security deposit	4,420
Assets from discontinued operations	—	378,532

Total Other Assets	204,520	378,532

TOTAL ASSETS	$206,739	$412,886

LIABILITIES & SHAREHOLDERS’ DEFICIT:
Current Liabilities:
Accounts payable	$33,206	$25,811
Accrued compensation	35,000	5,000
Due to related party	47,883	154,555

Total Current Liabilities	116,088	185,366

Non-current Liabilities:
Liabilities from discontinued operations	—	314,802

Total Non-current Liabilities	—	314,802

Total Liabilities	116,088	500,168

Shareholders’ Equity (Deficit):
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 2,790,325 and 3,043,443,527 shares issued and outstanding December 31, 2007 and December 31, 2006	2,790,325	3,043,444
Preferred Stock; $0.001 par value; 10,000,000 shares authorized; 500 and 0 shares issued and outstanding December 31, 2007 and December 31, 2006	1	—
Additional Paid in Capital	(1,736,903)	(2,210,460)
Treasury Stock	200,000	—
Accumulated Deficit	(1,162,772)	(920,266)

Total Shareholders’ Equity (Deficit)	90,651	(87,282)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$206,739	$412,886

The accompanying notes are an integral part of these Consolidated Financial Statements.

Aventura Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31	For the Year Ended December 31	For the Year Ended December 31
	2007	2006	2005
REVENUES	$—	$—	$—
EXPENSES
General and administrative expense	178,271	102,273	250,617

Net operating loss	(178,271)	(102,273)	(250,617)
OTHER EXPENSE
Finance Costs	—	(21,705)	(40,545)
Warrant expense	—	(250,000)	—

Total Other Expense	—	(271,705)	(40,545)

Loss from continuing operations before minority interest	(178,271)	(373,978)	(291,162)
Minority Interest - Ohio Funding	—	(13,305)	—

Loss from continuing operations	(178,271)	(387,283)	(291,162)
Discontinued operations	(118,877)	(117,199)	(98,870)
Net gain on disposal of subsidiary	118,877	8,116	—

Income (loss) from discontinued operations	—	(109,083)	(98,870)
Net loss	$(178,271)	$(496,366)	$(390,032)

LOSS PER SHARE:
Net Loss Per Common Share - Basic and Diluted	$ (nil )	$ (nil )	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	3,004,608,780	2,672,338	737,554,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

Aventura Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2007		2006
Cash flows from operating activities:
Net loss		$(178,271)	$(496,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance costs		—	21,705
Allowance for doubtful accounts		—	12,617
Warrant expense payable with Company stock		—	250,000
Minority interest		(67,518)	67,518
Gain on sale of subsidiary		—	(8,116)
Settlement of liabilities with stock		220,439
Consulting fees paid with Company stock		—	77,754
(Increase) decrease in:
Accounts receivable		—	(135,131)
Contracts receivable		—	(234,137)
Prepaid expense		9,938	(11,004)
Security deposits		(4,520)
Assets from discontinued operations		376,614	37,603
Accounts payable		(45,763)	60,365
Accrued expenses		30,000	5,000
Liabilities from discontinued operations		(410,999)	(13,113)
Due to others		47,883	23,059

Net cash (used) in operating activities		(22,197)	(342,246)

Cash flows from investing activities:
Investment		—	—

Net cash provided (used) in investing activities		—	—

Cash flows from financing activities:
Sale of common stock		—	—
Payment of stock purchase agreement		—	(978)
Deferred finance costs		—	62,250
Proceeds from loan		—	150,000
Payments to related party		—	(19,963)
Proceeds from related party		—	174,287

Net cash provided by financing activities		—	365,596

Net increase in cash		(22,197)	23,350
Cash at beginning of period		23,350	—

Cash at end of period		$1,153	$23,350

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$		$—

Income Taxes	$		$—

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$		$625,000

Common stock reimbursement by shareholder	$		$(301,214)

Issuance of common stock	$		$300,000
Common stock issued in exchange for principal and accrued interest on note		$220,439	—

Preferred stock issuance in exchange for IPTV technology		$199,999	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Aventura Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Common Stock Issuable		Preferred Stock		Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2004	880,000,000	$880,000	—	$—	—	$—	(880,000)	$33,650	$—	$33,650
Recapitalization and issuance to original shareholders of Aventura Holdings	645,657,813	645,658					(668,078)			(22,420)
Antidilution shares issued to acquiror	500,000,000	500,000	300,000,000	300,000			(800,000)			—
Returned consulting shares	(6,000,000)	(6,000)	—	—			(18,000)	—	—	(24,000)
Contributed services	—	—	—	—			30,000	—	—	30,000
Recharacterization of minority interest							38,127			38,127
Net loss	—	—	—	—			—	(390,032)	—	(390,032)

Balance at December 31, 2005	2,019,657,813	$2,019,658	300,000,000	$300,000	$—	$—	(2,297,951)	$(356,382)	—	$(334,675)
Common stock issuable in exchange for portfolio company (Aventura Networks LLC) acquisition	—	—	325,000,000	325,000	—	—	(325,000)	—	—	—
Common stock issued pursuant to stock purchase agreement	300,000,000	300,000	—	—			61,272	—	—	361,272
Antidilution shares issued to the acquiror	625,000,000	625,000	(625,000,000)	(625,000)	—	—	—	—	—	—
Common stock reimbursements by Company’s majority shareholder for prior management’s improper issuances	(301,214,286)	(301,214)	—	—	—	—	301,214	—	—	—
Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	—	—	(100,000)	—	—	100,000
Warrant issued to Horvath Holdings, LLC							250,000		—	250,000
Common stock issued for Company’s investment in Ohio Funding Group, Inc.	200,000,000	200,000	—	—	—	—	(100,000)		—	100,000
Minority interest - Ohio Funding							—	(67,518)	—	(67,518)
Net loss	—	—	—	—	—	—	—	(496,366)	—	(496,366)

Balance at December 31, 2006	3,043,443,527	$3,043,444	—	$—	—	$—	(2,210,465)	$(920,266)	$—	$(87,287)
Common stock issued in Exchange for Principal and Accrued Interest on Note	146,880,667	146,881	—	—	—	—	73,558			220,439
Minority interest - Ohio Funding								(63,653)		(63,653)
Treasury Stock acquired in Horvath Holdings exchange	(400,000,000)	(400,000)	—	—	—	—	200,000		200,000	—
Preferred Stock issuance in exchange for IPTV technology	—	—	—	—	500	1	199,999			199,999
Net loss								(178,847)		(178,847)

	2,790,324,194	$2,790,325	$—	$—	$500	$1	$(1,736,908)	$(1,162,766)	$200,000	$90,651

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

On May 16, 2006 the Company entered into several agreements with Horvath Holdings, LLC (“Horvath”), a Michigan limited liability Company, which owned and operated automobile dealerships and finance companies concentrating in the sub-prime lending market. These agreements included a Securities Purchase Agreement (“SPA”), a Class A Common Stock Purchase Warrant (“Warrant”), a Registration Rights Agreement and a Lock-Up Agreement (the “Transaction”). The parties to the SPA included the Company, Horvath and one of Horvath’s wholly-owned subsidiaries, Ohio Funding. Pursuant to the terms of the SPA, in exchange for contributing thirty percent (30%) of the equity of Ohio Funding with a purported value of one hundred thousand dollars ($100,000), Horvath received two hundred million (200,000,000) shares of common stock of the Company. As a part of the Transaction, the Company issued to Horvath a Warrant exercisable for one (1) year. The Warrant enabled Horvath to contribute, at any time during the exercise period, at a fixed price per share of $.0005, the remaining equity interests in its subsidiaries in exchange for the greater of: (a) 2,528,443,528 shares of the common stock of the Company, or (b) that number of shares of common stock of the Company as shall be required for Horvath to obtain, when combined with other shares of common stock of the Company then cumulatively held by Horvath, at least fifty-one percent (51%) of the total fully-diluted shares of common stock outstanding of the Company on the date the Warrant is fully exercised. The Warrant granted Horvath one (1) Board seat designation right with respect to the Board of Directors of the Company, and one (1) additional Board seat designation right, up to a total of four (4) Board seat designations (including the original Board seat), upon each tender of a controlling equity position in a legal entity controlled by Horvath. The Transaction also included a Registration Rights Agreement between Horvath and the Company, which granted Horvath certain registration rights concerning the shares of the Company’s common stock that it received under the SPA and those shares it received upon exercise of the Warrant. The Company was obligated to effect up to two (2) demand registrations, and an unlimited number of “piggyback” registrations, and to pay for certain expenses incurred in connection with such registrations for a period of five (5) years from the Transaction closing date. Also in connection with the Transaction, Melissa Apple, as trustee under the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”), the current majority shareholder of the Company, entered into a Lock-Up Agreement with Horvath whereby the Trust agreed to refrain from transferring its shares of common stock of the Company (“Trust Shares”) to any third party, except to certain permitted transferees, for a period of one (1) year following the Transaction closing date and to only transfer up to a permitted amount of Trust Shares equal to five percent (5%) of the total number of Shares in each of the following four (4) years.

The Trust also granted Horvath, while the Warrant was outstanding, full authority to vote, in person or by proxy, all of the Trust Shares on matters submitted to the vote of Company’s shareholders, including but not limited to, the election of the Company's Board of Directors.

On October 1, 2006, pursuant to a partial exercise of the Warrant by Horvath, the Company acquired an additional 30% of the equity of Ohio Funding in exchange for the issuance of 200,000,000 shares of the Company’s common stock. Following this transaction, a Replacement Class A Common Stock Purchase Warrant No. 1 was issued to Horvath (“Replacement Warrant”).

On May 16, 2007, the warrant held by Horvath Holdings, LLC expired unexercised and Horvath’s proxy to vote the shares owned by the Trust.

On September 24, 2007 the Company acquired an additional 39.2% of Ohio in exchange for the assumption of certain debt.

On November 6, 2007 under a negotiated settlement agreement Horvath returned four hundred million (400,000,000) shares of Company common stock to the Company’s treasury, the Company returned its 99.2% interest in Ohio Funding Group, Inc. to Horvath, Horvath forfeited all Board seat designation rights, Registration Rights, its Securities Purchase Agreement, the Company was released from our obligation to effect any Horvath demand registrations, “piggyback” registrations, or to pay for any expenses incurred in connection therewith. Also in connection with the negotiated settlement agreement, Horvath paid certain debt previously acquired by the Company and American Dealer Enterprise Group, LLC (ADEG) converted its entire note due from the Company (including accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321 and the conversion rate was $0.0015 per share.

On December 27, 2007, the Company acquired certain intellectual property from IPWebTV, Inc. (an unrelated Delaware corporation) to be integrated into products being developed for the Company’s subsidiary IPWebTV, Inc. (a Florida corporation). The purchase price was 500 shares of the Company’s previously unissued nonassessable convertible preferred stock. Each share of the convertible preferred stock can be exchanged for one million shares of the Company’s common stock.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s recurring losses from operations, net loss of $178,271 for the year ended December 31, 2007 and net cash used in operations of $22,197 for the year ended December 31, 2007; working capital deficit of $113,869, a stockholders’ deficiency of $90,651 and an accumulated deficit of $1,162,772 at December 31, 2007, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

Through Aventura’s research, development and incremental acquisitions of intellectual property and companies within our industry, the Company plans to expand operations.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of Aventura Holdings, Inc. and its wholly owned subsidiaries Amex Security, Inc. and IPWebTV, Inc. (collectively “Aventura”).

Basis of Presentation

Pursuant to the Company’s election to withdraw its status as a BDC effective May 15, 2006 the Company is continuing as an operating reporting public company subject to the Securities Exchange Act of 1934. The BDC withdrawal resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in a portfolio company, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity.

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

On May 16, 2006, October 1, 2006 and September 24, 2007 the Company acquired a controlling interest in and consolidated Ohio Funding Group, Inc. into the Company’s financial statements by virtue of our 30%, 30% and 39.2% respective investments in Ohio’s outstanding common stock. On November 6, 2007 Ohio ceased operating as a subsidiary of the Company and Ohio’s activity is portrayed in the financial statements as discontinued operations.

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

Finance Charges

The Company recognizes finance charges as income in a manner consistent with the provisions of the American Institute of Certified Public Accountant’s Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company would prospectively adjust the yield upwards for positive changes but would recognize impairment for negative changes in the current period.

The Company derived its revenues from finance charges and administration fees earned as a result of funding consumer loans.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and other debt approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2007 and 2006.

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

Minority Interest

The net income of the Company's former consolidated subsidiary, Ohio Funding Group, Inc. is reflected in the consolidated statements of operations from May 16, 2006 to November 5, 2007. From May 16, 2006 through September 30, 2006 the Company owned 30% of Ohio Funding, from October 1, 2006 to September 23, 2007 the Company owned 60% of Ohio Funding and from September 24, 2007 through November 5, 2007 the Company owned 99.2% of Ohio Funding. On November 6, 2007 Ohio ceased operating as a subsidiary of the Company and Ohio’s activity is portrayed in the financial statements as discontinued operations. After initially accounting for our investment in Ohio Funding utilizing the equity method of accounting, the Company first retroactively restated its investment on a consolidated basis subtracting the minority interest in net assets and net income from the consolidated balance sheet and income statement then as discontinued operations.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

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

For financial statement purposes, investments are recorded at their fair value. Currently, readily determinable fair values do not exist for our investments and the fair value of these investments is determined in good faith by the Company’s Board of Directors who engaged independent valuation experts and ratified by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material.

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

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS109”).” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2007, 2006 and 2005, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At December 31, 2007 there were no shares issued that were considered to be dilutive securities that will dilute future earnings per share.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2007, the Company had $1,153 in United States bank deposits. The Company has not experienced any losses in such accounts through December 31, 2007.

Business Combinations

In December, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (hereinafter “SFAS No. 141 (revised 2007)”). This statement establishes principles and requirements for how an acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The scope of SFAS No. 141 (revised 2007) is broader than the scope of SFAS No. 141, which it replaces. The effective date of SFAS No. 141 (revised 2007) is for all acquisitions in which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement has no immediate material effect on the Company’s consolidated financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (hereinafter “SFAS No. 160”). This statement establishes accounting and reporting standards that require a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position with equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and e) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The effective date of this standard is for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of this statement had no immediate material effect on the Company’s consolidated financial condition or results of operations.

SAB No. 110

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which, effective January 1, 2008, amends and replaces SAB No. 107, Share-Based Payment. SAB No.110 expresses the views of the SEC staff regarding the use of a

“simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB No. 110 could have on its financial statements.

NOTE 4 - INVESTMENTS

On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance in exchange for 100% interest in Aventura Networks, LLC. The shares were valued at a discounted price of $0.00091 per share and the purchase were initially reflected on the financial statements at $800,724. During 2005, the Company provided $299,925 in advances to Aventura Networks, LLC and Aventura Networks, LLC paid obligations of $108,479 for the Company and made an investment on behalf of the Company in VoIPBlue.com, Inc. in the amount of $100,000. Aventura Networks was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were wide. Increased competition led to lower prices, reduced margins and Aventura Networks exit from the VoIP wholesale carrier market. Aventura Networks changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. An independent accredited business valuation firm was hired by the Company to assign a fair market value to the $800,724 investment in Aventura Networks as well as the likelihood of satisfaction of amounts owed to the Company at December 31, 2005. Advanced Business Valuations determination of value was zero at December 31, 2005 and an indeterminable likelihood of repayment of the debt owed to the Company. Although the valuation firm was unable to determine a likelihood of debt repayment, Aventura Networks continues to pay Company expenses in 2006 through sales and conversion of its assets to cash. The Company expensed $50,912 to bad debt expense representing part of the amount Aventura Networks owed the Company at December 31, 2005. In 2006, Aventura Networks, LLC paid expenses of the Company amounting to $40,532. On June 29, 2006,the Board of Directors determined it was in the Company’s best interest to shed non-core business segments. Accordingly, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of the Company’s liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

On May 16, 2007, the warrant held by Horvath Holdings, LLC that would have enabled Horvath to acquire a controlling interest in the Company expired unexercised and Horvath’s proxy to vote the shares owned by the current majority shareholder of the Company the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the “Trust”) expired.

On September 24, 2007 the Company acquired an additional 39.2% of Ohio in exchange for the assumption of certain debt.

On November 6, 2007 under a negotiated settlement agreement Horvath returned four hundred million shares of Company common stock to the Company’s treasury, the Company returned its 99.2% interest in Ohio Funding Group, Inc. to Horvath, Horvath forfeited all Board seat designation rights, Registration Rights, its Securities Purchase Agreement, the Company was released from our obligation to effect any Horvath demand registrations, “piggyback” registrations, or to pay for any expenses incurred in connection therewith. Also in connection with the negotiated settlement agreement, Horvath paid certain debt previously acquired by the Company and American Dealer Enterprise Group, LLC (ADEG) converted its entire note due from the Company( including accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321 and the conversion rate was $0.0015 per share.

On December 27, 2007, the Company acquired certain intellectual property from IPWebTV, Inc. (an unrelated Delaware corporation) to be integrated into products being developed for the Company’s subsidiary IPWebTV, Inc. (a Florida corporation). The purchase price was 500 shares of the Company’s previously unissued nonassessable convertible preferred stock. Each share of the convertible preferred stock can be exchanged for one million shares of the Company’s common stock.

NOTE 5 EMPLOYMENT AGREEMENT

As of March 28, 2008 , the Company has one full-time employee under a five year employment agreement dated May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

NOTE 6 COMMITMENTS AND CONTINGENCIES

A - Anti-Dilution and Additional Share Issuance Provisions:

The Stock Purchase Agreement of May 27, 2005 and the Aventura Networks, LLC Interest Purchase Agreement closed on June 7, 2005 were both subject to anti-dilution or additional share issuance provisions which required the issuance of a significant quantity of additional common shares for no additional consideration. The issuance of additional shares significantly diluted shareholders (see note 10Q).

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

Pursuant to the Note, ADEG had the right, at its option to convert the outstanding principal balance and accrued interest on the Note, in whole or in part, into common stock of the Company at a conversion rate of $0.0015 per share. On November 6, 2007 ADEG converted its entire note due from the Company (including $20,321 of accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321.

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

D - Legal Matters:

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

On June 11, 2007 Horvath Holdings, LLC and American Dealer Enterprise Group, LLC filed a complaint in US District Court for the Southern District of Florida against the Company and Chairman Craig A. Waltzer. The Company and Chairman successfully defended us against Horvath and ADEG’s petition for injunction and the Court ultimately ruled that Horvath and ADEG did not meet their burden including a likelihood for success.

On November 6, 2007 under a negotiated settlement agreement Horvath returned four hundred million (400,000,000) shares of Company common stock to the Company’s treasury, the Company returned its 99.2% interest in Ohio Funding Group, Inc. to Horvath, Horvath forfeited all Board seat designation rights, Registration Rights, its Securities Purchase Agreement, the Company was released from our obligation to effect any Horvath demand registrations, “piggyback” registrations, or to pay for any expenses incurred in connection therewith. Also in connection with the negotiated settlement agreement, Horvath paid certain debt previously acquired by the Company and American Dealer Enterprise Group, LLC (ADEG) converted its entire note due from the Company (including accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321.

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 7 – STOCKHOLDERS EQUITY AND LIABILITY PAYABLE WITH COMMON STOCK

Recapitalization

On June 7, 2005 the Company issued 880,000,000 shares of its previously unissued restricted common stock in an exempt issuance in exchange for 100% member interest in Aventura Networks, LLC. On a retrospective basis, as discussed in Note3, this transaction is accounted for as a recapitalization of Aventura Networks, LLC since the member of Aventura Networks, LLC acquired both voting and management control of the Company. Accordingly, the financial statements of the Company just subsequent to the recapitalization include balance sheets of both Aventura Networks, LLC and Aventura Holdings, Inc. at historical cost, the historical operations of Aventura Networks, LLC and the operations of Aventura Holdings, Inc. from June 7, 2005 forward. Under recapitalization accounting, the 880,000,000 share are reflected as the original founder shares of the Company and the Company is deemed to have issued 645,657,813 common shares to the original pre-recapitalization shareholders of Aventura Holdings, Inc. and $22,420 of liabilities were assumed in the recapitalization. However, the retroactive restatement portrays Aventura Networks, LLC as discontinued operations since it was not a subsidiary of the Company on December 31, 2006.

Aventura Networks, LLC was originally a wholesale VoIP buyer and seller of routes predominantly in third-world countries where rates were high and margins were greater than domestic margins. Increased competition led to lower prices, reduced margins and Aventura Networks, LLC’s exit from the VoIP wholesale carrier market. Aventura Networks, LLC changed direction and began to further develop and sell developed and third party VoIP switching and internet protocol private branch exchange software. On June 29, 2006 the Board of Directors determined it was in the Company's best interest to shed non-core business segments. Accordingly, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of the Company's liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

The Company’s May 16, 2006 30% investment in Ohio Funding Group, Inc. was initially accounted for utilizing the equity method of accounting where the Company’s investment was adjusted based on the Company’s ownership ratio of Ohio Funding Group, Inc. multiplied by Ohio Funding Group, Inc.’s net income. Pursuant to the October 1, 2006 acquisition of a controlling interest in Ohio Funding Group, Inc., the Company retrospectively revised its method of accounting by consolidating Ohio Funding Group, Inc. into the Company’s financial statements and subtracting the ownership interest owned by others. On September 24, 2007 the Company acquired an additional 39.2% of Ohio in exchange for the assumption of certain debt. On November 6, 2007 Ohio ceased operating as a subsidiary of the Company and Ohio’s activity is portrayed in the financial statements as discontinued operations.

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

Preferred Stock Transactions

On June 5, 2003, the Company’s Board of Directors authorized 10,000,000 shares of preferred stock, par value $0.001. Such preferred stock, or any series thereof, shall have such designations, preferences, participating, optional or other annual rights and qualifications, limitations or restrictions adopted by the Company’s Board of Directors. On December 27, 2007 the Company acquired intellectual property from IPWebTV, Inc. (an unrelated Delaware company) in exchange for 500 shares of the Company’s previously unissued preferred convertible stock. The conversion feature attached to the Company’s preferred stock allows the holder to exchange one million shares of the Company’s common stock for each share of the Company’s preferred stock.

Common Stock Transactions

A. On June 7, 2005 the Company issued 880,000,000 shares of its previously un-issued restricted common stock in an exempt issuance to Aventura Holdings, Inc. - old in exchange for 100% interest in Aventura Networks, LLC. Aventura Holdings, Inc. - old distributed its shares and anti-dilution rights to its sole shareholder (Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004) then merged with the Company on October 17, 2005. The Company adopted the name Aventura Holdings, Inc. - new and Aventura Holdings, Inc. - old was dissolved.

B. Pursuant to the June 7, 2005 recapitalization of the Company, all 645,657,813 of the previously issued and outstanding shares of the Company were deemed to be reissued to the shareholders on that date.

C. On December 29, 2005 the Company issued 500,000,000 shares of its previously un-issued restricted common stock in an exempt issuance to Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 as additional shares due the owners of Aventura Networks, LLC under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement (See Item 10Y). On December 29, 2005 300,000,000 additional shares of restricted section 144 common stock became issuable under the anti-dilution provision of the Aventura Networks, LLC Purchase Agreement (See Item 10Y).

D. In July, 2005 the Company canceled a three month consulting agreement with Big Apple Consulting USA, Inc. The Company paid Big Apple‘s consulting fee in advance with Company shares valued at $0.004 per share. In December, 2005 Big Apple returned 6,000,000 shares to the Company which were retired.

E. On May 27, 2005 the Company entered into a Stock Purchase Agreement with Dutchess Private Equities Fund II, L.P. (Dutchess) to sell up to five million dollars ($5,000,000) of the Company’s previously un-issued unrestricted free-trading common stock over a twenty four (24) month period in accordance with the offering circular under Regulation E (file number 095-00254). The terms of the agreement call for the Company to submit a draw request to Dutchess then transfer a number of shares to Dutchess based upon the draw amount and current market value of the Company’s shares. Dutchess is then entitled to sell the shares at market to recoup the draw amount plus a fifteen percent (15%) profit. If Dutchess has shares remaining after recouping the draw amount and fifteen percent (15%) profit, Dutchess is obligated to return the remaining shares to the Company. If Dutchess sells all of the transferred shares before recouping the draw amount and fifteen percent (15%) profit the Company is obligated to issue additional shares to Dutchess until the draw amount and fifteen percent (15%) profit are received by Dutchess. There is an anti-dilution paragraph (8.4) in the June 7, 2005 LLC Interest Purchase Agreement which entitles the sellers of Aventura Networks, LLC to additional shares in the event additional shares are issued to Dutchess relating to the initial draw of this Stock Purchase Agreement. By virtue of the LLC Purchase Agreement, the former owners of Aventura Networks LLC are entitled to 5 times the additional shares issued to Dutchess in the event additional shares are issued pursuant to the initial draw. The May 27, 2005 Stock Purchase Agreement also grants Dutchess right of first refusal for the issuance of new Company securities and penalties for non-compliance with the terms of the agreement. The Company was in violation of provisions of the Stock Purchase Agreement relating to the timeliness of the filing of the June 30, 2005 quarterly report (Form 10-Q). Dutchess waived penalties as the delay was related to actions of past management and outside of the control of the Company. The initial draw occurred on May 27, 2005 in the amount of three hundred fifteen thousand dollars ($315,000). The Company transferred seventy five million (75,000,000) previously un-issued unrestricted free-trading shares to Dutchess. On June 3, 2005 the Company’s portfolio investee Aventura Networks, LLC received two hundred ninety nine thousand nine hundred twenty five dollars ($299,925) directly from Dutchess after deduction of fifteen thousand dollars ($15,000) for legal fees and seventy five dollars ($75) in bank fees from the initial draw. The fifteen thousand dollars ($15,000) is treated as a direct financing cost asset and amortized to operations based on the ratio of Dutchess proceeds from sale of Company shares issued to them compared to the total liability payable with common stock. On September 28, 2005 Dutchess received an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares, an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares on November 3, 2005 and an additional sixty million (60,000,000) previously un-issued unrestricted free-trading shares on December 29, 2005 towards satisfaction of the obligations for the initial draw amount and the Company’s Board approved the issuances. The stock purchase transaction is recorded as a liability payable with common stock due to the criteria of FASB Statement 150 (Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)) at the fair value of the total guaranteed return of $362,250. The $47,250 difference between the $362,250 and the $315,000 investment is treated as a deferred financing cost. As of December 31, 2005 Dutchess sold 149,299,004 shares for $235,940 and $40,545 was amortized as a cost of financing. For financial reporting purposes, all shares issued to Dutchess are not considered issued or outstanding until a final settlement date is achieved. At December 31, 2005 however the issued shares to Dutchess are considered dilutive for purposes of the computation of diluted earnings per share. In February 2006 an additional fifty million (50,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess and in March 2006 a final fifteen million (15,000,000) previously un-issued unrestricted free-trading shares were issued to Dutchess. After Dutchess sold the last of the shares issued in March 2006 our loan balance was $978.11. Aventura Networks, LLC issued a check to Dutchess on behalf of the Company to fully satisfy the debt. Immediately after satisfying our Debt with Dutchess we exchanged a mutual release.

F. On April 4, 2006 625,000,000 shares, representing all issuable shares under the anti-dilution provision, were issued to the Lopez Trust. There are no additional shares due under the anti-dilution provision contained in the May 27, 2005 LLC Purchase Agreement since the Stock Purchase Agreement with Dutchess was completed on March 6, 2006.

G. On May 8, 2006 the Lopez Trust contributed 301,214,286 common shares back to the Company to remedy certain 1940 Act compliance issues.

H. On May 16, 2006 the Company issued 200,000,000 shares of its previously unissued common stock to Horvath Holdings, LLC in exchange for a 30% equity interest in Ohio Funding Group, Inc. with a purported value of one hundred thousand dollars ($100,000).

I. On October 1, 2006 pursuant to a partial exercise of the Warrant by Horvath described in Notes 4, 6 and 7, the Company acquired an additional 30% of the equity of Ohio Funding with a purported value of $100,000 in exchange for the issuance of 200,000,000 shares of the Company’s common stock.

J. On September 24, 2007, the Company acquired an additional 39.2% of the equity of its 60% owned subsidiary Ohio Funding Group, Inc. (“Ohio Funding”) in exchange for the assumption of certain Ohio Funding debt.

K. On November 6, 2007 under a negotiated settlement agreement Horvath returned four hundred million (400,000,000) shares of Company common stock to the Company’s treasury, the Company returned its 99.2% interest in Ohio Funding Group, Inc. to Horvath, Horvath forfeited all Board seat designation rights, Registration Rights, its Securities Purchase Agreement, the Company was released from our obligation to effect any Horvath demand registrations, “piggyback” registrations, or to pay for any expenses incurred in connection therewith. Also in connection with the negotiated settlement agreement, Horvath paid certain debt previously acquired by the Company and American Dealer Enterprise Group, LLC (ADEG) converted its entire note due from the Company (including accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321.

NOTE 8 - INCOME TAXES

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2007, 2006 and 2005 due to the Company’s net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the “expected” tax expense for the years ended December 31, 2006 and 2005 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2007	2006	2005
Computed “expected” tax benefit	$(44,568)	$(132,536)	$(1,006,776)
State income taxes	(8,914)	(19,491)	(22,494)
Stock for services and/or settlement	—	—	547,570
Other	—	—	313,894
Change in deferred tax asset valuation	53,481	152,027	167,806

	$—	$—	$—

Deferred tax assets:
Net operating loss carryforward	$2,828,709	$2,650,438
Loan loss allowance	75,146	75,146

Total deferred tax assets	2,903,855	2,725,584
Less: valuation allowance	(2,903,855)	(2,725,584)

Net deferred tax asset	$—	$—

At December 31, 2007, the Company had useable net operating loss carry forwards of approximately $2,903,855 for income tax purposes, available to offset future taxable income expiring in 2021.

The valuation allowance at December 31, 2007 was $2,903,855. The net change in the valuation allowance during the year ended December 31, 2007 was a decrease of $178,271.

NOTE 9 RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

On June 29, 2006 the Board of Directors determined it was in the Company’s best interest to shed non-core business segments. Accordingly, the Company assigned its 100% member interest in Aventura Networks, LLC to Craig A. Waltzer (the Company’s president and chairman) in exchange for Mr. Waltzer’s assumption of the Company's liabilities arising out of its ownership and/or the operation of Aventura Networks, LLC. On June 29, 2006 the Company ceased consolidating its financial statements with Aventura Networks, LLC. The Company recognized a gain on this disposal of $8,116.

NOTE 10 - INTERNAL CONTROL

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

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to Aventura, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Aventura’s management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

See Management’s Report on Internal Control over Financial Reporting in Item 8, which is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company are as follows:

NAME	AGE	POSITION	PERIOD HELD
Craig A. Waltzer	46	Chief Executive Officer Director and Chairman	2005-Current
Jere J. Lane	53	Director	2005-Current
Sean Josiah	37	Director	2005-Current

Each director of the Company holds such position until the next annual meeting of the Company’s stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company’s financial statements, the adequacy of the Company’s system of internal controls, the review of the independence, qualifications and performance of the Company’s independent registered public accounting firm, and the performance of the Company's internal audit function. The Audit Committee is presently composed of two persons - Messrs. Josiah and Lane (Chair), each of whom is considered independent by the Board of Directors. The Company’s Board of Directors has determined that Jere J. Lane is the “audit committee financial expert” as defined under Item 407 of Regulation S-K of the 1934 Act. Messrs. Josiah and Lane each meet the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Craig A. Waltzer; age 46; Chief Executive Officer Director and Chairman

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

Jere J. Lane; age 53; Director and Chairman of the Audit Committee

Mr. Lane was elected Director and Chairman of the audit committee in 2005. Mr. Lane practiced as a partner, sole practitioner and tax manager of certified public accounting firms. Mr. Lane graduated from Florida International University with a Bachelors of Arts in Business Administration in 1980 and was admitted by the state of Florida Board of Accountancy in 1983.

Sean O. Josiah; age 37; Director

Mr. Josiah was elected Director in 2005. Since 1999, Mr. Josiah has held positions as president and Chief Information Officer of computer consulting, web development and design companies. Mr. Josiah attended Maryland University from 1987 through 1989 and is proficient as a programmer, network engineer and computer technician.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company’s executive officers during each of its three most recent fiscal years:

NAME	YEAR	AMOUNT
Craig A. Waltzer	2006	$60,000
	2005	32,500
	2004	30,000
T. Joseph Coleman	2006	—
	2005	—
	2004	$1,478,000	1&2
Peter Klamka	2006	—
	2005	—
	2004	$60,000	1&2
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

The following table sets forth, as of March 28, 2008 , each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. As of such date, Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 owns the largest block of our outstanding securities. The Trustee is a former spouse of Craig A. Waltzer, our Chief Executive Officer, and for that reason, while the Trustee must act in the manner she alone deems appropriate in her sole and exclusive discretion, this prior affiliation is disclosed.

	Number of Shares Owned	Percentage of Class
Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004	1,488,785,714	53.36%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent. Jere Lane and Sean Josiah, both members of the Company’s audit committee, are considered independent applying these tests.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal 2007 and 2006 and reviews of the consolidated financial statements included in the Company’s Forms 10-K for fiscal 2007 and 2006 were approximately $25,000 and $25,000 respectively.

AUDIT-RELATED FEES

For fiscal 2007 and 2006 the auditors billed $0 and $5,000 respectively relating to assistance with SEC comment responses. The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

TAX FEES

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $0, $0 and $0 for fiscal 2007, 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006 were $0 and $0, respectively.

PART IV

Item 15.	Exhibits

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENTURA HOLDINGS, INC.

March 28, 2008	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director