Form 10-Q
period 2008-03-31
Aventura Holdings Inc.
filed 2008-05-15
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 14, 2008 was 2,790,324,194.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements

AVENTURA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS:
Current Assets
Cash	$408	$1,153
Prepaid expense	3,561	1,066

Total Current Assets	3,969	2,219

Other Assets
Intellectual property	200,000	200,000
Due from related party	—	100
Security deposit	4,420	4,420

Total Other Assets	204,420	204,520

TOTAL ASSETS	$208,389	$206,739

LIABILITIES & SHAREHOLDERS’ DEFICIT:

Liabilities:
Accounts payable and accrued expenses	$26,162	$33,205
Accrued compensation	50,000	35,000
Due to related party	1,500	47,883

Total Liabilities	77,662	116,088

Shareholders’ Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 2,790,324,194 shares issued and outstanding as of March 31, 2008 and December 31, 2007	2,790,325	2,790,325
Preferred Stock; $0.001 par value; 10,000,000 shares authorized; 500 shares issued and outstanding as of March 31, 2008 and December 31, 2007	1	1
Additional paid in capital	(1,736,903)	(1,736,903)
Treasury stock	200,000	200,000
Accumulated deficit	(1,122,696)	(1,162,772)

Total Shareholders’ Deficit	130,727	90,651

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$208,389	$206,739

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
REVENUES:	$69,283	$—

EXPENSES:
General & Administrative	29,213	31,624

Net Operating Income (Loss) from
Continuing Operations	40,070	(31,624)
Discontinued operations	—	(5,365)

Net Income (Loss)	$40,070	$(36,989)

INCOME (LOSS) PER SHARE:
Net Income (loss) Per Common Share - Basic and Diluted	$ nil	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	2,790,324,194	3,043,443,527

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS

EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	3,043,443,527	3,043,444	—	—	(2,210,460)	(920,266)	—	(87,282)
Common stock issued in Exchange for Principal and Accrued Interest on Note	146,880,667	146,881	—	—	73,558	—	—	220,439
Minority interest - Ohio Funding	—		—	—	—	(63,653)	—	(63,653)
Treasury Stock acquired in Horvath Holdings exchange	(400,000,000)	(400,000)	—	—	200,000	—	200,000	—
Preferred Stock issuance in exchange for IPTV technology	—		500	1	199,999	—	—	200,000
Net (loss)	—	—	—	—	—	(178,847)	—	(178,847)

Balance at December 31, 2007	2,790,324,194	$2,790,325	500	$1	$(1,736,903)	$(1,162,766)	$200,000	$90,657
Net income	—	—	—	—	—	40,070	—	40,070

Balance at March 31, 2008	2,790,324,194	$2,790,325	500	$1	$(1,736,903)	$(1,122,696)	$200,000	$130,727

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$40,070	$(36,989)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

(Increase) decrease in:
Accounts receivable	—	10,072
Prepaid expenses	(2,495)	—
Due from others	100	—
Assets from discontinued operations		32,007

Increase (decrease) in:
Accounts payable	(8,537)	(18,387)
Accrued compensation	15,000
Due to related party	(46,383)	—

Net cash (used) in operating activities	(2,245)	(13,297)

Cash flows from investing activities:	—	—

Net cash provided (used) in investing activities	—	—

Cash flows from financing activities:

Proceeds from loan	—	50,000
Proceeds from related party	1,500	—

Net cash provided by financing activities	1,500	50,000

Net increase in cash	(745)	36,703
Cash at beginning of period	1,153	25,268

Cash at end of period	$408	$61,971

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$—	$—

Income Taxes	$—	$—

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$—	$—

Issuance of common stock	$—	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements

AVENTURA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

Aventura Holdings, Inc. (“Aventura”, “we”, “us”, “our”, or the “Company”) is a publicly held Fort Lauderdale, Florida based Company that through its subsidiaries and incremental acquisitions launched aggressive research and development activities in the video surveillance and internet broadcast markets.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s past recurring losses from operations, net income (loss) of $40,070 and ($36,989) for the three months ended March 31, 2008 and 2007 and net cash used in operations of $ 2,245 and $13,297 for the three months ended March 31, 2008 and 2007; shareholder’s equity of $130,727 and an accumulated deficit of $ 1,122,696 at March 31, 2008, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

Through research, development and incremental acquisitions of intellectual property and companies within our industry, the Company plans to unveil and sell video surveillance and internet broadcasting software integrated into our products.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2007 annual financial statements of Aventura Holdings, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007’s annual financial statements.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Minority Interest

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

NOTE 4 - INVESTMENTS

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

NOTE 5 EMPLOYMENT AGREEMENTS

As of May 14, 2008, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

NOTE 6 - RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

By virtue of our research and development activities, the Company licensed certain intellectual property to a related party in engage for past and current debt owed to that entity.

NOTE 7 - SUBSEQUENT EVENTS

On May 13, 2008 the Company received the resignation of Board member Sean Josiah. Mr. Josiah has been an independent member of the Board since 2005 and cited personal reasons for his decision. The Company will begin a search to fill the vacancy.

NOTE 8 - INTERNAL CONTROL

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended March 31, 2008 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

Prior to November 6, 2007, the Company consolidated its controlling interest in Ohio Funding Group, Inc. into our financial statements. On November 6, 2007 Ohio ceased operating as a subsidiary of the Company. Ohio’s activity is portrayed in the financial statements as discontinued operations.

For a discussion of factors that could impact operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
	(unaudited)	(unaudited)
REVENUES:	$69,283	$—

EXPENSES:
General & Administrative	29,213	31,624

Net Operating Income (Loss) from Continuing Operations	40,070	(31,624)
Discontinued operations	—	(5,365)

Net Income (Loss)	$40,070	$(36,989)

INCOME (LOSS) PER SHARE:
Net Income (loss) Per Common Share – Basic and Diluted	$ nil	$ (nil )

Weighted Common Shares Outstanding – Basic and Diluted	2,790,324,194	3,043,443,527

REVENUES

Revenues for the three months ended March 31, 2008 were $69,283 compared to revenues for the three months ended March 31, 2007 of $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the three months ended March 31, 2008 were $29,213 compared to operating expenses for the three months ended March 31, 2007 of $31,624.

Financing expenses were $0 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007.

As a result of these factors, we reported net income of $40,070 or $nil per share for the three months ended March 31, 2008 as compared to a net (loss) of ($36,989) or ($.nil) per share for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had assets exceeding liabilities by $130,727 and an accumulated deficit of $1,122,696.

We have no material commitments for capital expenditures.

Net cash used in operations during the three months ended March 31, 2008 was $2,245 primarily relating to our $40,070 net income and $46,383 repayment of debt. In the comparable period of March 31, 2007, we had net cash used in operations of $13,297 primarily relating to our net loss of $36,989.

No cash was provided or used by investing activities for the three months ended March 31, 2008 and no cash was provided or used by investing activities for the three months ended March 31, 2007.

$1,500 was provided by financing activities for the three months ended March 31, 2008 while $50,000 was provided for the three months ended March 31, 2007 by virtue of a note payable .

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

However, as discussed elsewhere in this Form 10-Q, the Company may also be subject to the following market risk:

Interest Rate Risk

Our anticipated operations are expected to be leveraged by and sensitive to interest rates. To the extent we may borrow funds to finance our operations at variable rates, we may become subject to risks arising from interest rate fluctuations. Our potential exposure to interest rate risk arises primarily from changes in prime lending rates of commercial banks, which are in turn impacted by the policies and practices of the United States Federal Reserve Board, among other things.

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

For the year ended December 31, 2007, our net loss was $178,847. Although we believe that we are now adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company’s operations will ever be profitable.

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

We continue to look for and investigate business opportunities that are consistent with our business plan, including further acquisitions. Management has broad discretion with respect to the acquisition of interests in companies that are consistent with our anticipated operations. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to acquire or operate suitable businesses, it will have broad discretion in allocating these funds. There can be no assurance that the management’s use or allocation of such proceeds will allow it to achieve its business objectives.

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

On May 13, 2008 the Company received the resignation of Board member Sean Josiah. Mr. Josiah has been an independent member of the Board since 2005 and cited personal reasons for his decision. The Company will begin a search to fill the vacancy.

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

AVENTURA HOLDINGS, INC.

May 14, 2008	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director