Form 10-Q
period 2008-06-30
Aventura Holdings Inc.
filed 2008-08-07
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock outstanding as of August 5, 2008 was 2,790,324,194.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

AVENTURA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS:
Current Assets
Cash	$17,550	$1,153
Prepaid expense	—	1,066

Total Current Assets	17,550	2,219

Other Assets
Intellectual property	200,000	200,000
Due from related party	—	100
Security deposit	4,420	4,420

Total Other Assets	204,420	204,520

TOTAL ASSETS	$221,970	$206,739

LIABILITIES & SHAREHOLDERS' EQUITY:
Liabilities:
Accounts payable and accrued expenses	$31,752	$33,205
Accrued compensation	50,000	35,000
Due to related party	—	47,883

Total Liabilities	81,752	116,088

Shareholders' Equity:
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 2,790,324,194 shares issued and outstanding as of June 30, 2008 and December 31, 2007	2,790,325	2,790,325
Preferred Stock; $0.001 par value; 10,000,000 shares authorized; 500 shares issued and outstanding as of June 30, 2008 and December 31, 2007	1	1
Additional paid in capital	(1,736,903)	(1,736,903)
Treasury stock	200,000	200,000
Accumulated deficit	(1,113,205)	(1,162,772)

Total Shareholders' Equity	140,218	90,651

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$221,970	$206,739

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Sales	$15,695	$—	15,695	$—
Less: cost of sales	4,230	—	4,230	—

Gross Profit	11,465	—	11,465	—
Fee Income	97,049		27,766

Total Revenues	108,514	—	39,231	—

EXPENSES:
General & Administrative	58,953	82,512	29,740	50,887

Income (loss) from continuing operations	49,561	(82,512)	9,491	(50,887)
Discontinued operations	—	(5,365)	—	—

Net Income (Loss)	$49,561	$(87,877)	$9,491	$(50,887)

INCOME (LOSS) PER SHARE:
Net Income (loss) Per Common Share - Basic and Diluted	$ nil	$ (nil )	$ nil	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	2,790,324,194	3,043,443,527	2,790,324,194	3,043,443,527

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS

EQUITY

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	3,043,443,527	$3,043,444	—	$—	$(2,210,460)	$(920,266)	$—	$(87,282)
Common stock issued in exchange for principal and accrued interest on note	146,880,667	146,881	—	—	73,558	—	—	220,439
Minority interest—Ohio Funding Group, Inc.	—	—	—	—	—	(63,653)	—	(63,653)
Treasury stock acquired in Horvath Holdings, LLC exchange	(400,000,000)	(400,000)	—	—	200,000	—	200,000	—
Preferred stock issuance in exchange for technology	—	—	500	1	199,999	—	—	200,000
Net (loss)	—	—	—	—	—	(178,847)		(178,847)

Balance at December 31, 2007	2,790,324,194	2,790,325	500	1	(1,736,903)	(1,162,766)	200,000	90,657
Net income	—	—	—	—	—	49,561	—	49,561

Balance at June 30, 2008	2,790,324,194	$2,790,325	500	$1	$(1,736,903)	$(1,113,205)	$200,000	$140,218

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$49,561	$(87,877)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in:
Prepaid expenses	(1,066)	11,004
Assets from discontinued operations	—	12,678
Increase (decrease) in:
Accounts payable	(642)	(25,962)
Accrued compensation	15,000	—
Due to related party	(47,956)	15,000

Net cash provided by (used) in operating activities	14,897	(75,157)

Cash flows from investing activities:	—	—

Net cash provided (used) in investing activities	—	—

Cash flows from financing activities:
Proceeds from loan	—	50,000
Proceeds from related party	1,500	—

Net cash provided by financing activities	1,500	50,000

Net increase in cash	16,397	(25,157)
Cash at beginning of period	1,153	25,268

Cash at end of period	$17,550	$111

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
	$—	$9,230
Interest	—	—

Income Taxes	$—	$—

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$—	$—

Issuance of common stock	$—	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

Aventura Holdings, Inc. ("Aventura", "we", "us", "our", or the "Company") is a publicly held Fort Lauderdale, Florida based Company that through its subsidiaries and incremental acquisitions is engaged in aggressive research and development activities in the enterprise video surveillance and internet broadcast markets.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company's net income (loss) of $49,561 and ($87,877) for the six months ended June 30, 2008 and 2007 and net cash provided by operations of $14,897 and $75,157 for the six months ended June 30, 2008 and 2007; shareholder equity of $140,218 and an accumulated deficit of $1,113,205 at June 30, 2008, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management's Plans

Through research, development and incremental acquisitions of intellectual property and companies within our industry, the Company identifies and develops solutions to fulfill high-quality enterprise video surveillance needs.

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

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

NOTE 5 EMPLOYMENT AGREEMENTS

As of August 5, 2008, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

NOTE 6 - RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

By virtue of our research and development activities, the Company licensed certain intellectual property to an affiliated party in exchange for past and current debt owed to that entity.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended June 30, 2008 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RECENT DEVELOPMENTS

On May 16, 2007, the warrant held by Horvath Holdings, LLC that would have enabled Horvath to acquire a controlling interest in the Company expired unexercised and Horvath’s proxy to vote the shares owned by the current majority shareholder of the Company the Maria Lopez Irrevocable Trust UTD March 29, 2004 (the "Trust") expired.

On September 24, 2007 the Company acquired an additional 39.2% of Ohio in exchange for the assumption of certain debt.

On November 6, 2007 under a negotiated settlement agreement Horvath returned four hundred million shares of Company common stock to the Company’s treasury, the Company returned its 99.2% interest in Ohio Funding Group, Inc. to Horvath, Horvath forfeited all Board seat designation rights, Registration Rights, its Securities Purchase Agreement, the Company was released from our obligation to effect any Horvath demand registrations, "piggyback" registrations, or to pay for any expenses incurred in connection therewith. Also in connection with the negotiated settlement agreement, Horvath paid certain debt previously acquired by the Company and American Dealer Enterprise Group, LLC (ADEG) converted its entire note due from the Company( including accrued interest) to 146,880,667 fully paid nonassessable shares of Company common stock. The amount due on the ADEG note including accrued interest at the time of settlement was $220,321 and the conversion rate was $0.0015 per share.

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

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Sales	$15,695	$—	15,695	$—
Less: cost of sales	4,230	—	4,230	—

Gross Profit	11,465	—	11,465	—
Fee Income	97,049		27,766

Total Revenues	108,514	—	39,231	—

EXPENSES:
General & Administrative	58,953	82,512	29,740	50,887

Income (loss) from continuing operations	49,561	(82,512)	9,491	(50,887)
Discontinued operations	—	(5,365)	—	—

Net Income (Loss)	$49,561	$(87,877)	$9,491	$(50,887)

INCOME (LOSS) PER SHARE:
Net Income (loss) Per Common Share - Basic and Diluted	$ nil	$ (nil )	$ nil	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	2,790,324,194	3,043,443,527	2,790,324,194	3,043,443,527

REVENUES

Revenues for the six months ended June 30, 2008 were $108,514 compared to revenues for the six months ended June 30, 2007 of $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the six months ended June 30, 2008 were $58,953 compared to operating expenses for the six months ended June 30, 2007 of $82,512.

Financing expenses were $0 for the six months ended June 30, 2008 compared to $9,230 for the six months ended June 30, 2007.

As a result of these factors, we reported net income of $49,561 or $nil per share for the six months ended June 30, 2008 as compared to a net loss of $87,877 or ($.nil) per share for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had an accumulated deficit of $1,113,205 and assets exceeding liabilities by $140,218.

We have no material commitments for capital expenditures.

Net cash provided in operations during the six months ended June 30, 2008 was $14,897 primarily relating to our $49,561 net income, $47,956 decrease in due to related party and a $15,000 increase in accrued compensation. In the comparable period of June 30, 2007, we had net cash used in operations of $75,157, primarily relating to the net loss of $87,877.

No cash was provided or used by investing activities for the six months ended June 30, 2008 and no cash was provided or used by investing activities for the six months ended June 30, 2007.

$1,500 was provided by financing activities for the six months ended June 30, 2008 while $50,000 was provided for the six months ended June 30, 2007 by virtue of a note payable .

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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