Form 10-K/A
period 2007-12-31
Aventura Holdings Inc.
filed 2008-09-18
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

Aventura Holdings, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “Original Filing”), and amended August 6, 2008 to revise the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file Management’s Annual Report on Internal Control over Financial Reporting in the Original Filing.

This Amendment No. 2 amends and restates only Part II Item 9A of the Original Filing. All other portions of the March 28, 2008 Original Filing remain in effect and have not been amended to reflect subsequent events and developments. In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 2 on Form 10-K/A sets forth the complete text of Item 9A of Part II of the Registrant’s Form 10-K for the year ended December 31, 2007, as amended but should be read in conjunction with the Company’s SEC filings made subsequent to the Original Filing.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decision regarding required disclosure. Management, including the CEO and CFO, does not expect that its disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation with the participation of the Company’s management, including the CEO and CFO, of the effectiveness and design of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation and solely because of the Company’s failure to file the required Management’s Annual Report on Internal Control over Financial Reporting (“Report of Management”) in its Annual Report on Form 10-K when it was originally filed on March 28, 2008, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report on Form 10-K in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms. The Company remedied this failure in the effectiveness of its disclosure controls and procedures by amending its Annual Report on Form 10-K (Amendment No. 1) to provide the required Report of Management. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there was no control in place to insure the inclusion of a Report of Management. Subsequent to that date, the Company has enacted certain controls, through resolution, designed to insure the inclusion of such Report of Management in the future. Beyond this, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENTURA HOLDINGS, INC.

September 18, 2008	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director