Form 10-Q
period 2008-09-30
Aventura Holdings Inc.
filed 2008-10-22
CIK 878802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of October 21, 2008 was 2,790,324,194.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

AVENTURA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS:
Current Assets
Cash	$5,166	$1,153
Prepaid expense	—	1,066

Total Current Assets	5,166	2,219

Fixed Assets
Furniture & fixtures	10,500	—
Equipment	22,000	—
Less: Accumulated depreciation	(0)	—

	32,500	—

Other Assets
Intellectual property	—	200,000
Due from others	—	100
Security deposit	4,420	4,420

Total Other Assets	4,420	204,520

TOTAL ASSETS	$42,086	$206,739

LIABILITIES & SHAREHOLDERS’ EQUITY:
Liabilities:
Accounts payable and accrued expenses	$19,630	$33,205
Accrued compensation	47,484	35,000
Due to others	—	47,883

Total Liabilities	67,114	116,088

Shareholders’ Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 2,790,324,194 shares issued and outstanding as of September 30, 2008 and December 31, 2007	2,790,325	2,790,325
Preferred Stock; $0.001 par value; 10,000,000 shares authorized; 0 and 500 shares issued and outstanding as of September 30, 2008 and December 31, 2007 respectively	—	1
Additional paid in capital	(1,936,902)	(1,736,903)
Treasury stock	200,000	200,000
Accumulated deficit	(1,078,451)	(1,162,772)

Total Shareholders’ Deficit	(25,028)	90,651

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$42,086	$206,739

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Sales	$15,695	—	—	$—
Less: cost of sales	4,230	—	—	—

Gross Profit	11,465	—	—	—
Fee Income	166,894		69,845

Total Revenues	178,359	—	69,845	—
EXPENSES:
General & Administrative	94,044	130,825	35,091	48,314

Income (loss) from continuing operations	84,315	(130,825)	34,754	(48,314)
Discontinued operations	—	(120,084)	—	(48,962)

Net Income (Loss)	$84,315	$(250,909)	$34,754	$(97,276)

INCOME (LOSS) PER SHARE:
Net Income (loss) Per Common Share - Basic and Diluted	$ nil	$ (nil )	$ nil	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	2,790,324,194	3,043,443,527	2,790,324,194	3,043,443,527

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS

EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2006	3,043,443,527	$3,043,444	—	$—	$(2,210,460)	$(920,266)	$—	$(87,282)
Common stock issued in exchange for principal and accrued interest on note	146,880,667	146,881	—	—	73,558	—	—	220,439
Minority interest—Ohio Funding Group, Inc.	—	—	—	—	—	(63,653)	—	(63,653)
Treasury stock acquired in Horvath Holdings, LLC exchange	(400,000,000)	(400,000)	—	—	200,000	—	200,000	—
Preferred stock issuance in exchange for technology	—	—	500	1	199,999	—	—	200,000
Net (loss)	—	—	—	—	—	(178,847)		(178,847)

Balance at December 31, 2007	2,790,324,194	2,790,325	500	1	(1,736,903)	(1,162,766)	200,000	90,657
Preferred stock exchange for technology release	—	—	(500)	(1)	(199,999)	—	—	(200,000)
Net income	—	—	—	—	—	84,315	—	84,315

Balance at September 30, 2008	2,790,324,194	$2,790,325	—	$—	$(1,936,902)	$(1,078,451)	$200,000	$(25,028)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$84,315	$(250,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Fixed assets received in exchange for fees	(32,500)	—
(Increase) decrease in:
Prepaid expenses	(1,066)	11,004
Assets from discontinued operations	—	128,966
Increase (decrease) in:
Accounts payable	(12,837)	15,667
Accrued compensation	12,484	15,000
Due to others	(47,883)	21,500

Net cash provided by (used) in operating activities	2,513	(58,772)

Cash flows from investing activities:	—	—

Net cash provided (used) in investing activities	—	—

Cash flows from financing activities:
Proceeds from loan	1,500	50,000

Net cash provided by financing activities	1,500	50,000

Net increase in cash	4,013	(8,772)
Cash at beginning of period	1,153	25,268

Cash at end of period	$5,166	$16,496

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
	$—	$—
Interest	—	—

Income Taxes	$—	$—

Noncash investing and financing activities are as follows:
Exchange of intellectual property for preferred stock	$(200,000)	$—

Issuance of common stock	$—	$—

The accompanying unaudited notes are an integral part of these consolidated financial statements

AVENTURA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—NATURE OF ORGANIZATION

Aventura Holdings, Inc. (“Aventura”, “we”, “us”, “our”, or the “Company”) is a publicly held Fort Lauderdale, Florida based Company that operates through its two wholly owned subsidiaries Video Stream, Inc. and Amex Security, Inc. and is engaged in the information technology and surveillance sectors developing solutions to fulfill high-quality enterprise video surveillance needs. Specifically, the Company develops open standard and proprietary Internet Protocol (IP) video surveillance systems with the ability to scale to enterprise environments.

NOTE 2—GOING CONCERN

As reflected in the accompanying financial statements, the Company’s recurring losses from operations, net income (loss) of $84,315 and ($250,909) for the nine months ended September 30, 2008 and 2007 and net cash provided (used) in operations of $2,513 and ($58,772) for the nine months ended September 30, 2008 and 2007; shareholder (deficit) of ($25,028) and an accumulated (deficit) of ($1,078,451) at September 30, 2008, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

Through continued research, development, incremental acquisitions of intellectual property, product commercialization and marketing, the Company plans to unveil enterprise video surveillance products.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Revenue Recognition

The Company presents revenue in accordance with the provision of Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, which states that revenue is realized or realizable and earned when all of the following criteria are met: Persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. For the sale of goods, revenue is recognized upon delivery and acceptance. Because the goods are accepted at delivery and the Company does not accept returns on goods manufactured by other manufacturers, the Company provides no warranty for goods sold. The Company also recognizes fee income related to the development of intellectual property when services are rendered.

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

NOTE 4—INVESTMENTS

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

NOTE 5—EMPLOYMENT AGREEMENTS

As of October 21, 2008, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

On August 19, 2008, the Registrant‘s subsidiary Video Stream, Inc. entered into a 3 year salary and bonus agreement with its President and Chief Technical Officer Gerald Sliz commencing January 1, 2009. Mr. Sliz’ annual compensation will be $120,000 plus a bonus of 100 shares of the Registrant’s common stock for every $1 of Video Stream revenue. The bonus provision is designed to reward Mr. Sliz for technology he developed and brought into the Company and expires once the Registrant‘s subsidiary attains cumulative revenues of $7,500,000. In the event of a change in control of the Registrant by means of acquisition, reverse acquisition or merger, Mr. Sliz will be entitled to the maximum bonus issuance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended September 30, 2008 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

On December 27, 2007, the Company acquired certain intellectual property from IPWebTV, Inc. (an unrelated Delaware corporation) that was to be integrated into products being developed for the Company’s subsidiary. The purchase price was 500 shares of the Company’s previously unissued nonassessable convertible preferred stock. Each share of the convertible preferred stock could have been exchanged for one million shares of the Company’s common stock.

On September 30, 2008, the Company’s subsidiary and IPWebTV agreed that the Company’s direction was not consistent with the IPWebTV business model and released its rights to certain intellectual property in exchange for the return of the Company’s 500 convertible preferred shares. The Company has moved forward with a business model concentrating in the enterprise video surveillance market.

The Company retired and cancelled all 500 convertible preferred shares and has no preferred shares or other convertible securities outstanding as of this date.

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

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Sales	$15,695	—	—	$—
Less: cost of sales	4,230	—	—	—

Gross Profit	11,465	—	—	—
Fee Income	166,894		69,845

Total Revenues	178,359	—	69,845	—
EXPENSES:
General & Administrative	94,044	130,825	35,091	48,314

Income (loss) from continuing operations	84,315	(130,825)	34,754	(48,314)
Discontinued operations	—	(120,084)	—	(48,962)

Net Income (Loss)	$84,315	$(250,909)	$34,754	$(97,276)

INCOME (LOSS) PER SHARE:
Net Income (loss) Per Common Share - Basic and Diluted	$ nil	$ (nil )	$ nil	$ (nil )

Weighted Common Shares Outstanding - Basic and Diluted	2,790,324,194	3,043,443,527	2,790,324,194	3,043,443,527

REVENUES

Revenues for the nine months ended September 30, 2008 were $178,359 compared to revenues for the nine months ended September 30, 2007 of $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the nine months ended September 30, 2008 were $94,044 compared to operating expenses for the nine months ended September 30, 2007 of $130,825.

Financing expenses were $0 for the nine months ended September 30, 2008 compared to $14,619 for the nine months ended September 30, 2007.

As a result of these factors, we reported net income of $84,315 or $nil per share for the nine months ended September 30, 2008 as compared to a net (loss) of ($250,909) or ($.nil) per share for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had an accumulated deficit of $1,078,451 and liabilities exceeding assets by $25,028.

We have no material commitments for capital expenditures.

Net cash provided in operations during the nine months ended September 30, 2008 was $2,513 primarily relating to our $84,315 net income, $47,883 decrease in due to others, $32,500 of fixed assets received in exchange for fees, $12,837 decrease in accounts payable and a $12,484 increase in accrued compensation. In the comparable period of September 30, 2007, we had net cash used in operations of $58,772, primarily relating to the net (loss) of ($250,919) and $128,966 from discontinued operations.

No cash was provided or used by investing activities for the nine months ended September 30, 2008 and September 30, 2007.

$1,500 from a third party loan was used by financing activities for the nine months ended September 30, 2008 while $50,000 was provided for the nine months ended September 30, 2007 by virtue of a note payable.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A.	On December 27, 2007, the Company acquired certain intellectual property from IPWebTV, Inc. (an unrelated Delaware corporation) to be integrated into products being developed for the Company’s subsidiary IPWebTV, Inc. (a Florida corporation). The purchase price was 500 shares of the Company’s previously unissued nonassessable convertible preferred stock. Each share of the convertible preferred stock can be exchanged for one million shares of the Company’s common stock. This transaction involved non-publicly offered securities in a privately negotiated transaction with a sophisticated purchaser. As such, the Company is claiming an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

B.	On September 30, 2008, the Company’s subsidiary and IPWebTV agreed that the Company’s direction was not consistent with the IPWebTV business model and released its rights to certain intellectual property in exchange for the return of the Company’s 500 convertible preferred shares. The Company has moved forward with a business model concentrating in the enterprise video surveillance market. The Company retired and cancelled all 500 convertible preferred shares and has no preferred shares or other convertible securities outstanding as of this date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVENTURA HOLDINGS, INC.

October 21, 2008	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director