Form 10-K
period 2008-12-31
Aventura Holdings Inc.
filed 2009-03-26
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ❒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ❒  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.❒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes ❒ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on March 25, 2009 based on the closing price on that date of $0.0002 on the Over the Counter Bulletin Board was $247,308. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒	Accelerated filer ❒	Non-accelerated filer ❒	Smaller reporting company ☒
(Do not check if a smaller reporting company)

The number of shares of common stock outstanding as of March 25, 2009 was 2,800,324,194.
i

AVENTURA HOLDINGS, INC.

ii

PART I

ITEM 1.     BUSINESS

Aventura Holdings, Inc. (AVNT) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification. The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.)  The Company remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005 current management completed a reverse acquisition with the Company, changed our business focus to emerging technologies, replaced prior management and changed the Company’s name to Aventura VoIP Networks, Inc.  In October, 2005 the Company merged with Aventura Holdings, Inc. and adopted its name.

Principal Business

The Company currently operates through its two wholly owned subsidiaries Video Stream, Inc. and Amex Security, Inc. and is engaged in the information technology and surveillance sectors developing solutions to fulfill high-quality enterprise video surveillance needs.  Specifically, the Company develops open standard and proprietary Internet Protocol (IP) video surveillance systems with the ability to scale to enterprise environments.

Competition

We operate in industries which are highly competitive and dependent upon our ability to purchase intellectual property and attract qualified personnel to develop cutting-edge technology and graphical user interfaces for our products. We believe that the principal competitive factors in the video surveillance and internet broadcast markets are being first to market with new products, video quality, bandwidth consumption, compression algorithms, ease of use, price, selection and service. Each of our markets include a large number of well-capitalized competitors that have extensive experience, established distribution channels and facilities.  Additionally, some of our competitors have greater resources than us.

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

Employees

As of March 25, 2009, the Company has one full-time employee under a five year employment agreement dated May 16, 2006.  The employment agreement calls for annual remuneration of $60,000 certain fringe benefits and expense reimbursements.  The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

Name Changes

None.

Reports to Security Holders

The Company is subject to SEC proxy rules and regulations that require the Company to send proxy statements and annual reports to its security holders in connection with meetings of its shareholders.  The Company currently anticipates that it will take shareholder action by majority shareholder consent resolution in lieu of a meeting.  As a result, the Company will timely send a notice of action taken to its shareholders.  Except for periodic filings with the SEC, such as those on Forms 8-K, 10-Q and 10-K, which will also be available on the Company's website, the Company does not intend to provide reports of any other nature to security holders in the foreseeable future.

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

For the year ended December 31, 2008 our net income was $63,671. Although we believe that we are adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

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

	Bid
	High	Low
Year Ended December 31, 2008:
First Quarter	$0.0013	$0.0005
Second Quarter	$0.0007	$0.0003
Third Quarter	$0.0009	$0.0002
Fourth Quarter	$0.0006	$0.0002

Year Ended December 31, 2007:
First Quarter	$0.0580	$0.0003
Second Quarter	$0.0010	$0.0004
Third Quarter	$0.0040	$0.0003
Fourth Quarter	$0.0015	$0.0002

Year Ended December 31, 2006:
First Quarter	$0.0046	$0.0003
Second Quarter	$0.0033	$0.0011
Third Quarter	$0.0014	$0.0008
Fourth Quarter	$0.0010	$0.0005

While shares of our common stock currently trade in excess of our net asset book value, there can be no assurance, however, that our shares will continue to trade at such a premium. On March 25, 2008, the last sales price of our common stock was $0.0002. As of March 25, 2008, there were approximately 1,600 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future.

Recent Sale of Unregistered Securities

As discussed in Item 1 above, under the heading "Recent Developments," during 2007 the Company issued five hundred (500) shares of its convertible common stock  in a privately negotiated transaction.  The Company believes this issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

ITEM 6.       SELECTED FINANCIAL DATA

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended December 31, 2008 and 2007 is derived from our consolidated financial statements that have been audited by Jewett, Schwartz and Wolfe, PA, our independent registered public accounting firm.  The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the risks set forth in Item 1A hereof and our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2008 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Aventura Holdings, Inc. ("Aventura", "we", "us", "our", or the "Company") is a publicly held Miami, Florida based Company that through incremental acquisitions and research and development in the video surveillance and internet broadcast markets is geared towards launching new hardware and software products.

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

Critical Accounting Estimates and Policies

General

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Aventura's Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31	December 31	December 31
	2008	2007	2006
REVENUES
Sales	$136,595	$-	$-
Less: cost of sales	116,730	-	-
Gross Profit	19,865	-	-
Fee Income	167,469	-	-
Total Revenues	187,334	-	-
EXPENSES
General and administrative expense	126,166	178,271	102,273
Net operating income (loss) from continuing operations	61,168	(178,271)	(102,273)
OTHER EXPENSE
Finance Costs	-	-	(21,705)
Warrant expense	-	-	(250,000)
Total Other Expense	-	(178,271)	(271,705)
Loss from continuing operations before minority interest	61,168	(178,271)	(373,978)
Minority Interest - Ohio Funding	-	-	(13,305)
Income (loss) from continuing operations	61,168	(178,271)	(387,283)
Discontinued operations	-	(118,877)	(117,199)
Net gain on disposal of subsidiary	-	118,877	8,116
Income (loss) from discontinued operations	-	-	(109,083)
Net Income (Loss)	$61,168	$(178,271)	$(496,366)
LOSS PER SHARE:
Net Loss Per Common Share -Basic and Diluted	$ nil	$ (nil )	$ (nil )
Weighted Common Shares Outstanding - Basic and Diluted	2,790,443,527	3,004,608,780	2,672,338,098

REVENUES

Revenues for the year ended December 31, 2008 were $187,334 compared to revenues for the year ended December 31, 2007 of $0.

OPERATING AND OTHER EXPENSES

Operating expenses for the year ended December 31, 2008 were $126,166 compared to operating expenses for the year ended December 31, 2007 of $178,271.

Financing expenses were $0 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007.

As a result of these factors, we reported net income of $61,168 or $nil per share for the year ended December 31, 2008 as compared to a net loss of $178,271 or ($.nil) per share for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had an accumulated deficit of $1,101,022 and a working capital deficit of $83,364.

We have no material commitments for capital expenditures.

Net cash provided by operations during the year ended December 31, 2008 was $2,198 primarily relating to our $61,168 net income and $47,883 decrease in due to others.  In the comparable period of 2007, we had net cash used in operations of $22,197 primarily relating to the net loss of $178,271, a $67,518 minority interest and $376,614 in assets and $410,999 in liabilities from discontinued operations.

No cash was provided or used by investing activities for the years ended December 31, 2008 and 2007.

No cash was provided or used by financing activities for the years ended December 31, 2008 and 2007.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2008, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

The Company operates through its two wholly owned subsidiaries Video Stream, Inc. and Amex Security, Inc. and is engaged in the information technology and surveillance sectors developing solutions to fulfill high-quality enterprise video surveillance needs.  Specifically, the Company develops open standard and proprietary Internet Protocol (IP) video surveillance systems with the ability to scale to enterprise environments.  In view of our current operations and future business plans, we may also be subject to the following market risk:

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Aventura Holdings, Inc.

We have audited the accompanying balance sheets of Aventura Holdings, Inc. as of December 31, 2008 and 2007 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aventura Holdings, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

These accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
March 14, 2009

Aventura Holdings, Inc.
Consolidated Balance Sheets
December 31,

	2008	2007
ASSETS:

Current Assets
Cash	$3,351	$1,153
Prepaid expense	-	1,066
Total Current Assets	3,351	2,219
Fixed Assets
Furniture and equipment	32,500	-
Less: accumulated depreciation	(1,160)	-
Total Fixed Assets	31,340	-
Other Assets
Due from related party	-	100
Intellectual property	-	200,000
Security deposit	4,420	4,420
Total Other Assets	4,420	204,520
TOTAL ASSETS	$39,111	$206,739
LIABILITIES & SHAREHOLDERS' DEFICIT:
Current Liabilities:
Accounts payable	$27,383	$33,205
Accrued compensation	59,332	35,000
Due to related party	-	47,883
Total Current Liabilities	86,715	116,088
Total Liabilities	86,715	116,088
Shareholders' Equity (Deficit):
Common Stock; $0.001 par value; 5,000,000,000 shares authorized; 2,790,443,527 shares issued and outstanding December 31, 2008 and December 31, 2007	2,790,325	2,790,325
Preferred Stock; $0.001 par value; 10,000,000 shares authorized; 0 and 500 shares issued and outstanding December 31, 2008 and December 31, 2007	-	1
Additional Paid in Capital	(1,936,907)	(1,736,903)
Treasury Stock	200,000	200,000
Accumulated Deficit	(1,101,022)	(1,162,772)
Total Shareholders' Equity (Deficit)	(47,604)	90,651
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$39,111	$206,739

The accompanying notes are an integral part of these Consolidated Financial Statements.

Aventura Holdings, Inc.
Consolidated Statements of Operations

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31	December 31	December 31
	2008	2007	2006
REVENUES
Sales	$136,595	$-	$-
Less: cost of sales	116,730	-	-
Gross Profit	19,865	-	-
Fee Income	167,469	-	-
Total Revenues	187,334	-	-
EXPENSES
General and administrative expense	126,166	178,271	102,273
Net operating income (loss) from continuing operations	61,168	(178,271)	(102,273)
OTHER EXPENSE
Finance Costs	-	-	(21,705)
Warrant expense	-	-	(250,000)
Total Other Expense	-	(178,271)	(271,705)
Loss from continuing operations before minority interest	61,168	(178,271)	(373,978)
Minority Interest - Ohio Funding	-	-	(13,305)
Income (loss) from continuing operations	61,168	(178,271)	(387,283)
Discontinued operations	-	(118,877)	(117,199)
Net gain on disposal of subsidiary	-	118,877	8,116
Income (loss) from discontinued operations	-	-	(109,083)
Net Income (Loss)	$61,168	$(178,271)	$(496,366)
LOSS PER SHARE:
Net Loss Per Common Share -Basic and Diluted	$ nil	$ (nil )	$ (nil )
Weighted Common Shares Outstanding - Basic and Diluted	2,790,443,527	3,004,608,780	2,672,338,098

The accompanying notes are an integral part of these Consolidated Financial Statements.

Aventura Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$61,168	$(178,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,160	-
Minority interest	-	(67,518)
Consulting fees paid with Company stock	-	220,439
(Increase) decrease in:
Prepaid expense	1,066	9,938
Security deposits	-	(4,520)
Assets from discontinued operations	-	376,614
Accounts payable	(5,833)	(45,763)
Accrued expenses	(7,480)	30,000
Liabilities from discontinued operations	-	(410,999)
Due to others	(47,883)	47,883
Net cash (used) in operating activities	2,198	(22,197)
Cash flows from investing activities	-	-
Cash flows from financing activities	-	-
Net increase (decrease) in cash	2,198	(22,197)
Cash at beginning of period	1,153	23,350
Cash at end of period	$3,351	$1,153
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-
Noncash investing and financing activities are as follows:
Common stock issued in exchange for principal and accrued interest on note	$-	$220,439
Preferred stock exchange for IPTV technology	$(199,999)	$199,999

The accompanying notes are an integral part of these Consolidated Financial Statements.

Aventura Holdings, Inc.
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Common Stock Issuable		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings(Accumulated Deficit)	Treasury Stock	Total
Balance at December 31, 2005	2,019,657,813	$2,019,658	300,000,000	$300,000	$-	$-	$(2,297,951)	$(356,382)	$-	$(334,675)
Common stock issuable in exchange for portfolio company (Aventura Networks LLC) acquisition	-	-	325,000,000	325,000	-	-	(325,000)	-	-	-
Common stock issued pursuant to stock purchase agreement	300,000,000	300,000	-	-			61,272	-	-	361,272
Antidilution shares issued to the acquiror	625,000,000	625,000	(625,000,000)	(625,000)	-	-	-	-	-	-
Common stock reimbursements by Company's majority shareholder for prior management's improper issuances	(301,214,286)	(301,214)	-	-	-	-	301,214	-	-	-
Common stock issued for Company's investment in Ohio Funding Group, Inc.	200,000,000	200,000	-	-	-	-	(100,000)	-	-	100,000
Warrant issued to Horvath Holdings, LLC							250,000		-	250,000
Common stock issued for Company's investment in Ohio Funding Group, Inc.	200,000,000	200,000	-	-	-	-	(100,000)		-	100,000
Minority interest - Ohio Funding							-	(67,518)	-	(67,518)
Net loss	-	-	-	-	-	-	-	(496,366)	-	(496,366)
Balance at December 31, 2006	3,043,443,527	$3,043,444	-	$-	-	$-	(2,210,465)	$(920,266)	$-	$(87,287)
Common stock issued in Exchange for Principal and Accrued Interest on Note	146,880,667	146,881	-	-	-	-	73,558			220,439
Minority interest - Ohio Funding								(63,653)		(63,653)
Tresury Stock Acquired in Horvath Holdings Exchange	(400,000,000)	(400,000)	-	-	-	-	200,000		200,000	-
Preferred Stock Issuance in Exchange for IPTV Technology	-	-	-	-	500	1	199,999			199,999
Net loss	-	-	-	-	-	-	-	(178,271)	-	(178,271)
Balance at December 31, 2007	2,790,324,194	2,790,325	-	-	500	1	(1,736,908)	(1,162,190)	200,000	91,227
Preferred Stock Exchange for IPTV Technology	-	-	-	-	(500)	(1)	(199,999)			(199,999)
Net loss	-	-	-	-	-	-	-	61,168	-	61,168
Balance at December 31, 2008	2,790,324,194	$2,790,325	-	$-	-	$-	(1,936,907)	$(1,101,022)	$200,000	$(47,604)

The accompanying notes are an integral part of these Consolidated Financial Statements.

AVENTURA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION

Aventura Holdings, Inc. (AVNT) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification. The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.)  The Company remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005 current management completed a reverse acquisition with the Company, changed our business focus to emerging technologies, replaced prior management and changed the Company’s name to Aventura VoIP Networks, Inc.  In October, 2005 the Company merged with Aventura Holdings, Inc. and adopted its name.

The Company currently operates through its two wholly owned subsidiaries Video Stream, Inc. and Amex Security, Inc. and is engaged in the information technology and surveillance sectors developing solutions to fulfill high-quality enterprise video surveillance needs.  Specifically, the Company develops open standard and proprietary Internet Protocol (IP) video surveillance systems with the ability to scale to enterprise environments.

 NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses from operations, net income of $61,168 for the year ended December 31, 2008 and net cash provided by operations of $2,198 for the year ended December 31, 2008; a working capital deficit of $83,364, a stockholders' deficiency of $47,604 and an accumulated deficit of $1,101,022 at December 31, 2008, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

Our ability to continue as a going concern is dependent on the ability to further implement our business plan, raise capital, and generate revenues. We presently do not have sufficient revenues to cover our incurred expenses. Our management recognizes that we must generate additional resources to enable us to pay our obligations as they come due and that we must ultimately successfully implement our business plan and achieve profitable operations. We cannot assure you that we will be successful in any of these activities. Should any of these events not occur, our financial condition will be materially adversely affected.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of Aventura Holdings, Inc. and its wholly owned subsidiaries Amex Security, Inc. and Video Stream, Inc. (collectively “Aventura”).

Basis of Presentation

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

On May 16, 2006 and October 1, 2006 the Company acquired a controlling interest in and consolidated Ohio Funding Group, Inc. into the Company’s financial statements by virtue of our May 16, 2006 and October 1, 2006 30% and 30% respective investments in Ohio’s outstanding common stock.   On November 6, 2007 Ohio ceased operating as a subsidiary of the Company and Ohio’s activity is portrayed in the financial statements as discontinued operations.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and other debt approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2008 and 2007.

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

Minority Interest

The net income of the Company's former consolidated subsidiary, Ohio Funding Group, Inc. is reflected in the consolidated statements of operations from May 16, 2006 to November 5, 2007.  From May 16, 2006 through September 30, 2006 the Company owned 30% of Ohio Funding, from October 1, 2006 to September 23, 2007 the Company owned 60% of Ohio Funding and from September 24, 2007 through November 5, 2007 the Company owned 99.2% of Ohio Funding.  On November 6, 2007 Ohio ceased operating as a subsidiary of the Company and Ohio’s activity is portrayed in the financial statements as discontinued operations.  After initially accounting for our investment in Ohio Funding utilizing the equity method of accounting, the Company retroactively restated its investment on a consolidated basis subtracting the minority interest in net assets and net income from the consolidated balance sheet and income statement.

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

Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2008, 2007 and 2006, diluted loss per share is the same as basic loss per share since the effect of all common stock equivalents was anti-dilutive due to the net loss. At December 31, 2007 there were no shares issued that were considered to be dilutive securities that will dilute future earnings per share.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2008, the Company had $3,351 in United States bank deposits. The Company has not experienced any losses in such accounts through December 31, 2008.

Recent Accounting Pronouncements

NOTE-SFAS 163 and FSP FAS 117-1 need only be included if applicable to particular client.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its consolidated financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for all Endowment Funds

In August 2008, the FASB issued FSP FAS No. 117-1, “Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act (“UPMIFA”), and Enhanced Disclosures for all Endowment Funds.”  The intent of this FSP is to provide guidance on the net asset classification of donor-restricted endowment funds.  The FSP also improves disclosures about an organization’s endowment funds, both donor-restricted and board-designated, whether or not the organization is subject to the UPMIFA.  FSP FAS No. 117-1 is effective for fiscal years ending after December 31, 2008.  Earlier application is permitted provided that annual financial statements for that fiscal year have not been previously issued.  The Company is currently assessing the impact for FSP FAS No. 117-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 also clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities to increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of SFAS No. 163.  Except for those disclosures, earlier application is not permitted.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.”  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 4 - INVESTMENTS

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

NOTE 5 EMPLOYMENT AGREEMENT

As of March 25, 2009, the Company has one full-time employee under a five year employment agreement dated May 16, 2006.  The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement.  The employee is not represented by a union and the Company believes the relationship with the employee is good.

NOTE 6 COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 7 – STOCKHOLDERS EQUITY AND LIABILITY PAYABLE WITH COMMON STOCK

Preferred Stock Transactions

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

Common Stock Transactions

None.

NOTE 8 - INCOME TAXES

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2008, 2007 and 2006 due to the Company's net loss and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2008 and 2007 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2008	2007	2006
Computed "expected" tax benefit	$21,648	$(44,568)	$(132,536)
State income taxes	3,184	(8,914)	(19,491)
Change in deferred tax asset valuation	(24,832)	53,482	152,027

	$-	$-	$-
Deferred tax assets:

Net operating loss carryforward	$2,767,541	$2,828,709
Loan loss allowance	75,146	75,146

Total deferred tax assets	2,842,687	2,903,855
Less: valuation allowance	(2,842,687)	(2,903,855)

Net deferred tax asset	$-	$-

At December 31, 2008, the Company had useable net operating loss carry forwards of approximately $2,842,687 for income tax purposes, available to offset future taxable income expiring in 2022.

The valuation allowance at December 31, 2008 was $2,842,687. The net change in the valuation allowance during the year ended December 31, 2008 was a decrease of $61,168.

NOTE 9 RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

None.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company are as follows:

Name	Age	Position	Period Held
Craig A. Waltzer	46	Chairman / CEO	2005 - Current
Gerald Sliz	53	Director / CTO	2008 - Current
Jere J. Lane	53	Director	2005 - Current
Alan R. Siskind	66	Director	2008 - Current

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function. The Audit Committee is presently composed of two persons - Messrs. Josiah and Lane (Chair), each of whom is considered independent by the Board of Directors. The Company's Board of Directors has determined that Jere J. Lane is the "audit committee financial expert" as defined under Item 407 of Regulation S-K of the 1934 Act. Messrs. Josiah and Lane each meet the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Craig A. Waltzer; age 47; Chief Executive Officer Director and Chairman

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

Jere J. Lane; age 54; Director and Chairman of the Audit Committee

Mr. Lane was elected Director and Chairman of the audit committee in 2005.  Mr. Lane practiced as a partner, sole practitioner and tax manager of certified public accounting firms.  Mr. Lane graduated from Florida International University with a Bachelors of Arts in Business Administration in 1980 and was admitted by the state of Florida Board of Accountancy in 1983.

Gerald Sliz; age 53; Director and Chief Technical Officer

On August 19, 2008, the Board of Directors appointed 53 year old Gerald Sliz as its Chief Operating Officer. Mr. Sliz was previously elected as a Director of the Registrant and is President and Chief Technology Officer of the Registrant’s subsidiary Video Stream, Inc. (formerly known as IPWebTV, Inc.)

Mr. Sliz’ most recent experience has been as Chief Technical Officer engaged in the design and implementation of video surveillance hardware and software for Aventura Technologies, Inc. (an unrelated company). Mr. Sliz was also Director of Information Technology at Social Service Coordinators where he was responsible for the design and implementation of their core processing systems and diverse software development. Mr. Sliz has held positions as President, Chief Technical Officer and Director of Information Technology and has performed system implementation and design consulting for numerous Fortune 500 companies.

Alan Siskind; age 66; Director

Mr. Siskind is an advertising executive with over forty years experience. Mr. Siskind is a graduate from the University of Kentucky and a former partner in one of Miami’s largest advertising agencies. Mr. Siskind specialized in the representation of major cruise lines, hotels, airlines, automobile dealerships and auctions. Mr. Siskind has a reputation and a proven track record of using his marketing expertise to build companies. Mr. Siskind is an independent director.

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

Code of Ethics

The Board has adopted a Code of Ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer that is available on the Company's website at www.aventura-holdings.com.  Future amendments to the Code of Ethics and any waivers thereto will be posted on the Company's website pursuant to the option set forth in Item 5.05(c) of Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:

Name	Fiscal Year	Salary	All other Compensation
Craig A. Waltzer	2008	$60,000	$-
	2007	60,000	-
	2006	32,500	-
Gerald Sliz	2008	-	-
	2007	-	-
	2006	-	-
Jere J. Lane	2008	-	-
	2007	-	-
	2006	-	-
Alan R. Siskind	2008	-	-
	2007	-	-
	2006	-	-

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

Compensation Committee Report

The entire Board performs the functions of a compensation committee given the Company's small size.  Compensation matters involving the Company's chief executive officer, Craig A. Waltzer, have been made by the Board after Mr. Waltzer's recusal from discussions and votes on such matter.  The Board has recommended that the compensation discussion and analysis be included in this Annual Report on Form 10-K.  The members of the Board participating in this analysis are as follows:  Alan R. Siskind and Jere Lane.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 2009, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. As of such date, Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 owns the largest block of our outstanding securities. The Trustee is a former spouse of Craig A. Waltzer, our Chief Executive Officer, and for that reason, while the Trustee must act in the manner she alone deems appropriate in her sole and exclusive discretion, this prior affiliation is disclosed.

		Amount and Nature of	Percent of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Class
Common Stock	Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004	1,488,785,714 Shares Direct Ownership	53.36%
	962 Blue Ridge Avenue
	Atlanta, Georgia 30306

Common Stock	American Dealer Enterprise Group, LLC	146,880,667 Shares Direct Ownership	5.26%
	25505 West 12 Mile Road, Suite 3000
	Southfield, Michigan 48034-8316

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.  Jere Lane and Sean Josiah, both members of the Company's audit committee, are considered independent applying these tests.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2008 and 2007 and reviews of the consolidated financial statements included in the Company's Forms 10-K for fiscal 2008 and 2007 were approximately $10,000 and $10,000 respectively.

AUDIT-RELATED FEES

For fiscal 2008 and 2007 the auditors billed $0 and $0 respectively relating to assistance with SEC comment responses. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0, $0 and $0 for fiscal 2008, 2007 and 2006, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2008 and 2007 were $0 and $0, respectively.

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

AVENTURA HOLDINGS, INC.

Date: March 25, 2009	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director