Form 10-Q
period 2009-03-31
Aventura Holdings Inc.
filed 2009-05-15
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 33-42498

AVENTURA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2025 NE 198 Terrace, Miami, Florida 33179
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

The number of shares of common stock outstanding as of May 14, 2009 was 2,800,324,194.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

AVENTURA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS:
Current Assets
Cash	$188	$3,351
Accounts receivable	92,450	-
Total Current Assets	92,638	3,351

Fixed Assets
Furniture and equipment	32,500	32,500
Less: accumulated depreciation	(2,320)	(1,160)
	30,180	31,340

Other Assets
Security deposit	-	4,420
Total Other Assets	-	4,420

TOTAL ASSETS	$122,818	$39,111

LIABILITIES & SHAREHOLDERS' DEFICIT:

Liabilities:
Accounts payable	$82,668	$27,383
Accrued compensation	55,290	59,332
Total Liabilities	137,958	86,715

Shareholders' Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares
authorized; 2,800,324,194 shares issued and outstanding
as of March 31, 2009 and 2,790,324,194 shares issued and
outstanding as of December 31, 2008	2,800,325	2,790,325
Additional paid in capital	(1,941,907)	(1,936,907)
Treasury stock	200,000	200,000
Accumulated deficit	(1,073,558)	(1,101,022)

Total Shareholders' Deficit	(15,140)	(47,604)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$122,818	$39,111

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUES:
Sales	$95,466	$-
Less: cost of sales	58,604	-
Gross Profit	36,862	-

Fee Income	3,468	69,283

Total Revenues	40,330	69,283

EXPENSES:
General & Administrative	12,866	29,213

Net Income	$27,464	$40,070

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$ nil	$ nil

Weighted Common Shares Outstanding -
Basic and Diluted	2,800,324,194	2,790,324,194

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS (DEFICIT)
 (UNAUDITED)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2007	2,790,324,194	$2,790,325	500	$1	$(1,736,908)	$(1,162,190)	$200,000	$91,228

Preferred Stock Exchange for IPTV Technology	-	-	(500)	(1)	(199,999)	-	-	(200,000)

Net income	-	-	-	-	-	61,168	-	61,168

Balance at December 31, 2008	2,790,324,194	2,790,325	-	-	(1,936,907)	(1,101,022)	200,000	(47,604)

Common share issuance pursuant to registration
statement	10,000,000	10,000	-	-	(5,000)	-	-	5,000

Net income	-	-	-	-	-	27,464	-	27,464

Balance at March 31, 2009	2,800,324,194	$2,800,325	-	$-	$(1,941,907)	$(1,073,558)	$200,000	$(15,140)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CAH FLOWS
MARCH 31, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$27,464	$40,070
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	1,160	-

(Increase) decrease in:
Accounts receivable	(92,450)	-
Prepaid expenses	-	(2,495)
Due from others	-	100
Security deposit	4,420	-

Increase (decrease) in:
Accounts payable	55,285	(8,537)
Accrued compensation	(4,042)	15,000
Due to related party	-	(46,383)

Net cash (used) in operating activities	(8,163)	(2,245)

Cash flows from investing activities:	-	-

Net cash provided (used) in investing activities	-	-

Cash flows from financing activities:

Proceeds from share issuance	5,000	-
Proceeds from related party	-	1,500

Net cash provided by financing activities	5,000	1,500

Net increase in cash	(3,163)	(745)

Cash at beginning of period	3,351	1,153

Cash at end of period	$188	$408

Supplemental Disclosure of Cash Flow Information:
	-
Cash paid during the period for:

Interest	$-	$-
Income Taxes	$-	$-

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$-	$-
Issuance of common stock	$5,000	$-

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

Aventura Holdings, Inc. (“Aventura”, “we”, “us”, “our”, or the “Company”) is a publicly held Miami, Florida based Company that through its subsidiaries is engaged in the video surveillance and internet broadcast markets.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s past recurring losses from operations, net income of $27,464 and $40,070 for the three months ended March 31, 2009 and 2008 and net cash used in operations of $ 8,163 and $2,245 for the three months ended March 31, 2009 and 2008; shareholder’s deficit of $15,140 and an accumulated deficit of $ 1,073,558 at March 31, 2009, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2008 annual financial statements of Aventura Holdings, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008’s annual financial statements.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

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

NOTE 5 - EMPLOYMENT AGREEMENTS

As of May 14, 2009, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUES:
Sales	$95,466	$-
Less: cost of sales	58,604	-
Gross Profit	36,862	-

Fee Income	3,468	69,283

Total Revenues	40,330	69,283

EXPENSES:
General & Administrative	12,866	29,213

Net Income	$27,464	$40,070

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$ nil	$ nil

Weighted Common Shares Outstanding -
Basic and Diluted	2,800,324,194	2,790,324,194

The accompanying unaudited notes are an integral part of these consolidated financial statements.

REVENUES

Sales for the three months ended March 31, 2009 were $95,466 compared to sales for the three months ended March 31, 2008 of $0. Fee income for the three months ended March 31, 2009 were $3,468 compared to fee income for the three months ended March 31, 2008 of $69,283.

OPERATING AND OTHER EXPENSES

Operating expenses for the three months ended March 31, 2009 were $12,866 compared to operating expenses for the three months ended March 31, 2008 of $29,213.

Financing expenses were $0 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2007.

As a result of these factors, we reported net income of $27,464 or $nil per share for the three months ended March 31, 2009 as compared to  net income of $40,070 or $.nil per share for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had liabilities exceeding assets by $15,140 and an accumulated deficit of $1,073,558.

We have no material commitments for capital expenditures.

Net cash used in operations during the three months ended March 31, 2009 was $8,163 primarily relating to our $27,464 net income, $92,450 increase in accounts receivable and $55,285 increase in accounts payable. In the comparable period of March 31, 2008, we had net cash used in operations of $2,245 primarily relating to our $40,070 net income and $46,383 repayment of debt.

No cash was provided or used by investing activities for the three months ended March 31, 2009 and no cash was provided or used by investing activities for the three months ended March 31, 2008.

$5,000 was provided by financing activities for the three months ended March 31, 2009 by the issuance of common stock while $1,500 was provided for the three months ended March 31, 2008 by virtue of a related party.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission Rules and Forms.

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are legal actions that have arisen in the ordinary course of business and are pending against the Company.   Management believes, after reviewing such actions with counsel, that the outcome of pending actions will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole, although no assurances can be given.  No material amounts for any losses from litigation which may ultimately occur have been recorded in the consolidated financial statements, as management believes that any such losses are not probable.

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

AVENTURA HOLDINGS, INC.

May 14, 2009	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director