Form 10-Q
period 2009-06-30
Aventura Holdings Inc.
filed 2009-08-11
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 33-42498

AVENTURA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2650 Biscayne Boulevard, Miami, Florida 33137
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

The number of shares of common stock outstanding as of August 11, 2009 was 2,800,324,194.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial statements

AVENTURA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS:
Current Assets
Cash	$2,662	$3,351
Accounts receivable	-	-
Total Current Assets	2,662	3,351

Fixed Assets
Furniture and equipment	32,500	32,500
Less: accumulated depreciation	(3,480)	(1,160)
	29,020	31,340

Other Assets
Security deposit	-	4,420
Total Other Assets	-	4,420

TOTAL ASSETS	$31,682	$39,111

LIABILITIES & SHAREHOLDERS' DEFICIT:

Liabilities:
Accounts payable	$25,668	$27,383
Accrued compensation	49,415	59,332
Total Liabilities	75,083	86,715

Shareholders' Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares
authorized; 2,800,324,194 shares issued and outstanding
as of June 30, 2009 and 2,790,324,194 shares issued and
outstanding as of December 31, 2008	2,800,325	2,790,325
Additional paid in capital	(1,941,907)	(1,936,907)
Treasury stock	200,000	200,000
Accumulated deficit	(1,101,819)	(1,101,022)

Total Shareholders' Deficit	(43,401)	(47,604)

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$31,682	$39,111

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES:
Sales	$95,466	$15,695	$-	$15,695
Less: cost of sales	58,604	4,230	-	4,230
Gross Profit	36,862	11,465	-	11,465

Fee Income	15,943	97,049	12,475	27,766

Total Revenues	52,805	108,514	12,475	39,231

EXPENSES:
General & Administrative	53,602	58,953	40,736	29,740

Net Income	$(797)	$49,561	$(28,261)	$9,491

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$ (nil)	$ nil	$ (nil)	$ nil

Weighted Common Shares Outstanding -
Basic and Diluted	2,800,324,194	2,790,324,194	2,800,324,194	2,790,324,194

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS (DEFICIT)

	Common Stock		Preferred Stock		Additional	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Stock	Total

Balance at December 31, 2007	2,790,324,194	$2,790,325	500	$1	$(1,736,908)	$(1,162,190)	$200,000	$91,228

Preferred Stock Exchange for IPTV Technology	-	-	(500)	(1)	(199,999)	-	-	(200,000)

Net income	-	-	-	-	-	61,168	-	61,168

Balance at December 31, 2008	2,790,324,194	2,790,325	-	-	(1,936,907)	(1,101,022)	200,000	(47,604)

Common share issuance pursuant to registration
statement	10,000,000	10,000	-	-	(5,000)	-	-	5,000

Net loss	-	-	-	-	-	(797)	-	(797)

Balance at June 30, 2009	2,800,324,194	$2,800,325	-	$-	$(1,941,907)	$(1,101,819)	$200,000	$(43,401)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
 (UNAUDITED)

	For the Six Months Ended
	June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$(797)	$49,561
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	2,320

(Increase) decrease in:
Accounts receivable	-	-
Prepaid expenses	-	(1,066)
Due from others	-
Security deposit	4,420	-

Increase (decrease) in:
Accounts payable	(1,715)	(642)
Accrued compensation	(9,917)	15,000
Due to related party	-	(47,956)

Net cash (used) in operating activities	(5,689)	14,897

Cash flows from investing activities:	-	-

Net cash provided (used) in investing activities	-	-

Cash flows from financing activities:

Proceeds from share issuance	5,000	-
Proceeds from related party	-	1,500

Net cash provided by financing activities	5,000	1,500

Net increase in cash	(689)	16,397

Cash at beginning of period	3,351	1,153

Cash at end of period	$2,662	$17,550

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$-	$-
Income Taxes	$-	$-

Noncash investing and financing activities are as follows:
Common stock issued in conjunction with acquisitions	$-	$-
Issuance of common stock	$5,000	$-

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s past recurring losses from operations, net loss of $797 and net income of $49,561for the six months ended June 30, 2009 and 2008 and net cash used in operations of $5,689 and generated in operations of $14,897 for the six months ended June 30, 2009 and 2008; shareholder’s deficit of $43,401 and an accumulated deficit of $ 1,101,819 at June 30, 2009, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2008 annual financial statements of Aventura Holdings, Inc. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008’s annual financial statements.

Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

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

NOTE 5 - EMPLOYMENT AGREEMENTS

As of August 11, 2009, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized as follows:

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 is not expected to have a material impact on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The implementation of FSP FAS No. 157-4 did not have a material on the Company’s consolidated financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted.  The implementation of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s consolidated financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The implementation of FSP FAS No. 107-1 did not have a material impact on the Company’s consolidated financial position and results of operations.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an otherthan- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements.

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

           In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its consolidated financial position and results of operations.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The implementation of FSP FAS No. 142-3 is not expected to have a material impact on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

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

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six	For the Six	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES:
Sales	$95,466	$15,695	$-	$15,695
Less: cost of sales	58,604	4,230	-	4,230
Gross Profit	36,862	11,465	-	11,465

Fee Income	15,943	97,049	12,475	27,766

Total Revenues	52,805	108,514	12,475	39,231

EXPENSES:
General & Administrative	53,602	58,953	40,736	29,740

Net Income	$(797)	$49,561	$(28,261)	$9,491

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$ (nil)	$ nil	$ (nil)	$ nil

Weighted Common Shares Outstanding -
Basic and Diluted	2,800,324,194	2,790,324,194	2,800,324,194	2,790,324,194

The accompanying unaudited notes are an integral part of these consolidated financial statements.

REVENUES

Sales for the six months ended June 30, 2009 were $95,466 compared to sales for the six months ended June 30, 2008 of $0. Fee income for the six months ended June 30, 2009 were $15,943 compared to fee income for the six months ended June 30, 2008 of $97,049.

OPERATING AND OTHER EXPENSES

Operating expenses for the six months ended June 30, 2009 were $53,602 compared to operating expenses for the six months ended June 30, 2008 of $58,953.

Financing expenses were $0 for the six months ended June 30, 2009 compared to $0 for the six months ended June 30, 2008.

As a result of these factors, we reported net income of $27,464 or $nil per share for the six months ended June 30, 2009 as compared to  net income of $40,070 or $.nil per share for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had liabilities exceeding assets by $43,401 and an accumulated deficit of $1,101,819.

We have no material commitments for capital expenditures.

Net cash used in operations during the six months ended June 30, 2009 was $5,689. In the comparable period of June 30, 2008, we had net cash generated by operations of $14,897.

No cash was provided or used by investing activities for the six months ended June 30, 2009 and no cash was provided or used by investing activities for the six months ended June 30, 2008.

$5,000 was provided by financing activities for the six months ended June 30, 2009 by the issuance of common stock while $1,500 was provided for the six months ended June 30, 2008 by virtue of a related party.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

AVENTURA HOLDINGS, INC.

August 11, 2009	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director