Form 10-Q
period 2009-09-30
Aventura Holdings Inc.
filed 2009-11-16
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding as of November 16, 2009 was 3,150,210,132.

AVENTURA HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.                  Financial statements

AVENTURA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS:

Current Assets
Cash	$1,289	$3,351
Accounts receivable	25,000	-
Total Current Assets	26,289	3,351

Fixed Assets
Furniture and equipment	32,500	32,500
Less: accumulated depreciation	(4,640)	(1,160)
	27,860	31,340

Other Assets
Security deposit	-	4,420
Total Other Assets	-	4,420

TOTAL ASSETS	$54,149	$39,111

LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT):

Liabilities:
Accounts payable	$-	$27,383
Accrued compensation	34,656	59,332
Total Liabilities	34,656	86,715

Shareholders' Equity (Deficit):
Common Stock; $0.001 par value; 5,000,000,000 shares
authorized; 3,150,210,132 shares issued and outstanding
as of September 30, 2009 and 2,790,324,194 shares issued
and outstanding as of December 31, 2008	3,150,211	2,790,325
Additional paid in capital	(2,216,793)	(1,936,907)
Treasury stock	200,000	200,000
Accumulated deficit	(1,113,925)	(1,101,022)

Total Shareholders' Equity (Deficit)	19,493	(47,604)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$54,149	$39,111

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine		For the Nine	For the Three		For the Three
	Months Ended		Months Ended	Months Ended		Months Ended
	September 30,		September 30,	September 30,		September 30,
	2009		2008	2009		2008
	(unaudited)		(unaudited)	(unaudited)		(unaudited)

REVENUES:
Sales	$95,466		$15,695	$-		$-
Less: cost of sales	58,604		4,230	-		-
Gross Profit	36,862		11,465	-		-

Fee Income	48,398		166,894	32,455		69,845

Total Revenues	85,260		178,359	32,455		69,845

EXPENSES:
General & Administrative	98,163		94,044	44,561		35,091

Net Income	$(12,903)		$84,315	$(12,106)		$34,754

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$ (nil	)	$ nil	$ (nil	)	$ nil

Weighted Common Shares Outstanding -
Basic and Diluted	3,150,210,132		2,790,324,194	3,150,210,132		2,790,324,194

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS (DEFICIT)
 (UNAUDITED)

		Common Stock		Preferred Stock	Additional	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Stock	Total

Balance at December 31, 2007	2,790,324,194	$2,790,325	500	$1	$(1,736,908)	$(1,162,190)	$200,000	$91,228

Preferred Stock Exchange for IPTV Technology	-	-	(500)	(1)	(199,999)	-	-	(200,000)

Net income	-	-	-	-	-	61,168	-	61,168

Balance at December 31, 2008	2,790,324,194	2,790,325	-	-	(1,936,907)	(1,101,022)	200,000	(47,604)

Common share issuance pursuant to registration
statement	359,885,938	359,886	-	-	(279,886)	-	-	80,000

Net loss	-	-	-	-	-	(12,903)	-	(12,903)

Balance at September 30, 2009	3,150,210,132	$3,150,211	-	$-	$(2,216,793)	$(1,113,925)	$200,000	$19,493

The accompanying unaudited notes are an integral part of these consolidated financial statements.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CAH FLOWS
 (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$(12,903)	$84,315
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	3,480
Fixed assets received in exchange for fees		(32,500)

(Increase) decrease in:
Accounts receivable	(25,000)	-
Prepaid expenses	-	(1,066)
Due from others	-
Security deposit	4,420	-

Increase (decrease) in:
Accounts payable	(27,383)	(12,837)
Accrued compensation	(24,676)	12,484
Due to related party	-	(47,883)

Net cash (used) in operating activities	(82,062)	2,513

Cash flows from investing activities:	-	-

Net cash provided (used) in investing activities	-	-

Cash flows from financing activities:

Proceeds from share issuance	80,000	-
Proceeds from related party	-	1,500

Net cash provided by financing activities	80,000	1,500

Net increase in cash	(2,062)	4,013

Cash at beginning of period	3,351	1,153

Cash at end of period	$1,289	$5,166

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$-	$-
Income Taxes	$-	$-

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$-	$-
Issuance of common stock	$80,000	$-
Exchange of intellectual property for preferred stock	$-	$(200,000)

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s past recurring losses from operations, net loss of $12,903 and net income of $84,315for the nine months ended September 30, 2009 and 2008 and net cash used in operations of $82,062 and generated in operations of $2,513 for the nine months ended September 30, 2009 and 2008; shareholder’s equity of $19,493 and an accumulated deficit of $ 1,113,925 at September 30, 2009, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management’s Plans

The Company has enjoyed limited success pursuing its most recent business plan. The Board of Directors has determined that it is in the best interest of the Company and its shareholders to pursue a new business strategy and undertaken investigations and discussions with certain other parties regarding alternatives. The Company has not yet reached any definitive agreements with any parties.

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

Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

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

NOTE 5 EMPLOYMENT AGREEMENTS

As of November 16, 2009, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

NOTE 6 - RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

NOTE 7 – SUBSEQUENT EVENTS

The owner of a majority of the common stock has advised the Company that it has reached an agreement for the sale of substantially all of its holdings.  This transfer, when and if it occurs, would result in a change in control that would be reflected in a Current Report under Form 8-K and other reports regarding changes in ownership.  The majority owner has further advised the Company that the new owners of a majority of the common stock would likely pursue a change in the business model for the Company which change would be more fully disclosed in a a Current Report under Form 8-K.

In connection with these discussions and pending agreements, the Company had previously agreed to pursue a ‘reverse-split’ of its common stock, on the basis of each 1,000 shares of its common stock being exchanged for a new share of stock.  The Company previously gave notice of this decision in its Information Statement under Form 14C filed with the Securities and Exchange Commission.  In that same Information Statement, the majority shareholder had consented to authority to change the name of the Company.  Notice has not yet been given to FINRA (the Financial Industry Regulatory Authority) to effectuate these two changes.

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

NOTE 9 – SALES OF REGISTERED STOCK

The Company filed a registration statement under  Form S-1 which was declared effective December 18, 2008.  Pursuant to this registration statement, the Company sold a total of 10,000,000 shares to an individual for $5,000 and a total of 349,885,938 shares to four entities for $75,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended September 30, 2009 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

None.

RESULTS OF OPERATIONS

For a discussion of factors that could impact operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.

AVENTURA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine		For the Nine	For the Three		For the Three
	Months Ended		Months Ended	Months Ended		Months Ended
	September 30,		September 30,	September 30,		September 30,
	2009		2008	2009		2008
	(unaudited)		(unaudited)	(unaudited)		(unaudited)

REVENUES:
Sales	$95,466		$15,695	$-		$-
Less: cost of sales	58,604		4,230	-		-
Gross Profit	36,862		11,465	-		-

Fee Income	48,398		166,894	32,455		69,845

Total Revenues	85,260		178,359	32,455		69,845

EXPENSES:
General & Administrative	98,163		94,044	44,561		35,091

Net Income	$(12,903)		$84,315	$(12,106)		$34,754

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$ (nil	)	$ nil	$ (nil	)	$ nil

Weighted Common Shares Outstanding -
Basic and Diluted	3,150,210,132		2,790,324,194	3,150,210,132		2,790,324,194

The accompanying unaudited notes are an integral part of these consolidated financial statements.

REVENUES

Sales for the nine months ended September 30, 2009 were $95,466 compared to sales for the nine months ended September 30, 2008 of $15695.  Fee income for the nine months ended September 30, 2009 was $48,398 compared to fee income for the nine months ended September 30, 2008 of $166,894.

OPERATING AND OTHER EXPENSES

Operating expenses for the nine months ended September 30, 2009 were $98,163 compared to operating expenses for the nine months ended September 30, 2008 of $94,044.

Financing expenses were $0 for the nine months ended September 30, 2009 compared to $0 for the nine months ended September 30, 2008.

As a result of these factors, we reported a net loss of $12,903 or $(nil) per share for the nine months ended September 30, 2009 as compared to  net income of $84,315 or $.nil per share for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had assets exceeding liabilities by $19,493 and an accumulated deficit of $1,113,925.

We have no material commitments for capital expenditures.

Net cash used in operations during the nine months ended September 30, 2009 was $82,062. In the comparable period of September 30, 2008, we had net cash generated by operations of $2,513.

No cash was provided or used by investing activities for the nine months ended September 30, 2009 and no cash was provided or used by investing activities for the nine months ended September 30, 2008.

$80,000 was provided by financing activities for the nine months ended September 30, 2009 by the issuance of common stock while $1,500 was provided for the nine months ended September 30, 2008 by virtue of a related party.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

None.

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

AVENTURA HOLDINGS, INC.

November 16, 2009	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director