Form 10-K
period 2009-12-31
Zolon Corp
filed 2010-04-13
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________ .

Commission File Number 33-42498

ZOLON CORPORATION
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

The aggregate market value of common stock held by non-affiliates of the Registrant on April 9, 2010 based on the closing price on that date of $0.50 on the Over the Counter Bulletin Board was $830,713. For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of ten percent (10%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

The number of shares of common stock outstanding as of April 9, 2010 was 3,150,211.

i

ZOLON CORPORATION

ii

PART I

ITEM 1.    BUSINESS

Zolon Corporation (ZLON) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification. The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.)  The Company remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005 current management completed a reverse acquisition with the Company, changed our business focus to emerging technologies, replaced prior management and changed the Company’s name to Aventura VoIP Networks, Inc.  In October, 2005 the Company merged with Aventura Holdings, Inc. and adopted its name.  On December 24, 2009 the Company changed its name to Zolon Corporation.

Zolon Corporation plans to expand in the Information Technology (IT) and Software enabled service areas through a series of strategic business combinations.  The Registrant intends to target company’s in the Financial Services, Health Care and Telecom sectors to create a diversified portfolio.  The Registrant is actively discussing and negotiating business acquisitions and / or combination opportunities with several targets and intends to consummate transactions in the near future to further execute our business strategy.

Principal Business

The Company is engaged in the information technology sector.

Competition

We operate in industries which are highly competitive and dependent upon our ability to purchase intellectual property and attract qualified personnel to develop cutting-edge technology and graphical user interfaces for our products. The market includes a large number of well-capitalized competitors that have extensive experience, established distribution channels and facilities.  Additionally, most of our competitors have greater resources than us.

Seasonality

We do not expect our operations to be impacted significantly from quarter to quarter by actual or threatened severe weather events and other factors unrelated to weather conditions, such as changing economic conditions.

Recent Developments

None.

Employees

As of April 9, 2010, the Company has one full-time employee under a five year employment agreement dated May 16, 2006.  The employment agreement calls for annual remuneration of $60,000 certain fringe benefits and expense reimbursements.  The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

Name Changes

The Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida to change its name to “Zolon Corporation” and to amend its articles to reflect a reverse stock split.  In connection with this name change and reverse split, the Company was assigned a new CUSIP number and has submitted this information to the Financial Industry Regulatory Authority (FINRA) requesting a new trading symbol.  Authority for this action was pursuant to Board authorization as described in the Information Statement filed under Form Def-14C on November 4, 2009 and mailed to shareholders but the date for effective action was left to the Board’s discretion.

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

For the year ended December 31, 2009 our net income was $63,671. Although we believe that we are adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

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

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The holders of a majority of the outstanding shares of our issued and outstanding common stock, par value $0.001 per share (“Common Stock”), representing a majority of our voting power, have consented to and given our board of directors the authority to take “Approved Actions” pursuant to a written consent in lieu of a meeting, to wit: (i) the appointment of the Board of Directors for the coming year; (ii) the appointment of the independent registered accounting firm to audit and certify and report on the finances of the Company for the coming year; and (iii) the reverse split of our shares of common stock.

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

	Bid
	High	Low
Year Ended December 31, 2009:
First Quarter	$0.5000	$0.2000
Second Quarter	$0.5000	$0.2000
Third Quarter	$1.0000	$0.3000
Fourth Quarter	$0.7000	$0.3000

Year Ended December 31, 2008:
First Quarter	$1.3000	$0.5000
Second Quarter	$0.7000	$0.3000
Third Quarter	$0.9000	$0.2000
Fourth Quarter	$0.6000	$0.2000

Year Ended December 31, 2007:
First Quarter	$5.8000	$0.3000
Second Quarter	$1.0000	$0.4000
Third Quarter	$4.0000	$0.3000
Fourth Quarter	$1.5000	$0.2000

While shares of our common stock currently trade in excess of our net asset book value, there can be no assurance, however, that our shares will continue to trade at such a premium. On April 9, 2010, the last sales price of our common stock was $0.50. As of April 9, 2010, there were approximately 1,600 holders of record of our common stock.

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

ITEM 6.    SELECTED FINANCIAL DATA

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended December 31, 2009 and 2007 is derived from our consolidated financial statements that have been audited by Jewett, Schwartz and Wolfe, PA, our independent registered public accounting firm.  The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, which are incorporated herein by reference, in order to further understand the factors that may affect the comparability of the financial data presented below.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the risks set forth in Item 1A hereof and our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Form 10-K for the year ended December 31, 2009 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Zolon Corporation ("Zolon", "we", "us", "our", or the "Company") is a publicly held Miami, Florida based Company engaged in the information technology sector.

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

Critical Accounting Estimates and Policies

General

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of Zolon's Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

	For the Year	For the Year
	Ended	Ended
	December 31	December 31
	2009	2008

REVENUES

Sales	$95,465	$136,595
Less: cost of sales	58,604	116,730

Gross Profit	36,861	19,865

Fee Income	73,398	167,469

Total Revenues	110,259	187,334

EXPENSES

General and administrative expense	140,456	126,166

Net operating income (loss) from continuing operations	(30,197)	61,168

OTHER EXPENSE

Finance Costs	-	-
Warrant expense	-	-
Total Other Expense	-	-

Loss from continuing operations before
minority interest	(30,197)	61,168

Minority Interest - Ohio Funding	-	-

Income (loss) from continuing operations	(30,197)	61,168

Discontinued operations	-	-
Net gain on disposal of subsidiary	-	-

Income (loss) from discontinued operations	-	-

Net Income (Loss)	$(30,197)	$61,168

LOSS PER SHARE:

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.01)	$0.02

Weighted Common Shares Outstanding -
Basic and Diluted	2,921,874	2,790,444

REVENUES

Revenues for the year ended December 31, 2009 were $110,260 compared to revenues for the year ended December 31, 2008 of $187,334.

OPERATING AND OTHER EXPENSES

Operating expenses for the year ended December 31, 2009 were $140,456 compared to operating expenses for the year ended December 31, 2008 of $126,166.

Financing expenses were $0 for the year ended December 31, 2009 compared to $0 for the year ended December 31, 2008.

As a result of these factors, we reported a net loss of $30,197 or $(0.01) per share for the year ended December 31, 2009 as compared to net income of $61,168or $0.02 per share for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had an accumulated deficit of $1,131,219 and a working capital deficit of $24,501.

We have no material commitments for capital expenditures.

Net cash used by operations during the year ended December 31, 2009 was $83,345 primarily relating to our pay-down of debt.  In the comparable period of 2008, we had net cash provided in operations of $2,198 primarily relating to $61,168 in net income and $47,883 decrease in due to others.

$80,000 was provided by investing activities for the year ended December 31, 2009 pursuant to issuance of common stock.   No cash was provided or used by investing activities for the year ended December 31, 2008.

No cash was provided or used by financing activities for the years ended December 31, 2009 and 2008.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of December 31, 2009, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Zolon Corporation

We have audited the accompanying balance sheets of Zolon Corporation as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zolon Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida
April 2, 2010

Zolon Corporation
Consolidated Balance Sheets
December 31,

	2009	2008

ASSETS:

Current Assets
Cash	$6	$3,351

Total Current Assets	6	3,351

Fixed Assets
Furniture and equipment	32,500	32,500
Less: accumulated depreciation	(5,800)	(1,160)

Total Fixed Assets	26,700	31,340

Other Assets
Security deposit		4,420

Total Other Assets	-	4,420

TOTAL ASSETS	$26,706	$39,111

LIABILITIES & SHAREHOLDERS' DEFICIT:
Current Liabilities:
Accounts payable	$10,000	$27,383
Accrued compensation	14,507	59,332

Total Current Liabilities	24,507	86,715

Total Liabilities	24,507	86,715

Shareholders' Equity (Deficit):
Common Stock; $0.001 par value; 5,000,000,000 shares
authorized; 3,150,211 and 2,790,325 shares issued and outstanding
December 31, 2009 and December 31, 2008	3,150,211	2,790,325
Additional Paid in Capital	(2,216,793)	(1,936,907)
Treasury Stock	200,000	200,000
Accumulated Deficit	(1,131,219)	(1,101,022)

Total Shareholders' Equity (Deficit)	2,199	(47,604)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$26,706	$39,111

The accompanying notes are an integral part of these Consolidated Financial Statements.

Zolon Corporation
Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31	December 31
	2009	2008

REVENUES

Sales	$95,465	$136,595
Less: cost of sales	58,604	116,730

Gross Profit	36,861	19,865

Fee Income	73,398	167,469

Total Revenues	110,259	187,334

EXPENSES

General and administrative expense	140,456	126,166

Net operating income (loss) from continuing operations	(30,197)	61,168

OTHER EXPENSE

Finance Costs	-	-
Warrant expense	-	-
Total Other Expense	-	-

Loss from continuing operations before
minority interest	(30,197)	61,168

Minority Interest - Ohio Funding	-	-

Income (loss) from continuing operations	(30,197)	61,168

Discontinued operations	-	-
Net gain on disposal of subsidiary	-	-

Income (loss) from discontinued operations	-	-

Net Income (Loss)	$(30,197)	$61,168

LOSS PER SHARE:

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.01)	$0.02

Weighted Common Shares Outstanding -
Basic and Diluted	2,921,874	2,790,444

The accompanying notes are an integral part of these Consolidated Financial Statements.

Zolon Corporation
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:

Net income (loss)	$(30,197)	$61,168
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	4,640	1,160

(Increase) decrease in:
Prepaid expense	-	1,066
Security deposits	4,420	-
Accounts payable	(17,383)	(5,833)
Accrued expenses	(44,825)	(7,480)
Due to others	-	(47,883)

Net cash (used) in operating activities	(83,345)	2,198

Cash flows from investing activities:		-

Common stock issued pursuant to registration statement	80,000	-

Cash flows from financing activities	-	-

Net increase (decrease) in cash	(3,345)	2,198

Cash at beginning of period	3,351	1,153

Cash at end of period	$6	$3,351

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$-	$-
Income Taxes	$-	$-

Noncash investing and financing activities are as follows:
Preferred stock exchange for IPTV technology	$-	$(199,999)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Zolon Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

						Retained
						Earnings
	Common Stock		Preferred Stock		Additional	(Accumulated	Treasury
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit)	Stock	Total

Balance at December 31, 2007	2,790,325	$2,790,325	500	$1	$(1,736,908)	$(1,162,190)	$200,000	$91,228

Preferred Stock Exchange for IPTV Technology	-	-	(500)	(1)	(199,999)			(200,000)

Net income	-	-	-	-	-	61,168	-	61,168

Balance at December 31, 2008	2,790,325	2,790,325	-	-	(1,936,907)	(1,101,022)	200,000	(47,604)

Common share issuance pursuant to registration statement	359,886	359,886	-	-	(279,886)			80,000

Net loss						(30,197)		(30,197)

Balance at December 31, 2009	3,150,211	$3,150,211	-	$-	$(2,216,793)	$(1,131,219)	$200,000	$2,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

ZOLON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF ORGANIZATION

Zolon Corporation (the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification. The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.)  The Company remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005 current management completed a reverse acquisition with the Company, changed our business focus to emerging technologies, replaced prior management and changed the Company’s name to Aventura VoIP Networks, Inc.  In October,2005, the Company merged with Aventura Holdings, Inc. and adopted its name.  On December 24, 2009 the Company changed its name to Zolon Corporation.

The Company is engaged in the information technology sector.

 NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company's recurring losses from operations, net loss of $30,197 for the year ended December 31, 2009 and net cash used by operations of $83,345 for the year ended December 31, 2009; a working capital deficit of $24,501, stockholders' equity of $2,199 and an accumulated deficit of $1,131,219 at December 31, 2009, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

Management's Plans

Zolon Corporation plans to expand in the Information Technology (IT) and Software enabled service zones through a series of strategic business combinations.  The Registrant aims to target company’s in the Financial Services, Health Care and Telecom sectors to create a diversified portfolio.  When the Company’s plans take shape, the Company will like to offer a full continuum of products and services that span the life cycle of technology and software applications.  The company intends to utilize both onshore and offshore delivery models to minimize costs and maximize profit. The Registrant is actively discussing and negotiating business acquisitions and / or combination opportunities with several targets and intends to consummate transactions in the near future to further execute our business strategy.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Zolon Corporation and its wholly owned subsidiaries Amex Security, Inc. and Video Stream, Inc. (collectively “Zolon”).

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

The Company recognizes interest income on notes and loans receivable in default, and records an appropriate allowance for loan loss on the resulting interest receivable.   The Company had no such notes or other receivables as of December 31, 2009 or 2008.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon. Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. The range of estimated useful lives to be used to calculate depreciation for principal items of property and equipment are as follow:

Depreciation/
Amortization
Asset Category	Period
Furniture and Fixture	5 Years
Computer equipment	3 Years

Finance Charges

The Company recognizes finance charges as income in a manner consistent with the provisions of the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires the Company to recognize finance charges under the interest method such that revenue is recognized on a level yield basis based upon forecasted cash flows. As the forecasted cash flows change, the Company would prospectively adjust the yield upwards for positive changes but would recognize impairment for negative changes in the current period.

The Company derived its revenues from finance charges and administration fees earned as a result of funding consumer loans.   The Company had no such revenue as of December 31, 2009 and 2008.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts payable and other debt approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2009 and 2008.

The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of December 31, 2009, we did not have any level 1 instrument.

•
Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. As of December 31, 2009, we did not have any level 2 instruments.

•
Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of December 31, 2009, we did not have any level 3 instruments.

Long-Lived Assets

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". Impairment is the condition that exists when the carrying amount of a long-lived asset (asset group) exceeds its fair value. An impairment loss is recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.   The Company had no such assets as of December 31, 2009 and 2008.

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

Revenue Recognition

The Company recognizes revenues in accordance with the guidance in the Securities and Exchange Commission Staff Accounting Bulletin 104. Revenue is recognized when persuasive evidence of an arrangement exists, as services are provided and when collection of the fixed or determinable selling price is reasonable assured.   The Company had no revenues as of December 31, 2009 and 2008.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For 2009, 2008 and 2007, diluted net income (loss) per share is the same as basic net income (loss) per share since the effect of all common stock equivalents was anti-dilutive. At December 31, 2009 there were no shares issued that were considered to be dilutive securities that will dilute future earnings per share.

Concentrations

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. At December 31, 2009, the Company had $6 in United States bank deposits. The Company has not experienced any losses in such accounts through December 31, 2009.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162”. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASU). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted.   The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

Other ASUs not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s (consolidated) financial position or results of operations.

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

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

The Company has fixed assets as of December 31, 2009 and 2008 as follows:

	December 31,	December 31,
	2009	2008

Furniture and equipment	$32,500	$32,500
Accumulated depreciation	(5,800)	(1,160)

Total	$26,700	$31,340

Depreciation Expense is $4,640 and $1,160 for December 31, 2009 and 2008, respectively.

NOTE 6 COMMITMENTS AND CONTINGENCIES

Employment Agreement

As of December 31, 2009, the Company has one full-time employee under a five year employment agreement dated May 16, 2006.  The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement.  The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

Common Stock Transactions

The Company filed a registration statement under  Form S-1 which was declared effective December 18, 2008.  Pursuant to this registration statement, the Company sold a total of 10,000,000 shares to an individual for $5,000 and a total of 349,885,938 shares to four entities for $75,000 during 2009.

NOTE 8 - INCOME TAXES

There was no income tax expense or benefit for federal and state income taxes in the consolidated statement of operations for years 2009 or 2008 due to the Company's past losses and valuation allowance on the resulting deferred tax asset.

The actual tax expense differs from the "expected" tax expense for the years ended December 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	2009	2008	2007

Computed "expected" tax benefit	$8,455	$21,648	$(44,568)
State income taxes	1,510	3,184	(8,914)
Change in deferred tax asset valuation	(7,392)	(24,832)	53,482

	$2,573	$-	$-

Deferred tax assets:

Net operating loss carryforward	$2,858,906	$2,828,709
Loan loss allowance	75,146	75,146

Total deferred tax assets	2,934,052	2,903,855
Less: valuation allowance	(2,934,052)	(2,903,855)

Net deferred tax asset	$-	$-

At December 31, 2009, the Company had useable net operating loss carry forwards of approximately $2,926,256 for income tax purposes, available to offset future taxable income expiring in 2023.

The valuation allowance at December 31, 2009 was $2,926,256. The net change in the valuation allowance during the year ended December 31, 2009 was a increase of $22,401.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2009, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.  The information related to basic and diluted earnings per share is as follows:

	December 31,
	2009		2008
Numerator:
Continuing operations:
Income from continuing operations	$	(30,197)	$61,168
Effect of dilutive convertible debt		--	--
Total	$	(30,197)	$61,168

Discontinued operations
Loss from discontinued operations		--	--

Net income (loss)	$	(30,197)	$61,168

Denominator:
Weighted average number of shares outstanding – basic and diluted		2,921,874	2,790,444

EPS:
Basic:
Continuing operations	$	(0.01)	$0.02
Discontinued operations		0.00	0.00
Net income/(loss)	$	(0.01)	$0.02

Diluted
Continuing operations	$	(0.01)	$0.02
Discontinued operations		0.00	0.00
Net income/(loss)	$	(0.01)	$0.02

NOTE 11 - INTERNAL CONTROL

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

·         provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

·         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company are as follows:

Name	Age	Position	Period Held

Craig A. Waltzer	48	Chairman / CEO	2005 - Current
Gerald Sliz	54	Former Director / CTO	2008 - 2009
Jere J. Lane	54	Former Director	2005 - 2009
Alan R. Siskind	Deceased	Former Director	2008 - 2009

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function. The Audit Committee was chaired by Mr. Lane who was considered independent by the Board of Directors. The Company's Board of Directors has determined that Jere J. Lane was the "audit committee financial expert" as defined under Item 407 of Regulation S-K of the 1934 Act. Mr. Lane met the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Craig A. Waltzer; age 48; Chief Executive Officer Director and Chairman

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

Jere J. Lane; age 54; Director and Chairman of the Audit Committee

Mr. Lane was elected Director and Chairman of the audit committee in 2005.  Mr. Lane practiced as a partner, sole practitioner and tax manager of certified public accounting firms.  Mr. Lane graduated from Florida International University with a Bachelors of Arts in Business Administration in 1980 and was admitted by the state of Florida Board of Accountancy in 1983.  On September 21, 2009, the term ended for the Company’s Board of Directors.  Mr.  Lane did not seek additional tenure as a Board member and his service to the Company ceased.  There was no disagreement or ancillary circumstance surrounding Mr. Lane’s departure.

Gerald Sliz; age 54; Director and Chief Technical Officer

On August 19, 2009, the Board of Directors appointed 54 year old Gerald Sliz as its Chief Operating Officer. Mr. Sliz was previously elected as a Director of the Registrant and is President and Chief Technology Officer of the Registrant’s subsidiary Video Stream, Inc. (formerly known as IPWebTV, Inc.)

On September 21, 2009, the term ended for the Company’s Board of Directors.  Mr.  Sliz did not seek additional tenure as a Board member and his service to the Company ceased.  There was no disagreement or ancillary circumstance surrounding Mr. Sliz’s departure.

Alan Siskind; Deceased; Director

Mr. Siskind was an advertising executive with over forty years experience. Mr. Siskind was a graduate from the University of Kentucky and a former partner in one of Miami’s largest advertising agencies.

On September 21, 2009, the term ended for the Company’s Board of Directors.  Mr.  Siskind did not seek additional tenure as a Board member and his service to the Company ceased.  There was no disagreement or ancillary circumstance surrounding Mr. Siskind’s departure.

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

ITEM 11.      EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:

	Fiscal		All other
Name	Year	Salary	Compensation

Craig A. Waltzer	2009	$60,000	$-
	2008	60,000	-
	2007	60,000	-
Gerald Sliz	2009	-	-
	2008	-	-
	2007	-	-
Jere J. Lane	2009	-	-
	2008	-	-
	2007	-	-
Alan R. Siskind	2009	-	-
	2008	-	-
	2007	-	-

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

Compensation Committee Report

The entire Board performs the functions of a compensation committee given the Company's small size.  Compensation matters involving the Company's chief executive officer, Craig A. Waltzer, have been made by the Board after Mr. Waltzer's recusal from discussions and votes on such matter.  Mr. Waltzer's employment agreement with the Company is current and there was no discussion regarding this matter.  The Board has recommended that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 9, 2010, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group. As of such date, Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust UTD March 29, 2004 owns the largest block of our outstanding securities. The Trustee is a former spouse of Craig A. Waltzer, our Chief Executive Officer, and for that reason, while the Trustee must act in the manner she alone deems appropriate in her sole and exclusive discretion, this prior affiliation is disclosed.

	Amount and Nature of	Percent of
Name and Address of Beneficial Owner	Beneficial Ownership	Class

Melissa Apple, Trustee of the Maria Lopez Irrevocable Trust	1,488,786 Shares Direct Ownership	47.26%
UTD March 29, 2004
Atlanta, Georgia 30306

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2009 and 2008 and reviews of the consolidated financial statements included in the Company's Forms 10-K for fiscal 2009 and 2008 were approximately $10,000 and $10,000 respectively.

AUDIT-RELATED FEES

For fiscal 2009 and 2008 the auditors billed $0 and $0 respectively relating to assistance with SEC comment responses. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0, $0 and $0 for fiscal 2009, 2008 and 2007, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2009 and 2008 were $0 and $0, respectively.

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

ZOLON CORPORATION

Date: April 12, 2010	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director