Form 10-Q
period 2010-03-31
Zolon Corp
filed 2010-05-11
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

The number of shares of common stock outstanding as of May 11, 2010 was 3,150,211.

ZOLON CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

ZOLON CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS:
Current Assets
Cash	$1,286	$6
Total Current Assets	1,286	6

Fixed Assets
Furniture and equipment	32,500	32,500
Less: accumulated depreciation	(6,960)	(5,800)
	25,540	26,700

TOTAL ASSETS	$26,826	$26,706

LIABILITIES & SHAREHOLDERS' DEFICIT:

Liabilities:
Accounts payable	$10,000	$10,000
Accrued compensation	22,007	14,507
Total Liabilities	32,007	24,507

Shareholders' Deficit:
Common Stock; $0.001 par value; 5,000,000,000 shares
authorized; 3,150,211 shares issued and outstanding
as of March 31, 2010 and December 31, 2009	3,150,211	3,150,211
Additional paid in capital	(2,216,793)	(2,216,793)
Treasury stock	200,000	200,000
Accumulated deficit	(1,138,599)	(1,131,219)

Total Shareholders' Deficit	(5,181)	2,199

TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$26,826	$26,706

The accompanying unaudited notes are an integral part of these consolidated financial statements.

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)

REVENUES:
Sales	$-	$95,466
Less: cost of sales	-	58,604
Gross Profit	-	36,862

Fee Income	11,725	3,468

Total Revenues	11,725	40,330

EXPENSES:
General & Administrative	19,105	12,866

Net Income	$(7,380)	$27,464

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$(0.0023)	$0.0098

Weighted Common Shares Outstanding -
Basic and Diluted	3,150,211	2,800,324

The accompanying unaudited notes are an integral part of these consolidated financial statements.

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS (DEFICIT)
 (UNAUDITED)

	Common Stock		Additional	Accumulated	Treasury
	Shares	Amount	Paid In Capital	Deficit	Stock	Total

Balance at December 31, 2008	2,790,325	$2,790,325	$(1,936,907)	$(1,101,022)	$200,000	$(47,604)

Common share issuance pursuant to registration
statement	359,886	359,886	(279,886)	-	-	80,000

Net (loss)	-	-	-	(30,197)	-	(30,197)

Balance at December 31, 2009	3,150,211	3,150,211	(2,216,793)	(1,131,219)	200,000	2,199

Net (loss)	-	-	-	(7,380)		(7,380)

Balance at March 31, 2010	3,150,211	$3,150,211	$(2,216,793)	$(1,138,599)	$200,000	$(5,181)

The accompanying unaudited notes are an integral part of these consolidated financial statements.

ZOLON CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income (loss)	$(7,380)	$27,464
Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation	1,160	1,160

(Increase) decrease in:
Accounts receivable	-	(92,450)
Security deposit	-	4,420

Increase (decrease) in:
Accounts payable	-	55,285
Accrued compensation	7,500	(4,042)

Net cash provided by (used) in operating activities	1,280	(8,163)

Cash flows from investing activities:	-	-

Net cash provided (used) in investing activities	-	-

Cash flows from financing activities:

Proceeds from share issuance	-	5,000

Net cash provided by financing activities	-	5,000

Net increase in cash	1,280	(3,163)

Cash at beginning of period	6	3,351

Cash at end of period	$1,286	$188

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$-	$-
Income Taxes	$-	$-

Noncash investing and financing activities are as follows:
Common stock issued inconjunction with acquisitions	$-	$-
Issuance of common stock	$-	$-

The accompanying unaudited notes are an integral part of these consolidated financial statements.

ZOLON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF ORGANIZATION

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s past recurring losses from operations, net loss of $7,380 and net income of $27,464 for the three months ended March 31, 2010 and 2009 and net cash provided by operations of $1,280 and used in operations of $8,163 for the three months ended March 31, 2010 and 2009; shareholder’s deficit of $5,181 and an acumulated deficit of $ 1,138,599 at March 31, 2010, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2009 annual financial statements of Zolon Corporation All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2009’s annual financial statements.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

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

In October 2009, the FASB issued updated guidance on multiple-deliverable revenue arrangements. Specifically, the guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also establishes a hierarchy for determining the selling price of a deliverable, which is based on vendor-specific objective evidence; third-party evidence; or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements will also be required. The new guidance is effective for revenue arrangements entered into or materially modified on and after January 1, 2011. The Company does not expect the application of this new standard to have a significant impact on its consolidated financial statements.

Consolidations: In December 2009, the FASB issued ASU No. 2009-17 (formerly Statement No. 167), “Consolidations (Topic 810) – Improvements to Financial Reporting for Enterprises involved with Variable Interest Entities”. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities (QSPEs) that are currently excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-17 did not have an impact on our financial condition, results of operations, or disclosures.

Accounting for Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16 (formerly Statement No. 166), “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets”. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for QSPEs and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. ASU 2009-16 did not have an impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 which is intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 5 EMPLOYMENT AGREEMENTS

As of May 11, 2010, the Company has one full-time employee under a five year employment agreement commencing May 16, 2006. The employment agreement calls for annual remuneration of $60,000, certain fringe benefits and expense reimbursement. The employee is not represented by a union and the Company believes the relationship with the employee is good.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended March 31, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)

REVENUES:
Sales	$-	$95,466
Less: cost of sales	-	58,604
Gross Profit	-	36,862

Fee Income	11,725	3,468

Total Revenues	11,725	40,330

EXPENSES:
General & Administrative	19,105	12,866

Net Income	$(7,380)	$27,464

LOSS PER SHARE:

Net Income (loss) Per Common Share -
Basic and Diluted	$(0.0023)	$0.0098

Weighted Common Shares Outstanding -
Basic and Diluted	3,150,211	2,800,324
The accompanying unaudited notes are an integral part of these consolidated financial statements.

REVENUES

Sales for the three months ended March 31, 2010 were $0 compared to sales for the three months ended March 31, 2009 of $95,466. Fee income for the three months ended March 31, 2010 were $11,725 compared to fee income for the three months ended March 31, 2009 of $3,468.

OPERATING AND OTHER EXPENSES

Operating expenses for the three months ended March 31, 2010 were $19,105 compared to operating expenses for the three months ended March 31, 2009 of $12,866.

Financing expenses were $0 for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.

As a result of these factors, we reported net loss of $7,380 or $(0.0023) per share for the three months ended March 31, 2010 as compared to  net income of $27,464 or $0.0098 per share for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had liabilities exceeding assets by $5,181 and an accumulated deficit of $1,138,599.

We have no material commitments for capital expenditures.

Net cash provided by operations during the three months ended March 31, 2010 was $1,280 primarily relating to our $11,725 fee income and a $7,500 increase in accrued compensation. In the comparable period of March 31, 2009, we had net cash used in operations of $8,163 primarily relating to our $92,450 increase in accounts receivable and $55,285 increase in accounts payable.

No cash was provided or used by investing activities for the three months ended March 31, 2010 and no cash was provided or used by investing activities for the three months ended March 31, 2009.

$5,000 was provided by financing activities for the three months ended March 31, 2009 by the issuance of common stock.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of March 31, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZOLON CORPORATION

May 11, 2010	By:	/s/ Craig A. Waltzer
Craig A. Waltzer
Chief Executive Officer, President, and Director