Form 10-Q
period 2010-06-30
Zolon Corp
filed 2010-08-19
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 11, 2010 was 33,150,250.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOLON CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009

Assets:
Current assets:
Cash	$128,032	$1,286
Accounts receivable	5,342,668
Other current assets	5,077
Total current assets	5,475,777	1,286

Fixed assets:
Furniture & fixtures, net	-	25,540
Total fixed assets	-	25,540

Other assets:
Goodwill	3,282,675	-
Unbilled revenue	133,347
Total other assets	3,416,022	-

Total assets	$8,891,799	$26,826

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$97,466
Accrued payroll	30,403
Other	8,703	10,000
Current notes payable	3,217,832	22,007
Accounts receivable factoring	3,373,697
Total current liabilities	6,728,101	32,007

Total liabilities	6,728,101	32,007

Stockholder's equity (deficit)
Common stock	3,182,211	3,150,211
Treasury stock	200,000	200,000
Additional paid in capital	(329,793)	(2,216,793)
Accumulated deficit	(888,720)	(1,138,599)
Total stockholders' equity(deficit)	2,163,698	(5,181)

Total liabilities and stockholders' equity (deficit)	$8,891,799	$26,826

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue	$4,324,814	$12,475	$4,336,539	$111,409

Cost of revenue	3,648,096		3,648,096	58,604

Gross margin	676,718	12,475	688,443	52,805

Operating expenses

Selling, general & administrative	199,862	40,736	218,967	53,602
			-

Total operating expenses	199,862	40,736	218,967	53,602

Income from operations	$476,856	$(28,261)	$469,476	$(797)

Interest expenses	226,978

Net income	249,878	(28,261)	469,476	(797)

Net income (loss) per common share-basic & diluted	0.0071	nil	0.0134	nil

Weighted common shares outstanding -basic and diluted	35,150,211	2,800,324,194	35,150,211	2,790,324,194

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS (DEFICIT)

	Common Stock
			Additional	Accumulated	Treasury
	Shares	Amount	Paid in Capital	Deficit	Stock	Total

Balance at March 31, 2010	3,150,211	$3,150,211	$(2,216,793)	$(1,138,599)	$200,000	$(5,181)

Common shares issuance pursuant
to acquisitions	32,000,000	$32,000	$1,887,000		$-	$1,919,000

Net Income				$249,879		$249,879

Balance at June 30, 2010	35,150,211	3,182,211	(32,793)	(888,720)	200,000	2,163,698

ZOLON CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010		2009

Cash flows from operating activities:
Net income (loss)		$249,878	$(797)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation			$2,320

(Increase) decrease in:
Accounts receivable		$(5,342,668)
Other current assets		$(5,077)

Security deposit			$4,420

Increase (Decrease) in:
Accounts payable		$97,466	$(1,715)
Accrued compensation		30,403	$(9,917)
Notes payable and other current liabilities		$6,568,225
Net cash (used) in operating activities		$1,598,227	$(5,689)

Cash flows from investing activities: Change in other assets, (Goodwill)		$(3,416,022)
Disposition of fixed assets,net		25,541
Net cash provided (used) in investing activities		$(3,390,481)
Cash flows from financing activities:
Proceeds from share issuance		$1,919,000	$5,000
Proceeds from debt issuance	$
Proceeds from accounts receivable factoring	$
Net cash provided by financing activites		$1,919,000	$5,000

Net increase in cash		$126,746	$(689)
Cash at beginning of period		$1,286	$3,351

Cash at end of period		$128,032	$2,662
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$226,978
Income taxes

Noncash investing and financing activities are as follows:
Common stock issued in conjunction with acquisitions		$1,919,000

ZOLON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Zolon Corporation (ZLON) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification. The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.)  The Company remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005 current management completed a reverse acquisition with the Company, changed our business focus to emerging technologies, replaced prior management and changed the Company’s name to Aventura VoIP Networks, Inc.  On December 24, 2009 the Company changed its name to Zolon Corporation.  In May 2010, The Company changed its primary business model as indicated in that certain Current Report under Form 8-K filed May 27, 2010.

NOTE 2 – ACQUISITIONS

On May 21, 2010, the Company entered into an agreement with StoneGate Holdings, Inc (Seller) to acquire 100% of the shares of two entities owned by the Seller.  The purchase was consummated on May 28, 2010 and it was agreed that the Company would effectuate the acquisition establishing ownership and operation control of the Seller’s two entities effective April 1, 2010.

The beginning balance sheets of the acquired entities at 4/1/2010 were:

VSG Acquisition Corp
Cash	$11,200
Accounts receivable	4,957,138
Other current assets	38,772
Other assets	2,614,013
Total Assets	$7,621,123

Liabilites
Accounts payable	$7,043
Other current	7,350
Short term notes payable	6,106,730
Total Liabilities	$6,121,123
Equity	1,500,000
Total Liabilities & Equity	$7,621,123

Resource Mine Acquisition
Cash	$-
Accounts receivable	37,299
Other current assets	-
Other assets	718,085
Total Assets	$755,384

Liabilites
Accounts payable	$88,333
Other current	-
Short term notes payable	248,051
Total Liabilities	$336,384
Equity	419,000
Total Liabilities & Equity	$755,384

Goodwill recorded on the company’s books on April 1, 2010 was $2,564,590 and $718,085 for VSG Acquisition Corp and Resource Mine Acquisition, respectively.

Management’s Plans

Zolon Corporation is presently focused in the Information Technology (IT) and Software enabled service areas which it has begun to enter through a series of strategic business combinations.  The Company intends to target companies in the Financial Services, Health Care and Telecom sectors to create a diversified portfolio.  The Company continues to actively pursue and negotiate for business acquisitions and/or combination opportunities with several targets and intends to consummate transactions in the near future to further execute our business strategy.

The summary of business intentions set forth in the Current Report under Form 8-K filed May 27, 2010 is incorporated herein by reference and these Notes should be read in light thereof.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim reporting

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the December 31, 2009 annual financial statements of Zolon Corporation.  All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2009’s annual financial statements.

Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standard Update No. 2010-12. “Income Taxes” (Topic 740). ASU No.2010-12 amends FASB Accounting Standard Codification subtopic 740-10 Income Taxes to include paragraph 740-10-S99-4. On March 30, 2010 The President signed the Health Care & Education Affordable Care Act reconciliation bill that amends its previous Act signed on March 23, 2010. FASB Codification topic 740, Income Taxes, requires the measurement of current and deferred tax liabilities and assets to be based on provisions of enacted tax law. The effects of future changes in tax laws are not anticipated.” Therefore, the different enactment dates of the Act and reconciliation measure may affect registrants with a period-end that falls between March 23, 2010 (enactment date of the Act), and March 30, 2010 (enactment date of the reconciliation measure). However, the announcement states that the SEC would not object if such registrants were to account for the enactment of both the Act and the reconciliation measure in a period ending on or after March 23, 2010, but notes that the SEC staff “does not believe that it would be appropriate for registrants to analogize to this view in any other fact patterns.” The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-17. “Revenue Recognition-Milestone Method” (Topic 605) ASU No.2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. An entity often recognizes these milestone payments as revenue in their entirety upon achieving a specific result from the research or development efforts. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The ASU is effective for fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update No. 2010-18. “Receivables” (Topic 310). ASU No.2010-18 provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition. Paragraph 310-30-15-6 allows acquired assets with common risk characteristics to be accounted for in the aggregated as a pool. Upon establishment of the pool, the pool becomes the unit of accounting. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans; thus all of the loans in the pool accrete at a single pool rate (based on cash flow projections for the pool). Under subtopic 310-30, the impairment analysis also is performed on the pool as a whole as opposed to each individual loan. Paragraphs 310-40-15-4 through 15-12 establish the criteria for evaluating whether a loan modification should be classified as a troubled debt restructuring. Specifically paragraph 310-40-15-5 states that “a restructuring of a debt constitutes a troubled debt restructuring for purposes of this subtopic if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider.” The ASU is effective for modification of loans accounted for within pools under subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this guidance has not had and is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4 – INVESTMENTS

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

NOTE 5 – EMPLOYMENT AGREEMENTS

As of June 30, 2010, the Company has approximately 125 employees, none of whom are under an employment agreement.  No employee is represented by a union and the Company believes the relationship with its employees is good.

NOTE 6 – RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the Regulation S-X, Article 6, with regard to affiliate investments and transactions.

The Company acquired certain assets from parties who became affiliated with the Company in connection with the transactions.  Given the process and timing, the transaction is considered a related-party transaction.

The Company licensed certain intellectual property to a related party in engage for past and current debt owed to that entity.

NOTE 7 – INTERNAL CONTROL

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

NOTE 8 – SALES OF STOCK

During the Second Quarter ending June 30, 2010, the Company sold and issued 32,000,000 shares to one entity for the rights to acquire certain assets which entity was an accredited investor, in a private transaction and therefore exempt from registration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended June 30, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RECENT DEVELOPMENTS

The Company recently completed some significant acquisitions that are reflected in the accompanying financial statements.  The significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.  These issues are as follows:

•
The financial statements being reported in this Quarterly Report are based on assets recently acquired.  The Company has a limited operating history with these assets, their management and the implementation of controls.  There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results disclosed for the recently-ended second quarter.  The risks associated with recently-acquired assets are also discussed as a risk below.

•
The transaction for the exchange of stock which resulted in the acquisition of the assets was the result of negotiations with parties who had, in connection with the transaction, had recently contractual rights to obtain a controlling interest.  In that respect, the transaction may be considered as a related-party-transaction or the result of negotiations which were not at arm’s length.  Some of the parties involved in the negotiations are also now members of management.  The risks associated with related-party-transactions are also discussed as a risk below.

•
The financing arrangements to acquire the assets are subordinated to the senior lender and may result in a default in favor of the seller of the assets.  The result of such a default would be that a related party could become a significant creditor of the Company holding a defaulted obligation which imparts greater control as a result of the default provision under such obligations.  The risks associated with the relationship of the sellers of the assets are also discussed as a risk below.

OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
	(unaudited)	(unaudited)

REVENUES:
Sales	$4,324,814	12,475-
Less: cost of sales	$3,648,096	-
Gross Profit	$676,718	-

Gross margin	$676,718	12,475

EXPENSES:
General and Administrative	$199,862	40,736
Interest and financing	226,9788

Net Income	$249,878	(28,261)

Net Income (loss) Per Common Share - $0.007
Basic and Diluted	(nil)	(nil)

Weighted Common Shares Outstanding -
Basic and Diluted	35,150,211	2,800,324

REVENUES

Sales for the three months ended June 30, 2010 were $4,324,814 compared to sales for the three months ended June 30, 2009 of $12,475.  At the beginning of the second quarter the company acquired two business entities with established customers in the Financial, Health and Telecom services industries.  The revenue generated for the second quarter is consulting income from these customers.  The $12,475 of income reported in the second quarter of 2009 is fee income.  There was no fee income in the second quarter of 2010 due to the change in the company’s business model.

OPERATING AND OTHER EXPENSES

Cost of revenue for the three months ended June 30, 2010 were $3,648,096 compared to cost of revenue for the three months ended June 30, 2009 of $0.  The increase in cost of revenue is due to the Company’s acquisition of two business entities at the beginning of the second quarter of 2010.  The cost of revenue for the second quarter 2010 consists primarily of direct labor costs of employees providing consulting services for the Company.

Selling, general & administrative expenses for the three months ended June 30, 2010 were $199,862 compared to operating expenses for the three months ended June 30, 2009 of $40,736.  The increase in operating expenses is due to the Company’s acquisition of two business entities at the beginning of the second quarter 2010.  These represent the SG&A expenses of the acquired entities for the full second quarter of 2010.

Financing expenses were $226,978 for the three months ended June 30, 2010 compared to $0 for the three months ended June 30, 2009.  The increase in financing expenses is a result of interest expense generated from an accounts receivable factoring agreement and short term debt financing.

As a result of these factors, the Company reported net income of $$49,878 or $0.007 per share for the three months ended June 30, 2010 as compared to  net income of $40,070 or $.nil per share for the three months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had assets exceeding liabilities by$2,163,698 and an accumulated deficit of $888,720.

We have no material commitments for capital expenditures.

Net cash from operations during the three months ended June 30, 2010 was $1,598,2273. In the comparable period of June 30, 2009, the Company had net cash used of of $5,689.

Cash provided  used in investing activities for the three months ended June 30, 2010 was $3,390,481 and no cash was provided or used by investing activities for the three months ended June 30, 2009.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of June 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.  From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts.  While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Recently Acquired Assets.

A significant percentage of the income of the Company is the result of performance of assets which were recently acquired in transactions discussed in this Quarterly Report.   The assets consist of relationships and contracts and employment relationships and proprietary skills and procedures to perform consulting services all of which were owned and managed and exploited by others prior to acquisition by the Company.  While the management and exploitation of similar assets are skills with which members of management have experience, the members of management have not had experience in the management and exploitation of these assets nor have the members of management operated as a team in the current Company setting.  As a result, there can be no assurance that management will be successful exploiting and managing the assets that were recently acquired.  Additionally, because the assets were recently acquired, the process of acquiring such assets, reformulating and incorporating such assets into the current environment of the Company.  The assets depend on management, sales and efforts that members of management believe they can provide  but there is can be no assurance that management will be successful in providing such management and sales expertise as promote the continued success of the assets.  Assets such as those acquired may be rendered less valuable or less productive as a result of changes in economic conditions, market conditions, client needs, technology paradigms on which consulting services are based all of which suggest that assets which performed at one level in a previous period may not continue to perform at the same level.   The lack of a legacy of history of success is a risk that the assets will not perform in the future as they did in the previous quarter.

Related Party Transactions

Sellers of assets acquired in the recent transactions discussed in this Quarterly Report are related parties as discussed elsewhere in this Quarterly Report. As a result, the related parties entered into negotiations that cannot be considered “arms-length” and therefore cannot be considered as indicative of fair market value.  Fair market value is generally defined as what a willing buyer is willing to pay a willing seller in a transaction negotiated at arm’s length, both parties being fully informed of the relevant factors.  Therefore, the price paid may not be assumed to be the fair market value for the assets and may not be assumed to correspond with the value for financing or resale if these become necessary in the future.

Subordinated Debt

The sellers of assets acquired in the recent transactions discussed in this Quarterly Report are related parties as discussed elsewhere in this Quarterly Report. The arrangement to acquire the assets included subordinated debt.  This debt is typically offered at a higher rate commensurate with the return which may include a premium being paid to the related parties above what other lenders might have charged if alternative financing had been available.  Additionally, the related parties, who hold special rights and access as a result of those relationships, are also creditors and hold the rights of creditors generally but, as a result of the fact that the debt is of a higher-risk, higher-return nature, the likelihood of default may be considered greater.  Defaults of debt generally give creditors additional rights of enforcement.  These enhanced rights will inure to the benefit of the sellers, now related parties to the Company.  The result of such a default would be that a related party could become a significant creditor of the Company holding a defaulted obligation which imparts greater control as a result of the default provision under such obligations.  The enhanced position of control would be to the detriment of the rights of other shareholders.  The relationship of the creditors should be considered in light of the rights associated with the debt and defaults and considered a risk.

We cannot assure that we will generate sufficient cash flow from operations or obtain additional financing to meet our future obligations. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the Second Quarter ending June 30, 2010, the Company sold and issued 32,000,000 shares to one entity for the rights to acquire certain agreed-upon assets to be valued at $8,376,507 by the parties, which entity was an accredited investor, in a private transaction and therefore exempt from registration.

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

ZOLON CORPORATION

August 18, 2010	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director