Form 10-Q
period 2010-09-30
Zolon Corp
filed 2010-11-15
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 33-42498

ZOLON CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2850 Golf Road, Suite 30, Rolling Meadows, IL 60008
(Address of principal executive offices)

(312) 919-4447
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of September 30, 2010 was 36,150,211.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
ZOLON CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30, 2010	December 31, 2009

Assets:
Current assets:
Cash	$(13,813)	$1,286
Accounts receivable Allowance for bad debt	6,009,298 (1,015,145)
Other current assets	(3,968)
Total current assets	4,976,372	1,286

Fixed assets:
Furniture & fixtures, net	-	25,540
Total fixed assets	-	25,540

Other assets:
Goodwill	5,911,643	-
Unbilled revenue	83,297
Total other assets	5,994,940	-

Total assets	$10,971,312	$26,826

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$221,557
Accrued payroll	378,276
Payable to seller	620,759
Other	312,705	10,000
Accrued interest	27,500
Current notes payable	3,41,684	22,007
Accounts receivable factoring	2,899,309
Total current liabilities	7,877,791	32,007

Longterm liabilities	500,000	0
Total Liabilities	8,377,791	32,007

Stockholder's equity (deficit)
Common stock	3,183,211	3,150,211
Treasury stock	200,000	200,000
Additional paid in capital	(80,793)	(2,216,793)
Accumulated deficit	(708,897)	(1,138,599)
Total stockholders' equity(deficit)	2,593,521	(5,181)

Total liabilities and stockholders' equity (deficit)	$10,971,312	$26,826

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	$5,182,887	$32,455	$9,507,701	$143,864

Cost of revenue	4,379,485		8,027,581	58,604

Gross margin	803,401	32,455	1,480,119	85,260

Operating expenses

Selling, general & administrative	309,963	44,561	509,825	98,163
			-

Total operating expenses	309,963	44,561	509,825	98,163

Income from operations	$493,439	$(12,106)	$970,295	$(12,903)

Interest expenses	313,615		540,593

Net income	179,823	(12,601)	429,701	(12,903)

Net income (loss) per common share-basic & diluted	.005	nil	0.012	nil

Weighted common shares outstanding -basic and diluted	36,150,211	2,790,324	35,400,211	3,150,210

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS (DEFICIT)

	Common Stock
			Additional	Accumulated	Treasury
	Shares	Amount	Paid in Capital	Deficit	Stock	Total

Balance at June 30, 2010	35,150,211	$3,182,211	$(329,793)	$(888,720)	$200,000	$2,163,698)

Common shares issuance pursuant
to acquisitions	1,000,000	$1,000	$249,000		$-	$250,000

Net Income				$179,823		$179,823

Balance at September 30, 2010	36,150,211	$3,183,211	$(80,793)	$(708,897)	$200,000	$2,593,521

ZOLON CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010		2009

Cash flows from operating activities:
Net income (loss)		$429,701	$(12,903)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation			$3,480

(Increase) decrease in:
Accounts receivable		$(4,994,153)	(25,000)
Other current assets		$3,968

Security deposit			$4,420

Increase (Decrease) in:
Accounts payable		$221,557	$(27,383)
Accrued compensation			$(24,676)
Notes payable and other current liabilities		$7,656,234
Net cash (used) in operating activities		$3,317,307	$(82,063)

Cash flows from investing activities: Change in other assets, (Goodwill)		$(5,994,940)
Disposition of fixed assets,net		(6,466)
Net cash provided (used) in investing activities		$(6,001,406)
Cash flows from financing activities:
Proceeds from share issuance		$2,169,000	$80,000
Proceeds from debt issuance		$500,000
Proceeds from accounts receivable factoring	$
Net cash provided by financing activites		$2,669,000	$80,000

Net increase (decrease) in cash		$(15,099)	$(2,062)
Cash at beginning of period		$1,286	$3,351

Cash at end of period		$(13,813)	$1,289
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest		$313,615
Income taxes

Noncash investing and financing activities are as follows:
Common stock issued in conjunction with acquisitions		$2,169,000	$80,000

ZOLON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Zolon Corporation (ZLON) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification. The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.)  The Company remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005, current management completed a reverse acquisition with the Company, changed our business focus to emerging technologies, replaced prior management and changed the Company’s name to Aventura VoIP Networks, Inc.  The Company owned a financing company for used-cars sales at times during this period but retained its business and assets relating to VOIP and CCTV security systems.  On December 24, 2009, the Company changed its name to Zolon Corporation.  In May 2010, The Company changed its primary business model as indicated in that certain Current Report under Form 8-K filed May 27, 2010.

NOTE 2 – ACQUISITIONS

Registrant has completed the acquisition and integration of all the assets being acquired as indicated in Form 8-K filed June 2, 2010.

The beginning balance sheet of the acquired entity at July 1, 2010 was:

Integrated Software Solutions, Inc.
Assets
Deposits	$6,825
Goodwill	1,593,175
Total Assets	$1,600,000

Liabilities
Short term note payable	$850,000
Long term note payable	500,000
Equity	250,000
Total Liabilities and Equity	$1,600,000

On May 21, 2010, the Company entered into an agreement with StoneGate Holdings, Inc (Seller) to acquire 100% of the shares of two entities owned by the Seller.  The purchase was consummated on May 28, 2010 and it was agreed that the Company would effectuate the acquisition establishing ownership and operation control of the Seller’s two entities effective April 1, 2010.

The beginning balance sheets of the acquired entities at April 1, 2010 were:

VSG Acquisition Corp
Cash	$11,200
Accounts receivable	4,957,138
Other current assets	38,772
Other assets	2,614,013
Total Assets	$7,621,123

Liabilities
Accounts payable	$7,043
Other current	7,350
Short term notes payable	6,106,730
Total Liabilities	$6,121,123
Equity	1,500,000
Total Liabilities & Equity	$7,621,123

Resource Mine Acquisition
Cash	$-
Accounts receivable	37,299
Other current assets	-
Other assets	718,085
Total Assets	$755,384

Liabilities
Accounts payable	$88,333
Other current	-
Short term notes payable	248,051
Total Liabilities	$336,384
Equity	419,000
Total Liabilities & Equity	$755,384

Goodwill recorded on the company’s books from these acquisitions at September 30, 2010 was $5,911,643.

Management’s Plans

Zolon Corporation is presently focused in the Information Technology (IT) and Software enabled service areas which it has begun to enter through a series of strategic business combinations.  The Company intends to target companies in the Financial Services, Healthcare and Telecom sectors to create a diversified portfolio.  The Company continues to actively pursue and negotiate for business acquisitions and/or combination opportunities with several targets and intends to consummate transactions in the near future to further execute its business strategy.

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

Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ended December 31, 2010.

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

NOTE 5 – EMPLOYMENT AGREEMENTS

As of September 30, 2010, the Company had approximately 185 employees, none of whom are under an employment agreement.  No employee is represented by a union and the Company believes the relationship with its employees is good.

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

In the first quarter of 2010, a prior period, the Company licensed certain intellectual property to a related party to resolve past and current debt owed to that entity and also dispose of assets which it determined to be extraneous to its core business model.

NOTE 7 – SUBSEQUENT EVENTS

As noted in the Current Report Form 8-K filed on June 2, 2010, the Company acquired certain rights to assets.  The acquisition of the assets included financing which was retired with the sale of additional securities as of October 29, 2010.  Registrant has completed integration of the acquired assets to its core business organization and the results of operations and balance sheet include those from the acquired assets as reported in Form 8-K filed on June 2, 2010.

NOTE 8 – INTERNAL CONTROL

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

NOTE 9 – SALES OF STOCK

During the Third Quarter ending September 30, 2010, the Company sold and issued 1,000,000 shares to one entity for the rights to acquire certain assets which entity was an accredited investor, in a private transaction and therefore exempt from registration.

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

OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	Months Ended	Months Ended
	Sept 30, 2010	Sept 30, 2009
	(unaudited)	(unaudited)

REVENUES:
Sales	$5,182,887	$32,455
Less: Cost of sales	$4,379,485	-
Gross Profit	$803,401	$-

Gross Margin	$803,401	$32,455

EXPENSES:
General and Administrative	$309,963	$44,651
Interest and financing	313,615

Net Income	$179,823	$(12,601)

Net Income (Loss) Per Common Share
Basic and Diluted	.005	(nil)

Weighted Common Shares Outstanding -
Basic and Diluted	36,150,211	2,790,324,194

REVENUES

Sales for the three months ended September 30, 2010 were $5,182,887 compared to sales for the three months ended June 30, 2009 of $ 32,455.  During the second and third quarters, the Company acquired three business entities with established customers in the Financial, Healthcare and Telecom services sectors.  The revenue generated for the third quarter increased over the prior year due to the consulting income received from these newly acquired business entities.  The $32,455 of income reported in the third quarter of 2009 is fee income.  There was no fee income in the third quarter of 2010 due to the change in the company’s business model.

OPERATING AND OTHER EXPENSES

Cost of revenue for the three months ended September 30, 2010 was $4,379,485 compared to cost of revenue for the three months ended September 30, 2009 of zero.  The increase in cost of revenue is due to the Company’s acquisition of three business entities during the second and third quarters of 2010.  The cost of revenue for the third quarter of 2010 consists primarily of direct labor costs of employees providing consulting services for the Company.

Selling, general & administrative expenses for the three months ended September 30, 2010 were $309,963 compared to operating expenses for the three months ended September 30, 2009 of $44,561.  The increase in operating expenses is due to the Company’s acquisition of three business entities during the second and third quarters of 2010.  These represent the SG&A expenses of the acquired entities for the full third quarter of 2010.

Financing expenses were $313,615 for the three months ended September 30, 2010 compared to zero for the three months ended September 30, 2009.  The increase in financing expenses is a result of interest expense incurred from an accounts receivable factoring agreement and short term debt financing.

As a result of the above factors, the Company reported net income of $179,823 or $0.005 per share for the three months ended September 30, 2010 as compared to  net income of $(12,106) or $.nil per share for the three months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had assets exceeding liabilities by$2,593,521and an accumulated deficit of $708,897.

The Company has no material commitments for capital expenditures.

Net cash from operations during the three months ended September 30, 2010 was $3,317,307. In the comparable period of September 30, 2009, the Company had net negative cash of $82,063.

Cash provided in investing activities for the three months ended September 30, 2010 was $6,001,406 compared to  zero  cash for the three months ended September 30, 2009.

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

The Company does not currently engage in transactions in derivative financial instruments or derivative commodity instruments. As of September 30, 2010, the Company’s financial instruments were not exposed to significant market risk due to interest rate risk, foreign currency exchange risk, commodity price risk or other relevant market risks, such as equity price risk.

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

OTC Bulletin Board

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

Penny Stock Rules

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

Changes in the law or regulations that govern us could have a material impact on us or our operations

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

No dividends

Holders of our securities will only be entitled to dividends when, as and if declared by our Board of Directors. We do not expect to have a cash surplus available for dividends in the foreseeable future.

Recently Acquired Assets

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

During the Third Quarter ending September 30, 2010, the Company sold and issued 1,000,000 shares of its common stock to one entity for additional rights to acquire certain assets, which entity was an accredited investor, sold stock in a private transaction and therefore exempt from registration.

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

ZOLON CORPORATION

November 12, 2010	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director