Form 10-Q/A
period 2010-09-30
Zolon Corp
filed 2010-11-16
CIK 878802

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

EXPLANATORY NOTE

Zolon Corporation (the “Company”) is filing this Amendment (the “Amendment”) to Form 10-Q for the quarterly period ended September 30, 2010 (the “Original 10-Q”) for the sole purpose of correcting certain transcription errors.  On the Consolidated Balance Sheet, the reference to “Current Note Payable” is has an incorrect missing digit: the amount of $ 3,417,684 was inadvertently entered as 3,41,684.  On the Consolidated Statement of Operations, both revenue and costs are increased for the nine month period ending September 30, 2010 due to transcription errors but the corresponding numbers for the three month period ending September 30, 2010 are not changed.  Except as described in this Explanatory Note, no other changes have been made to the Original 10-Q. This Amendment speaks as of the November 15, 2010 filing date of the Original 10-Q, and does not reflect any events that occurred at any date subsequent to the filing of the Original 10-Q or modify or update the disclosures therein in any way. This Amendment is intended to clarify only to the extent of the one error, the financial information which is herewith submitted as corrected.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
ZOLON CORPORATION
CONSOLIDATED BALANCE SHEETS
	September 30, 2010	December 31, 2009

Assets:
Current assets:
Cash	$(13,813)	$1,286
Accounts receivable Allowance for bad debt	6,009,298 (1,015,145)
Other current assets	(3,968)
Total current assets	4,976,372	1,286

Fixed assets:
Furniture & fixtures, net	-	25,540
Total fixed assets	-	25,540

Other assets:
Goodwill	5,911,643	-
Unbilled revenue	83,297
Total other assets	5,994,940	-

Total assets	$10,971,312	$26,826

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$221,557
Accrued payroll	378,276
Payable to seller	620,759
Other	312,705	10,000
Accrued interest	27,500
Current notes payable	3,417,684	22,007
Accounts receivable factoring	2,899,309
Total current liabilities	7,877,791	32,007

Longterm liabilities	500,000	0
Total Liabilities	8,377,791	32,007

Stockholder's equity (deficit)
Common stock	3,183,211	3,150,211
Treasury stock	200,000	200,000
Additional paid in capital	(80,793)	(2,216,793)
Accumulated deficit	(708,897)	(1,138,599)
Total stockholders' equity(deficit)	2,593,521	(5,181)

Total liabilities and stockholders' equity (deficit)	$10,971,312	$26,826

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	$5,182,887	$32,455	$9,519,426	$143,864

Cost of revenue	4,379,485		8,027,581	58,604

Gross margin	803,401	32,455	1,491,844	85,260

Operating expenses

Selling, general & administrative	309,963	44,561	528,930	98,163
			-

Total operating expenses	309,963	44,561	528,930	98,163

Income from operations	$493,439	$(12,106)	$962,915	$(12,903)

Interest expenses	313,615		540,593

Net income	179,823	(12,601)	422,321	(12,903)

Net income (loss) per common share-basic & diluted	.005	nil	0.012	nil

Weighted common shares outstanding -basic and diluted	36,150,211	2,790,324	35,400,211	3,150,210

ZOLON CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS (DEFICIT)

	Common Stock
			Additional	Accumulated	Treasury
	Shares	Amount	Paid in Capital	Deficit	Stock	Total

Balance at June 30, 2010	35,150,211	$3,182,211	$(329,793)	$(888,720)	$200,000	$2,163,698)

Common shares issuance pursuant
to acquisitions	1,000,000	$1,000	$249,000		$-	$250,000

Net Income				$179,823		$179,823

Balance at September 30, 2010	36,150,211	$3,183,211	$(80,793)	$(708,897)	$200,000	$2,593,521

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended September 30, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

REVENUES

Sales for the three months ended September 30, 2010 were $5,182,887 compared to sales for the three months ended September 30, 2009 of $32,455.  During the second and third quarters, the Company acquired three business entities with established customers in the Financial, Healthcare and Telecom services sectors.  The revenue generated for the third quarter increased over the prior year due to the consulting income received from these newly acquired business entities.  The $32,455 of income reported in the third quarter of 2009 is fee income.  There was no fee income in the third quarter of 2010 due to the change in the company’s business model.

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

ZOLON CORPORATION

November 16, 2010	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director