Form 10-K
period 2010-12-31
Zolon Corp
filed 2011-05-19
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________  to ______

Commission File Number 33-42498

QUADRANT 4 SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2850 Golf Road, Suite 30, Rolling Meadows, Illinois, 60008
(Address of principal executive offices)

(312) 919-4447
(Registrant's telephone number, including area code)

Zolon Corporation
(Former name of Registrant if changed since last report)

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
☒
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Securities Exchange Act of 1934).	Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on May 1, 2011 based on the closing price on that date of $0.40 on the Over the Counter Bulletin Board was $10,580,197.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

The number of shares of common stock outstanding as of May 1, 2011 was 41,750,492.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

QUADRANT 4 SYSTEMS CORPORATION

PART I

ITEM 1.                      BUSINESS

Quadrant 4 Systems Corporation (sometimes referred to herein as “Quadrant 4 Systems” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification.  The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.) and remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005, the Company became involved in emerging technologies, primarily VOIP and internet-based CCTV security systems, and changed the Company’s name to Aventura VOIP Networks, Inc.  In October, 2005 the Company merged with Aventura Holdings, Inc. and adopted that name.  As Aventura Holdings, Inc., the Company elected to be governed as a “business development company” (or “BDC”) under sections 55 through 64 of the Investment Company Act of 1940 with the primary focus being the ownership of its technology assets including the existing VOIP development business and later a company developing and selling CCTV camera systems for security applications.  The Company operated as a BDC through May 2006 when it filed to un-elect this status.  With the un-election, the Company ceased to be an investment company and returned to operating the businesses of its subsidiaries.  The Company acquired an interest in an automobile-sales-financing company with the rights to acquire a larger interest.  This transaction was later unwound and the Company returned to its core business in emerging technologies.  On December 24, 2009 the Florida Secretary of State accepted an amendment to our Articles of Incorporation changing our name to Zolon Corporation.  This name was chosen based upon certain planned acquisitions which never materialized.  On March 31, 2011, effective April 1, 2011, the Florida Secretary of State accepted an amendment to our Articles of Incorporation changing our name to Quadrant 4 Systems Corporation.

Principal Business

The Company is engaged in the information technology (“IT”) sector as a provider of software development, outsourcing and consulting services.  In June 2010, the Company acquired a new business involving IT consulting.  This consulting business was greater in size than the existing businesses so the opportunity was treated by the Company as a material shift in its business model and disclosed in a Current Report on Form 8-K on May 27, 2010.  That area of business is the primary focus of the Company’s business model.

Business Strategy

The Company focuses on IT and IT Enabled Services (“ITES”) market segments including consulting, products and solutions specific to Health Care, Telecommunications and Financial Services industries.  The Company has adopted this focus to take advantage of recent trends where many US corporations have deferred upgrading and implementing IT infrastructure projects during the most-recent economic downturn.  The Company believes that there is a pent-up demand for IT services that include consulting and implementation to help these clients remain efficient and competitive during the recovery time and that it will be able to rapidly grow in targeted sectors by attracting additional assets to the Company with subsequent acquisitions.  The Company intends to provide its services primarily to enterprises engaged in the Financial Services, Health Care and Telecom sectors and a service portfolio comprising, but not limited to:

•	IT Consulting
•	Managed Services
•	Software Product Architecture
•	Software Development, Maintenance and Outsourcing, and
•	Specific industry-focused Software Products and/or Technology

The core strategy utilizes the Company’s expertise in the areas of technology consulting and business-process outsourcing to provide a value-added service to customers of the Company which allows those customers to maximize their resources and, in turn, create or preserve value.  The Company offers expertise and insight regarding the use of technology and efficiency of technology, outsourcing and business processes generally.  The core strategy focuses on the business processes and maximizing utilization of technology and human capital for our customers but we do not branch out into other areas of consulting unlike certain of our larger competitors.  We believe this focus on our core strategy is better for our customers most of whom can realize substantial gains resulting from the efficiency of our services.

Technology implementation includes programming services to adopt newer technologies and update legacy systems for customers with established technology bases.  In most cases, the services require substantial hours of technically-skilled service-providers, individuals that we engage as employees and consultants to offer their talents to our customers.  Customers obtain programming services and consulting services that might not otherwise be available without the development of an infrastructure and hierarchy to implement such service-providers into their existing corporate environments.  This allows our customers to maximize the efficiency by which they can implement, adopt or acquire newer technology and newer business-process solutions without the hurdles associated with setting up or overseeing such infrastructures and hierarchies.  Thus, our business model includes both the delivery of our services and the management of the infrastructure and hierarchy that we have created for such delivery.

In the financial services sector, the Company recognizes the changing regulatory environment as well as trends in the interaction between financial services providers and their customers and the role of technology and business-process solutions.  We help our customers implement customer-relationship-management tools based on newer trends and technology.  We also help our customers develop and maintain their technology infrastructure in light of regulatory factors, more sophisticated investing markets and demands for analysis.

In the healthcare sector, the Company recognizes the changes and growth of financial responsibility providers and the complexity of the integration between healthcare providers and financial services requirements by managed care providers, insurance carriers, government agencies and others involved with the financing of healthcare services.  We help our customers integrate providing healthcare services, managing information, managing preventive health services and the increasing regulatory framework in which healthcare services are provided.  We help our customers deliver healthcare or financing for healthcare to maximize affordability and availability to the patients using technology and business-processes in the areas of records management, billing, back-office services, HIPAA-compliant information management systems and service-provision analysis.

In the telecom sector, the Company recognizes the changes and growth of wireless and cloud computing models and the needs for integration with legacy systems by both providers and customers of providers.  We help our customers with integration resulting from consolidation in the industries and the rapid evolution of technology.  We help in the design and implementation of servicing and support strategies.

Growth Strategy

The Company will continue to look for additional assets in the form of companies with deployed and differentiating  offerings and business relationships for acquisition. Key acquisition criteria  for potential acquisitions include:

•	The ability on the part of the Company to integrate the assets and broaden the products and services offering
•	The potential to realize additional performance and cost savings on post acquisition basis
•	The potential for positive leverage of the Company’s global delivery infrastructure and its current client base
•	The potential to strengthen the Company’s presence in Healthcare, Telecom and Financial service segments

Subsequent to the year ending December 31, 2010, the Company was able to complete an acquisition which included a CMM Level 5 certified global delivery center with over 300 software development resources as well as several strategic client relationships with larger customers.  This transaction demonstrates the implementation of our growth strategy with an increase in solutions offering as well as delivery infrastructure.  In future transactions, the Company hopes to continue to acquire profitable and synergistic assets but also position itself to grow organically with cross-selling and upselling opportunities.  It is anticipated that the Company will continue to seek additional acquisitions that are accretive in nature until it reaches a critical mass.

Competition

The IT services market has a large number of participants and has segmented themselves into several sectors, which include Professional Services, Consulting, Application Software, Contract Programming and Equipment companies to name just a few.  Our direct competitors include, among others, many Tier 1 service providers such as Accenture, IBM Global Services, Cap Gemini at the global level and numerous small and boutique consulting shops at the local level.  Additionally, some of our competitors have greater resources than us.  Some of the key principal competitive factors affecting our market sectors are:

•	Size and strength of balance sheet
•	Credibility and Performance
•	Track record and Reliability
•	Quality of Personnel and
•	Competitive Pricing

Seasonality

We do not expect our operations to be impacted significantly from quarter to quarter by actual or threatened severe weather events and other factors unrelated to weather conditions, such as changing economic conditions.  There is a market tradition that rate at which orders for new services are signed or committed slows during the last two months of the year but the impact of this trend is not as significant given the normal length of sales cycles and the ongoing billing throughout the year.

Recent Developments

During 2010, the Company acquired significant assets in a transaction as described in our Current Report filed under Form 8-K on June 2, 2010.  The assets related to the core business of the Company.

The core business remains in the technology sector but, from a focus on implementation of technology involving primarily hardware, the core business was shifted to consulting and implementation involving primarily software and systems engineering.  This shift in the core business was described in our Current Report filed under Form 8-K on May 27, 2010.

Employees

As of May 1, 2011, the Company has 150 full-time employees, of which 7 may be considered members of management.  Employees are employed on ‘At-will’ basis and are not covered by any employment agreement.  None of the employees are represented by a union and the Company believes the relationship with the employee is good.

Name Changes

On December 24, 2009, the Florida Secretary of State accepted an amendment to our Articles of Incorporation changing our name to Zolon Corporation (along with a reverse-split of the Company’s common stock calling for the exchange of each one thousand (1,000) shares presently issued and outstanding for one (1) new share)  Authority for this action was pursuant to Board authorization as described in the Information Statement filed under Form Def-14C on November 4, 2009 and mailed to shareholders.  The effective date for this action was March 15, 2010.

On March 31, 2011, the Florida Secretary of State accepted an amendment to our Articles of Incorporation changing our name to Quadrant 4 Systems Corporation effective April 1, 2011.  Authority for this action was pursuant to the bylaws of the Company as no change of the shares or relative rights of shareholders was caused.

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

RISK FACTORS

The purchase of securities involves significant risks and is suitable only for investors of adequate financial means who have no need for liquidity in this investment and who can afford to lose their entire investment.  Investing in common stock involves a high degree of risk. Certain risks relate to investments generally, others to our Company and our industry and others arise due to the present status of our Company but each investor should carefully consider all of the risks described below, together with all of the other information included in this statement, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face.  If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Accordingly, you should consider all of the risk factors discussed below, as well as the other information contained in this document. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.  The following risks affect our business and our Company:

RISKS ASSOCIATED WITH INVESTING IN COMMON STOCK GENERALLY

There are certain risks associated with investing in public companies generally and the markets for stock investments generally as they presently exist.  The following summarizes certain of these risks but there may be additional risks.

This is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of your investment. Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock.

For the year ended December 31, 2010 our Revenue was 15,233,596, and the Company realized earnings before calculation of taxes, depreciation and amortization of $1,449, 705.  Although we believe that we are adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that future revenues of the Company will ever be significant or that the Company's operations will ever be profitable.

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

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.  The trading price of our shares has experienced significant volatility in the past and may continue to do so in the future.  Unfavorable changes, many of which are outside of our control, could have a material adverse affect on our business, operating results, and financial condition.  These factors include, but are not limited to, the following:

•
price and volume fluctuations in the overall stock market from time to time including market conditions in the industry and the general state of the securities markets, with particular emphasis on the technology sectors of the securities markets;

•	announcements of technological innovations, development of or disputes concerning our intellectual property rights, customer orders, earnings releases or new services by us or our competitors

•	volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities ("LEAPs"), or short trading positions;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel

Our Common Stock is not traded on a National Exchange but rather the price is quoted on the OTC Bulletin Board which generally may not offer the same liquidity as exchange-traded securities.

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

If we fail to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, it could have a material adverse effect on our business, operating results and share price.

The Sarbanes-Oxley Act of 2002 imposes certain duties on us. Our efforts to comply with the requirements of Section 404, which first applied to our financial statements for 2006, have resulted in increased general and administrative expenses and a devotion of management time and attention to compliance activities, and we expect these efforts to require the continued commitment of significant resources. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. In addition, we may identify material weaknesses or significant deficiencies in our internal control over financial reporting. Failure to maintain effective internal control over financial reporting could result in investigation and/or sanctions by regulatory authorities, and could have a material adverse effect on our business and operating results, investor confidence in our reported financial information, and the market price of our shares.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. We cannot assure you that our cash flow from operations will be sufficient or that we will be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

We cannot guarantee paying dividends to our stockholders and we do not anticipate declaring or paying dividends in the immediate future.

The Company is allowed by its articles of incorporation and/or by-laws to pay dividends to its stockholders. However, there can be no guarantee the Company will have sufficient revenues to pay dividends during any period. The Company has never declared or paid any cash dividends on its common stock. We intend to make distributions at some point in the future to our stockholders out of assets legally available for distribution. However, for the foreseeable future, the Company intends to retain any earnings to finance the  development  and  expansion  of  its  business,  and it  does  not anticipate paying any cash dividends on its  common  stock in the immediate future.  We cannot assure you that we will achieve investment results that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.  Investors in need of liquidity through the payment of dividends should refrain from common stock which does not have a dividend requirement.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that any distributions to shareholders will be made by the Company or that aggregate distributions, if any, will equal or exceed the shareholders' investment in the Company.  Sales of portfolio company securities will be the principal source of distributable cash to shareholders.  The directors have absolute discretion in the timing of distributions to shareholders.

Increases in market interest rates may increase our cost of operations.

An increase in interest rates would make it more expensive to use debt to finance our operations.  As a result, a significant increase in market interest rates could increase our cost of capital, which would reduce our net income.

RISKS ASSOCIATED WITH MANAGEMENT OF COMPANIES

There are certain risks associated with the Management of the Company as it presently exists.  The following summarizes certain of these risks but there may be additional risks.

Certain principal shareholders, our officers and directors have the ability to exercise control over the Company. Inasmuch as the executive officers and directors presently own or control approximately one-third of the common stock of the Company

At the present time, the directors and executive officers and their affiliates beneficially own more than 33% of the outstanding common stock of the Company.  Most shareholder actions required organized voting to overcome such a large minority and no other voting block or group of shareholders is known to exist.  Most shareholders vote with management and, as a result, the directors and officers would likely exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Management of the Company is responsible for day-to-day operations of the Company subject to the overall approval of the Board of Directors but ultimately the decisions of management are subject to the oversight of the shareholders.  This concentration of ownership may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies.

Our present senior management team has limited experience managing a business engaged in the area of business in which we are focused.

The senior management team will evaluate, structure and negotiate terms and close contracts including acquisitions and monitor and manage contracts and subsidiaries and their abilities to perform these functions as members of management will have a significant impact on our future success.  The lack of experience of our senior management team in managing a public company in this market sector under such constraints may hinder the ability of the Company to realize the maximum value of those new business relationships and, as a result, maximize our business objectives.  We will be wholly dependent for the selection, structuring, closing and monitoring of new business relationships on the diligence and skill of our management, acting under the supervision of the Company's Board of Directors.   None of these individuals has substantial experience (based on an assumption for purposes of this paragraph as experience resulting from practice for more than a few years) working with one another.  In addition, we may engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

While we believe that our management possesses certain fundamental business skills that will increase the likelihood, on the part of the Company, to succeed, our management team does not have “years of experience” working together in the operation and management of a company in this market segment and might be considered as inexperienced when it comes to the both the day to day operations and the pursuit and negotiation of strategic business relationships.  The Company intends to rely on the general skills and business acumen of its management team as well as engaging other professionals and consultants from time to time to increase its likelihood of success but there can be no assurance of such success.

Our Management has limited experience with public companies.

While we believe that our management possesses certain fundamental business skills that will increase the likelihood, on the part of the Company, to succeed, our management team has never operated a public company as a team and must be considered as inexperienced when it comes to the both the day to day operations of a public company and the management of a business subjected to the regulatory constraints of a public company.  The Company intends to rely on the general skills and business acumen of its management team as well as engaging other professionals and consultants from time to time to insure that it gains the expertise to manage a public company and maintains regulatory compliance.

We are totally reliant on management to carry out the business model of the Company.

The nature of our business model is that the Company is wholly dependent on the diligence and skill of our management, acting under the supervision of The Company's board of directors to carry out and execute on our business model.  We are reliant on our management for both general business skills such as negotiation and financial analysis but also applying these skills to the specific needs of the Company and adapting these skills to the business model.  We may also, from time to time, engage outside consultants and professionals known to management to assist in these needs but we will be reliant on management in evaluating and monitoring such outside consultants and professionals.  We cannot assure you that we will attain our objectives under our business model.

We have provided for certain limitations of liability and indemnifications of our management.  We indemnify officers and directors to the maximum extent permitted by Florida law.

Our articles of incorporation provide for indemnification of directors, officers, employees and agents of the Company to the full extent permitted by Florida law.  While limitations of liability and indemnification are themselves limited by both Federal and state laws and evolving case-law involving corporation management, the Company has instituted provisions in its bylaws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with the affairs of the Company, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management.  Members of management are required to exercise good faith and integrity in handling the affairs of the Company.

Our success will depend upon, in great part, upon the abilities of our management.

Our Company will depend on the diligence, skill and network of business contacts of our senior management.  Therefore, our future success will depend to a significant extent on the continued service of the senior management team of our Company, the departure of any of whom, could have a material adverse effect on our ability to achieve our business objectives.  We do not have employment contracts with any of our senior management and we may incur additional costs trying to induce one or more of them to remain employed and working with us.

We may not be able to successfully manage our growth, which could lead to our inability to implement our business plan.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently have a relatively small management team.  Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of employees and contracts dramatically increase. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

We face corporate governance risks and negative perceptions of investors associated with the fact that we currently have a limited board.

Our current management has significant control over our business direction.  The absence of a diverse board with a complement of independent members available to second and/or approve related party transactions involving our management, including compensation and employment agreements with management and the oversight of our accounting functions, poses certain risks but also perceptions of management by the investing community.  Investors may perceive that, because independent directors do not comprise the majority of our board in order to approve related party transactions involving management and a limited number of directors are available to approve our financial statements, that such transactions are not fair to the Company and/or that such financial statements may contain errors.  The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public’s perception of limitations facing our company due to the fact that we only have a limited board of directors.

RISKS ASSOCIATED WITH MARKET SEGMENTS IN WHICH WE INTEND TO COMPETE

The markets in which we operate are highly competitive and we may be unable to compete successfully.

The market for our services and solutions, in general, is highly competitive. Additionally, some of our principal competitors may have significantly greater resources and larger customer bases than we do.

Unfavorable economic and market conditions and reduced spending on information technology projects may lead to a decreased demand for our services and solutions and may harm our business, financial condition and results of operations.

We are subject to the effects of general global, economic and market conditions. Recent events in the financial market may have an impact on our business. To the extent that our business suffers as a result of such unfavorable economic and market conditions, our operating results may be materially adversely affected. In particular, many enterprises may reduce spending in connection with security.  Budgets for IT-related expenditures are often cyclical in nature, with generally higher budgets in times of improving economic conditions and lower budgets in times of economic slowdowns. In addition, even at times when budgets for technology-related capital expenditures are relatively high, our clients may, due to imminent regulatory or operational deadlines or objectives or for other reasons, prioritize other expenditures over the solutions that we offer.  Some of our sales will represent upgrades or renovations of existing solutions installed by others which allows for discretionary spending decisions by existing facilities when faced with retaining an existing solution.  Customer purchase decisions may be significantly affected by a variety of factors, including trends in spending for IT, market competition, capital expenditure prioritization, budgeting and the viability or announcement of alternative technologies. Furthermore, even when IT is a priority, prospective customers that made significant investments in other solutions would incur significant costs in switching to solutions and services such as ours. If these industry-wide conditions exist, they may have a material adverse impact on our business, financial condition and results of operations.

The market segments in which the Company intends to focus are subject to macro and micro trends in business, finance, politics, and law.

The Company’s potential customers are located both nationwide and potentially internationally. Future unfavorable economic conditions, including those resulting from further or protracted economic instability or down turns cannot be estimated at this time due to the uncertainties associated with such economic conditions, and the extent to which the sale of Company services or solutions will be affected thereby.

We face risks relating to large projects in the market segment.

Some of the projects for which we offer our services and solutions are large-scale developments. The larger and more complex such projects are, the greater the risks associated with such projects.  These risks may include our exposure to penalties and liabilities resulting from a breach of contract, our ability to fully integrate our services or solutions with third party services and complex environments, and our dependency upon subcontractors for the successful and timely completion of such projects.  Also, we may be held liable for the failure of our subcontractors, from whom we may have no recourse.  In addition, there may be more fluctuations in cash collection and revenue recognition with respect to such projects.

Operating internationally exposes us to additional and unpredictable risks.

We intend to sell our services and solutions throughout the world and intend to penetrate international markets. A number of risks are inherent in international transactions. Our future results could be materially adversely affected by a variety of factors including changes in exchange rates, general economic conditions, regulatory requirements, tax structures or changes in tax laws, and longer payment cycles. International sales and operations may be limited or disrupted by the imposition of governmental controls and regulations, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in managing international operations. We cannot assure you that one or more of these factors will not have a material adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.

We depend on market acceptance to sell our services and a lack of acceptance would depress our sales.  Incorrect or improper use of our services or failure to properly provide training, consulting, implementation, and maintenance services could result in negative publicity and legal liability.

Our services and solutions are complex and are deployed in a wide variety of companies.  The failure of our consultants or employees to provide quality services could result in adverse results which could create problems for our customers both in their operations and their obligations to others.

RISKS OF THE COMPANY AT ITS PRESENT STAGE AND RISKS ASSOCIATED WITH INVESTING IN OR OWNING SHARES OF NEWER OR SMALLER PUBLIC COMPANIES

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment with the Company could decline substantially or fall to zero.

Investing in Our Shares May Involve a Higher Degree of Risk.

The new business strategy we are pursuing may result in a higher amount of risk than alternative investment options and volatility or loss of value.  The Company is pursuing a growth strategy which may be considered speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

Our common stock has a limited trading market and liquidity, and we cannot assure you that a significantly liquid trading market will develop.

Traditionally, there has been a limited established trading market for our common stock. We cannot predict the extent to which future investor interest in the Company will lead to the development of an active, liquid trading market.   Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.  In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock.  Either of these factors could adversely affect the liquidity and trading price of our common stock.  Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies.   At times, this volatility has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of our actual operating performance.

Investment in our Company will be subject to the risks associated with a lack of liquidity relating to our stock.

There is presently a very limited public market for the Company’s common stock.  The common stock is not currently traded on any exchanges but only quoted on the OTC Bulletin Board.  Therefore, the market for our common stock is limited.  While management expects to undertake steps that would create a greater market for public trading of the Company's common stock and thus enhance the liquidity of the Company's shares, there can be no assurance a meaningful trading market will develop. The Company therefore can make no representation about the value of its common stock.

If the stock ever becomes widely traded, the trading price of the Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of customers, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in the consulting industry, and other events or factors, many of which are beyond the Company's control.  In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies.  These market fluctuations may have a material adverse effect on the market price of the Company's common stock if it ever becomes tradable and this risk may be heightened as a result of the lack of liquidity associated with a newly traded company similar to the Company.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure  also has to be made  about  the  risks of  investing  in penny stocks  in  both  public  offerings  and in  secondary  trading  and  about  the commissions payable to both the broker-dealer and the registered representative, current  quotations for the securities and the rights and remedies available to an  investor  in cases of fraud in penny stock  transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock is quoted on the OTC Bulletin Board and is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act of 1934 as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

We a smaller reporting company with limited resources and limited revenues.  We will be confronted by competition from entities having substantially greater resources and experience.

Other entities and individuals compete for business opportunities similar to those proposed by the Company, many of whom will have greater financial and management resources than the Company.  The Company's lack of resources may limit its flexibility to pursue transactions as compared with its competitors.   The need to compete for business opportunities may make it necessary for us to offer services on more attractive transaction terms than otherwise might be the case.   These factors may prevent us from ever becoming profitable.

There are risks inherent in investing in newer companies with small capitalization due to lack of acceptance by many of the investing public.

We are a relatively new company entering a highly competitive marketplace of investment opportunities.  Consequently, this investment may be marketable only to a limited segment of the investing public.  The Company believes those similar small companies which are newer and have a small capitalization offer significant potential for growth, although such companies generally have more limited product lines, markets, market share and financial resources than larger or more established companies.  The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established or larger companies.  Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of newer companies with small capitalization. In particular, newer companies with small capitalization that trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that any distributions to shareholders will be made by the Company or that aggregate distributions, if any, will equal or exceed the shareholders' investment in the Company.  Sales of client company securities will be a principal source of distributable cash to shareholders.  The directors have absolute discretion in the timing of distributions to shareholders.  Securities acquired by the Company through equity investments will be held by the Company and will be sold or distributed at the sole discretion of the directors.

We have historically incurred losses and additional losses may be incurred in the future.

While the Company is currently indicating positive earnings, we have had prior periods in which the Company lost money which may affect market perception.  No assurances can be given that we will be successful in maintaining profitable operations.   We expect to continue to incur costs associated with acquisitions and absorption of acquired assets during the next twelve to eighteen months in order to pursue our business model.

As a result of our lack of operating history, and the other risks described in this Annual Report, we may be unable to accurately forecast our revenues.  Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize. Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.  Our ability to generate revenues will depend upon many factors.  We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications.  Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.

The Company has not authorized any party to make any projections or express any opinion concerning future events or expected profits or losses, except as set forth in its statements and other documents filed with the Securities and Exchange Commission.  Opinions of possible future events are based upon various subjective determinations and assumptions.  All projections by their very nature are inherently subject to uncertainty; accordingly, a prospective investor will be subject to the risk that any such projections will not be reached, that any such underlying assumptions may prove to be inaccurate.  Opinions, whether written or oral, which differ from the data provided to those documents are not authorized and should not be relied upon by investors in making decisions about investing in, buying of selling the stock of the Company.  Furthermore, while members of the Company’s management have significant business experience, they have previously been involved in the development of a public company as a business specifically similar to the Company.  Therefore, projections and opinions about the prospective success of the Company contained in documents filed with Securities and Exchange Commission or otherwise authorized by the Company are based solely on the judgment of and assumptions made by the Company's management on which to estimate the volume of sales and the amount of revenues that the Company's planned operations may generate, or regarding other aspects of the planned operations of the Company.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect shareholders.

We will need to raise funds from additional financing. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock, would dilute our then shareholders interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

We have had and may have to issue securities, sometimes at prices substantially below market price, for acquisitions or for services or in order to pay off our debts which may further depress our stock price and dilute the holdings of our shareholders.

Since the Company has limited cash resources and has generated insufficient revenues to date, our ability to fund acquisitions or business opportunities or engage consultants or others or to pay off debts, may be dependent on our ability to issue stock.  The issuance of large amounts of our common stock, sometimes at prices well below market price, for acquisitions or services rendered or to be rendered and the subsequent sale of these shares may further depress the price of our common stock and dilute the holdings of our shareholders.  In addition, because of the possible dilution to existing shareholders, the issuance of substantial additional shares may cause a change-in-control.

We may require additional financing to implement our business plan and continue marketing our services.  We may require additional capital which we may be unable to raise which may cause us to stop or cut back our operations.

Our future capital requirements depend on many factors, including sales, marketing programs and other business opportunities.  We may choose to raise additional funds in the future through sales of debt and/or equity securities to support our ongoing operations and for expansion. If we are unable to raise additional financing in the future, we may be forced to abandon or curtail our business plan, which would cause the value of our securities, if any, to decrease in value and/or become worthless.

We plan on using the net proceeds raised from the sale of common stock to develop and market our services, including funds for:

•	development programs
•	immigration issues and costs
•	regulatory processes
•	costs associated with hiring
•	marketing programs and
•	operating expenses (including general and administrative expenses)

Our future capital requirements depend on many factors, including the following:

•	sales
•	the time and cost involved in obtaining regulatory approvals
•	the cost of filing, prosecuting, defending and enforcing any contract claims including collections for invoices and
•	the development of commercialization activities and arrangements

In addition, our fixed commitments are substantial and will increase if additional agreements are entered into and additional personnel retained. We do not expect to generate a positive internal cash flow for at least 12 months due to an anticipated increase in marketing and manufacturing expenses associated with the commercialization of our services and costs associated with advanced product development activities.

Although we have from time to time reviewed opportunities provided to us by investment bankers or potential investors in regard to additional equity financings, there can be no assurance that additional financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy and will require us to further delay, scale back or eliminate our research, product development and marketing programs; and may require us to license to third parties rights to commercialize services or technologies that we would otherwise seek to develop ourselves, or to scale back or eliminate our other operations.

The Company has a limited operating history focusing on our current business strategy which you can use to evaluate us, making share ownership in our company risky.  We are a relatively new company with limited resources and sources of revenues.  There is little in our past performance to predict future results.  Investors should not rely solely on projections or opinions.

We were incorporated in May 9, 1990 but the extent of our activities in this new business segment will characterize us as a newer company.  We have limited experience relating to the establishment of new business relationships including contracts with customers and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.  We have limited resources and have realized limited revenues to date.   In addition, we may not achieve any significant revenues until, at the earliest, we are able to obtain funding and expand to achieve economic scale.  The Company will be wholly dependent on the diligence and skill of its management, acting under the supervision of the Company's Board of Directors.  None of these individuals has substantial experience (as a matter of years), within the current business industry, in the negotiation of the business relationships and the delivery of services and solutions after they are made.  The Company has only a limited operating history on which to base an evaluation of its business and prospects.  While we believe that the Company has proven the concepts underlying its business model, the Company has generated only limited earnings to date.  There can be no assurance that the Company will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.  A decision to purchase the common stock of the Company must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.  The Company cannot guarantee that it will be successful in accomplishing its objectives.

As a result of our lack of operating history, and the other risks described herein, we may be unable to accurately forecast our revenues. Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize. Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.

Our ability to generate revenues will depend upon many factors.  We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications.  Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None

ITEM 2.                      PROPERTIES

We do not own any real estate or other physical properties material to our operations.  The Company and its wholly owned subsidiaries operate from leased space. Our executive offices are located at 2850 Golf Road, Suite 30, Rolling Meadows, Illinois 60008, and our telephone number is (312) 919-4447. We operate and develop IT and business process software consulting solutions in leased space at our locations at 860 Route 1 North, Suite 203, Edison, New Jersey and 666 Plainsboro Road, Suite 1236, Plainsboro, NJ 08536

ITEM 3.                      LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

ITEM 4.                      RESERVED

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Price Range of Common Stock

Our common stock is quoted by Over the Counter Bulletin Board under the symbol "ZLON". The Over-The-Counter Bulletin Board which is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Over the Counter Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.  Prices for periods prior to April 2010 are calculated on a post-split basis.

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$0.50	$0.16
Third Quarter	$0.51	$0.15
Second Quarter	$0.80	$0.15
First Quarter	$0.50	$0.16
Year Ended December 31, 2009:
Fourth Quarter	$0.60	$0.30
Third Quarter	$0.80	$0.20
Second Quarter	$0.50	$0.20
First Quarter	$0.50	$0.20
Year Ended December 31, 2008:
Fourth Quarter	$0.60	$0.20
Third Quarter	$0.60	$0.30
Second Quarter	$0.90	$0.30
First Quarter	$0.40	$0.20

While shares of our common stock currently trade in excess of our net asset book value, there can be no assurance, however, that our shares will continue to trade at such a premium. On May 1, 2011, the closing sales price of our common stock was $0.40.  As of May 1, 2011, there were approximately 412 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock during our two most recent fiscal years. We do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

Recent Sale of Unregistered Securities

As discussed in Item 1 above, under the heading "Recent Developments," during 2010, the Company issued Thirty-Nine Million, Six Hundred Thousand (39,600,000) shares of its common stock in three privately negotiated transactions.  As disclosed in the Current Report Filed under Form 8-K on June 2, 2010, the Company issued 32,000,000 shares of its common stock in connection with the acquisition of certain assets.  The Company issued 2,000,000 shares of its common stock in connection with the acquisition of certain assets. As disclosed in the Current Report Filed under Form 8-K on November 3, 2010, the Company issued 5,600,000 shares of its common stock in connection with a financing arrangement (which is less than 5% of the total outstanding at that time). The Company believes each issuance was to an accredited investor and not involving any public sale or offering and therefore exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

Additionally, two hundred and eighty-one (281) shares of common stock were issued to existing holders our common stock who would have otherwise received fractional shares as a result of the reverse split that became effective on March 15, 2010.  This was the result of “rounding up” to avoid fractional shares.

ITEM 6.                      SELECTED FINANCIAL DATA

In accordance with Rule 229.10(f)(1) this Registrant qualifies as a smaller reporting company and is not required to provide selected financial data in accordance with Items 301 and 302.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the risks set forth in Item 1A hereof and our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2010 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

QUADRANT 4 SYSTEMS CORPORATION ("Quadrant 4 Systems", "we", "us", "our", or the "Company") is a publicly held company engaged in the information technology sector.  The Company was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc.; changed the business focus from an operating company to a business development company in March 2005 and returned to an operating company in May 2006.  During 2008 through 2010, the Company developed and sold CCTV camera systems for security applications.  In May 2010, the Company announced it was changing its business model and, in June 2010, the Company acquired a new business involving IT consulting.  This consulting business was greater in size than the existing businesses so the opportunity was treated by the Company as a material shift in its business model and disclosed in a Current Report on form 8-K on June 2010.  At present, the Company has completed the acquisition of certain assets including the assets of Cornerstone Information Systems, Inc., Orionsoft, Inc., Resource Mine, Inc., Integrated Systems Solutions, Inc., all of which are engaged in the primary core business of the Company.  That area of business is the primary focus of the Company’s business model and is discussed in detail below.

Business Strategy

Quadrant 4 Systems Corporation plans to expand its focus in the IT and ITES market segments through a series of strategic business combinations. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to Health Care, Telecommunications and Financial Services industries.  To implement this new strategy, the Company has begun discussion with certain individuals that bring significant existing experience and relationships in the chosen vertical segments to join the management team and/or participate in some advisory capacity at various levels.

Many US corporations have deferred upgrading and implementing IT infrastructure projects during the most-recent economic downturn.  As a result, Quadrant 4 Systems believes that there is a pent-up demand for IT services that include consulting and implementation to help these clients remain efficient and competitive during the recovery time.  The Company believes the best way to accomplish its strategic goals will be to initially seek to establish an IT services company platform by acquiring a set of profitable assets with history, track record and satisfied client base. After building the initial platform to launch the new business plan, the Company believes that it will be able to rapidly grow in targeted sectors by attracting additional assets to the Company with subsequent acquisitions. The Company intends to exploit current market conditions where many small and medium size IT services companies (with revenues in the range of $5mm to $50mm), both public and privately held, with “marquee” client relationships would fit with the Company’s strategic consolidation initiative. During the past year, the Company has identified and begun negotiations with several targets that qualify for Quadrant 4 Systems’ criteria for acquisition and business combination.

Following acquisition of the projected assets and their integration, the Company intends to focus on organic growth both in adding additional revenues from existing clients and also adding new clients.

Core Business

Ultimately, the Company believes that it limit all future development and sales of security hardware and focus its efforts as a provider of IT services  The Company intends to provide IT consulting services; managed services; software product architecture; software development, maintenance and outsourcing and industry-specific software solutions primarily to enterprises engaged in the Financial Services, Health Care and Telecom sectors.

Competition

While the Company currently operate in a highly competitive industry, we believe the Company will be able to compete effectively against well-capitalized competitors that have extensive experience, established distribution channels and facilities by building a scalable yet robust platform that allows the Company to be responsive to the needs of its customers with quality services with competitive pricing, a well developed recruiting and retention model that ultimately provides a successful delivery to the customers.

Impact of Inflation.

The services provided by the Company are generally comprised of consulting provided by our employees and consultants for which we incur payroll and other expenses.  These expenses can increase with overall inflation which will generally impact all segments of the economy and result in increased revenue from an increase in the rate at which the services of our employees and consultants are billed.  This minimizes the impact of inflation.  The Company does not acquire or maintain inventories that present a risk due to inflation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of recent acquisitions, the Company is actively executing on its business model which consists of delivery of consulting services in the targeted market segments.  The nature of our model involves engaging employees and consultants to provide services to our customers with billing accrued and due in normal billing cycles.  We incur debt to meet payroll obligations, the largest component of our expenses, and service debt with the payments received from our customers.  Many of our employees and consultants are assisted in the immigration process which process in an expense component.  The Company utilizes few major capital items in the delivery of its services and requires no significant plant expenses beyond ordinary commercial office space for both use by the employees on a limited basis and the back-office support for those employees.  Our financial statements reflect primarily income from billing for our consulting services and expenses incurred to pay employees and consultants, including financing to meet payroll in anticipation of receipt of billing income from customers as well as general administration expenses to manage the Company.

Results of Operations

For a discussion of factors that could impact operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

The Company acquired new businesses in transactions which materially affected the amount of reported income from continuing operations.  The revenues, expenses and income reflect the new businesses.  Acquisition of the new businesses resulted in material increases in revenues, expenses and income but these increases are not attributed to changes in pricing or profitability of such businesses compared to prior periods of such businesses but rather the acquisition, in toto, of such businesses.  To that extent, a reliance on comparison data from the period prior to acquisition of such businesses compared with the period following such acquisitions may not be a reliable predictor of future performance.  The data does not indicate any material effect of inflation or price increases or decreases.

REVENUES

Revenues for the year ended December 31, 2010 were $15,233,596 compared to revenues for the year ended December 31, 2009 of $168,863.  In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant.

The increase in revenues of $15,064,733 was due to the Company’s acquisition of three entities during the year ended December 31, 2010.  Revenues were comprised of service-related sales of software programming, consulting  and development services.

OPERATING AND OTHER EXPENSES

Cost of sales for the year ended December 31, 2010 were $12,883,772 compared to cost of sales for the year ended December 31, 2009 of $58,604.  In 2010, the Company changed its business model significantly and acquired three entities and, as a result, comparisons to previous periods are not relevant.  Cost of sales is comprised primarily of the direct costs of labor and related expenses.

Operating expenses for the year ended December 31, 2010 were $3,876,260 compared to operating expenses for the year ended December 31, 2009 of $140,456. In 2010, the Company changed its business model significantly and acquired three entities and, as a result, comparisons to previous periods are not relevant.   Operating expenses are comprised primarily of general and administrative support costs of the Company.  Included in operating expenses was $1,476,141 of amortization expense for customer lists acquired by the company during 2010.  Furthermore, $1,500,000 of expense was taken for the write down of an acquired customer list wherein the carrying value of the customer list was more than the calculated fair market value of the customer list.

Financing and interest expenses were $725,566 for the year ended December 31, 2010 compared to $0 for the year ended December 31, 2009.  The increase of financing and interest costs of $725,566 was due to the costs associated with borrowings for long term debt to finance the Company’s acquisitions and the receivable factoring of the Company’s trade receivables.

As a result of these factors, we reported a net loss of $(2,252,002) or $(.09) per share for the year ended December 31, 2010 as compared to net loss of $30,197 or ($.nil) per share for the year ended December 31, 2009.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the year ended December 31, 2010 and December 31, 2009 is calculated as follows:

	December 31, 2010	December 31, 2009
Net Loss	$(2,252,002)	$	(30,197)
Interest expense	725,566
Depreciation expense			4,640
Amortization expense	1,476,141
Writedown of customer lists	1,500,000
EBITDA	1,449,705	$	(25,557)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had an accumulated deficit of $(3,383,221) and a working capital deficit of $(1,511,744).

We have no material commitments for capital expenditures.

Net cash used by operations during the year ended December 31, 2010 was $1,816,521 primarily relating to the decrease accounts payable and accrued expenses and increase in accounts receivable.  In the comparable period of 2009, we had net cash used in operations of $(83,345) primarily relating to a net loss of $(30,197).

$850,000 of cash was used in investing activities for the year ended December 31, 2010 for the payment of the purchases of assets.

$2,726,576 of cash was provided by financing activities for the year ended December 31, 2010.  Cash was provided primarily from the increase in note payable-factor and proceeds from the sales of common stock, offset in part by the payment of long-term debt.

The Company is reliant upon outside entities to finance its operations and provide working capital.  A tightening of capital markets can reduce or eliminate funding sources resulting in a decrease in our liquidity and an inability to generate revenues from new lending activities.

Liquidity.   The company is continuing to expand its software development business operations through acquisitions and organic internal growth.  Acquisitions of target companies may have a negative impact of the Company’s liquidity if cash is required as part of the acquisition financing.  Currently the Company anticipates that additional financing will not require the Company to use cash from operations to fund these acquisitions.  Also, the Company is exploring alternatives to its trade receivable factoring which carries a very high interest rate.  Refinancing of this receivable factoring financing will reduce the Company’s finance and interest costs thereby increasing the Company’s liquidity position.

Contractual obligations

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes Payable	$4,641,826	$2,685,997	$1,955,829	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities	-0-	-0-	-0-	-0-	-0-
Total	$4,641,826	$2,685,997	$1,955,829	-0-	-0-

Critical Accounting Estimates and Policies

General

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors who serve as our audit committee.

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

A summary of significant accounting policies is included in Note 3 to the consolidated financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The following are a summary of the significant accounting estimates and policies.

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.   We have made estimates for doubtful accounts of accounts receivable, fair values of our customer lists and the estimated useful lives for the amortization of our customer lists.   Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the value of customer lists and customer relationships, values which are not readily apparent from other sources.

Fair Value of Financial Instruments.  The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and notes payable to approximate their fair values because of their relatively short maturities.

Accounts and Unbilled Receivables.  Accounts and unbilled receivables consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Intangible Assets.  Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.  The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.  Customer lists were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five years.

Revenue Recognition.  Revenue is recognized when it has persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured. Revenue is recognized in the period the services are provided.

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

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1, and are incorporated herein and made a part hereof.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 of Form 10K requires the disclosure of changes in the context of a disagreement with the outbound auditor (Item 304(b) only).   As set forth on two Current Reports filed on Form 8-K, first as filed on March 15, 2011 as to the engagement of RBSM, LLP and second, as filed on April 28, 2011 as to the engagement of Schulman Wolfson & Abruzzo, LLP, wherein the Company disclosed that it had terminated engagement with its previous independent audit firm without such disagreement as would require disclosure pursuant to Item 304 of Regulation S-K in each case.

ITEM 9A(T).              CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

•
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.  However, at this time, management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of additional employees to clearly segregate duties do not justify the substantial expenses associated with such increases.

•
Lack of effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
Lack of effective controls over the control environment.  Specifically, the Board of Directors is comprised of four members and did not have independent members during part of the year ended December 31, 2010.  The current Board of Directors has one member who qualifies as an audit committee financial expert as defined in Item 407(d) (5)(ii) of Regulation S-K but the audit committee did not become active during the year ended December 31 2010.  The Company has adopted a code of ethics but has not distributed this to all employees nor educated its employees regarding the expectations of proper and ethical conduct expected of them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management has undertaken an evaluation as to how the Company will remediate these material weaknesses and will provide the required disclosure when appropriate.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the year ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

Not applicable.

PART III
ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name	Age	Position	Period Held
Dhru Desai	49	Chairman / CFO	2010 - Current
Nandu Thondavadi	55	Director / CEO	2010 - Current
William J. (Jeff) Marshall	56	Director	2010 - Current
Thomas E. Sawyer	72	Director	2010 - Current

Biographical information regarding the Directors and Officers are as follows:

Dhru Desai is Chairman of the Board and Chief Financial Officer. Mr. Desai has successfully built both private and public companies in the IT and Telecommunications field over the past 25 years.  Early in his career, Mr. Desai was employed by ATT Bell Labs and Teradyne.   Mr. Desai was the founder and CEO of Cronus Technologies, Inc. He successfully built the industries first IP signaling gateway business generating over $25 million in revenues prior to divesting it to Cisco, FastCom and Advanced Fiber. In April of 2005 Mr. Desai served as Chairman of the Board of eNucleus Inc, and served in several executive capacities until he resigned on July 16, 2006. Between July 2006 and June 2009 Mr. Desai acted in the capacity of an advisor to a number of companies in the real estate and Information Technology sectors.  Mr. Desai has an MS in Computer Science from the Illinois Institute of Technology.

Nandu Thondavadi, Ph.D. is the Chief Executive Officer of the Company and is responsible for the Company’s day-to-day operations. Prior to this, Dr. Thondavadi was the founder and president of Global Technology Ventures, a consulting firm providing mergers and acquisition advisory services to companies in the information technology sectors, a position he held from January 2008 through the present.  Prior to starting this firm, Dr. Thondavadi was the Chief Executive Officer of a global software company for over a decade. Earlier to that, Dr. Thondavadi was a Clinical Professor of Management in the Kellogg School of Management of Northwestern University, Evanston, IL where he taught both graduate students (Masters in Management candidates) and executive courses in the areas of Operations Management, Strategic Cost Management and Business Process Reengineering from December 1992 through February 2001.  Dr. Thondavadi also previously served as Vice President – Support Operations for Coleman Cable Systems in North Chicago, IL from April 1992 to March 1995; Technical Director - Corporate Technology Center for Square D Company in Palatine, IL from March 1989 to March 1992 and Senior Engineering Consultant - Decision Technologies for Electronic Data Systems Corporation (EDS) in Troy, MI from August 1985 to March 1989.  Dr. Thondavadi received his Masters in Management from Northwestern University, Kellogg School of Management, Evanston, IL  in 1992; his Ph.D. in Chemical Engineering and his Masters Degree in Science in Industrial Engineering, both from the University of Cincinnati, Cincinnati, OH, in 1982; his M.Sc.(Tech) in 1977 and his B.Sc (Tech) in 1975, both in Chemical Technology and both from the University of Bombay, Bombay, India and his B.Sc.(Tech) in Chemical Technology from Yuvaraja’s College, University of Mysore, Mysore, India in 1971.

William J. (Jeff) Marshall presently serves as the Chief Executive Officer and Chairman of the Board of Directors of Green Earth Technologies, positions he has held since his appointment on February 3, 2008.  From 2006 to 2008, Mr. Marshall served as Managing Partner of CRT Private Equity, the private equity investment arm of CRT Capital Group which absorbed RockRidge Capital Partners in 2006 which Mr. Marshall was the Founder & Senior Managing Partner from 2002 to 2006. From 1996 to 2002, Mr. Marshall was the Senior Managing Partner at VantagePoint Venture Partners with over $3.5 billion under management and four technology investment funds.  From 1985 to 1996, Mr. Marshall was with Bear Stearns where he rose to the rank of a Senior Managing Director, Chief Technology Officer and Head of the Communications Technologies Group (CTG) and where, in addition to his other duties, he worked with the Corporate Finance and Technology Group advising both Public and Private companies on financing, mergers and acquisitions and other strategic transactions.  He was with MCI Communications prior to Bear Stearns.  Mr. Marshall was a member of the board of directors of the Securities Industry Association Technology Committee from 1989 to 2005.  He is a graduate of New York University in Finance and Computer Applications and Information Systems (B.S.), and the Harvard Management Program in Strategic Technology and Business Development.

Dr. Thomas E. Sawyer, Ph.D.  is presently the Chairman/CEO of Brazil Gold Corp. a position he has held since 2009 where he is responsible for the strategic planning and organization of this small publicly-traded independent gold exploration company working in Brazil’s Western Amazon basin.  Prior to that, he was the Chairman/CEO of Innova Enterprises, Inc. from 2007 to 2009 where he led the development of patented oil purification technology to reduce waste oil and extend useful life of diesel engines and engine components.  Dr. Sawyer presently serves as a director of Digifonica International Inc., a publicly-traded company exploiting telecommunications patents related to VoIP services, a position he has held since 2007.  He is presently chair of the compensation and audit committees of Digifonica International Inc.  Dr. Sawyer also presently serves as a director of Chief Consolidated Mining, Inc., a position he has held since 2007.  In addition, Dr. Sawyer owns his own consulting business of which he is president and chief executive officer, under the name Sawyer Technologies, LLC, a business he has owned and operated since 2002.  Dr. Sawyer has also served as a trustee of the First European Investment Foundation since 2004 and a senior director of AIM Holdings LTD, Economic Research Institute since 2004.  His prior engagements were as the Chief Technology Officer of Global Light Telecommunications, Inc. from 1998 to 2002, a public company; and as the Chief Executive Officer of NACT Telecommunications, Inc. from 1988 to 1998, a public company.  Dr. Sawyer served in the executive office of three presidential administrations, including serving as a director in the Office of Economic Opportunity, Executive Offices of the President in Washington, D.C. from 1973 to 1974.  Dr. Sawyer has previously served on a number of boards of civic and charitable organizations and as a professor of Brigham Young University from 1974 t0 1978.  Dr. Sawyer received his Ph.D. in Management from Walden University and his Ph.D. in Clinical Psychology from Florida State University.  He also received an M.A. in Business/Urban Affairs from Occidental College and his B.S. in Engineering from U.C.L.A.

Name and address of Officers and Directors *	Amount and nature of beneficial ownership	Percent of class

Nandu Thondavadi**	3,100,000	7.43%
Dhru Desai***	3,100,000	7.43%
William J. (Jeff) Marshall	0	0.00%
Dr. Thomas E. Sawyer	0	0.00%

All officers and directors as a group	6,200,000	14.86%

*all shareholders are care of the Company, 2850 Golf Road, Ste 30, Rolling Meadows, IL 60008.
**Ownership of shares owned by Lionsgate Irrevocable Trust may be imputed to Mr. Nandu Thondavadi as the trustee and/or certain of the beneficiaries of this family trust are members of his immediate family.
***Mr. Dhru Desai, owns stock in an irrevocable trust for the benefit of his family, through a controlled entity and in his own name

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function.  The Audit Committee is chaired by Mr. Marshall who was considered independent by the Board of Directors. The Company's Board of Directors has determined that Mr. Marshall can serve as the "audit committee financial expert" as defined under Item 407 of Regulation S-K of the 1934 Act.  Mr. Marshall meets the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2010, certain Section 16(a) filing requirements applicable to such persons were not met in a timely manner but have been met once the responsible parties were able to confirm the percentage of shares outstanding held by each..

Code of Ethics

The Board has adopted a Code of Ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer.  The Company is revising its website and, while its code of ethics is not presently available during revisions, on completion, the code of ethics will be available on the Company's website at www.Quadrant 4 Systemscorp.com.  Future amendments to the Code of Ethics and any waivers thereto will be posted on the Company's website pursuant to the option set forth in Item 5.05(c) of Form 8-K.

ITEM 11.                    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Nandu Thondavadi, CEO	2010	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Dhru Desai, CFO	2010	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Craig A. Waltzer	2010	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Craig A. Waltzer	2009	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000
Craig A. Waltzer	2008	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.  There were no awards of stock, options or other equity during years ending 2008, 2009 and 2010.

Compensation Committee Report

The entire Board performs the functions of a compensation committee given the Company's small size.  Compensation matters involving the Company's chief executive officer and chief financial officer have been made by the Board after their recusal from discussions and votes on such matter.  At present, there are no employment agreements with the Company and there was no discussion regarding this matter.  The Board has recommended that the compensation discussion and analysis be included in this Annual Report on Form 10-K.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 1, 2011, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group.

Title of class	Name and address of beneficial owners*	Amount and nature of beneficial ownership	Percent of class
Common stock	StoneGate Holdings, Inc.	6,000,000	14.37%
Common stock	Lionsgate Irrevocable Trust**	3,100,000	7.43%
Common stock	Dandawate Irrevocable Trust	3,100,000	7.43%
Common stock	Dhru Desai***	3,100,000	7.43%
Common stock	ADSO Group	2,500,000	5.99%
Common stock	Sigmatron Corporation	2,500,000	5.99%
Common stock	Inventure Group	2,500,000	5.99%

All officers and directors as a group		6,200,000	14.86%

*all shareholders are care of the Company, 2850 Golf Road, Ste 30, Rolling Meadows, IL 60008.
** Ownership of shares owned by Lionsgate Irrevocable Trust may be imputed to Mr. Nandu Thondavadi, an officer and member of the Board of Directors, as the trustee and/or certain of the beneficiaries of this family trust are members of his immediate family.
*** Mr. Dhru Desai, an officer and member of the Board of Directors, owns stock in an irrevocable trust for the benefit of his family, through a controlled entity and in his own name

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.

ITEM 14.                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2010 and 2009 and reviews of the consolidated financial statements included in the Company's Forms 10-K for fiscal 2010 and 2009 were approximately $10,000 and $25,000 respectively.

AUDIT-RELATED FEES

For fiscal 2010 and 2009 the auditors billed $0 and $0 respectively relating to assistance with SEC comment responses. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2010 and 2009, respectively.

ALL OTHER FEES

There were no other fees billed by the Company's auditors for any other non-audit services rendered to the Company (such as attending meetings and other miscellaneous financial consulting), during the  years ended December 31, 2010 and December 31,2009.

PART IV

Item 15.                      Exhibits

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

QUADRANT 4 SYSTEMS CORPORATION

Date:	May 17, 2011	By:	/s/ Nandu Thondavadi
		Name:	Nandu Thondavadi
		Title:	President and Chief Executive Officer

Date:	May 17, 2011	By:	/s/Dhru Desai
		Name:	Dhru Desai
		Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 17, 2011	By:	/s/ Nandu Thondavadi
		Name:	Nandu Thondavadi
		Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)
Date:	May 17, 2011	By:	/s/Dhru Desai
		Name:	Dhru Desai
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
Date:	May 17, 2011	By:	/s/ William J. (Jeff) Marshall
		Name:	William J. (Jeff) Marshall
		Title:	Director

Date:	May 17, 2011	By:	/s/ Dr. Thomas E. Sawyer
		Name:	Dr. Thomas E. Sawyer
		Title:	Director

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(Formerly Zolon Corporation)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quadrant 4 Systems Corporation

We have audited the accompanying balance sheets of Quadrant 4 Systems Corporation and Subsidiaries (formerly Zolon Corporation) as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadrant 4 Systems Corporation and subsidiaries as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Schulman Wolfson & Abruzzo, LLP

Schulman Wolfson & Abruzzo, LLP

New York, New York
May 17, 2011

Index

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2010	2009

Current Assets
Cash	$60,061	$6
Accounts recivables (net ofallowance for doubtful accounts of $153,007)	3,572,932	-
Other current assets	7,544	-

Total current assets	3,640,537	6

Intangible Assets	7,612,520	-
Fixed assets	-	26,700

TOTAL ASSETS	$11,253,057	$26,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,076,284	$24,507
Note payable - factor	2,295,560	-
Notes payable - other	390,437	-
Due to seller	390,000	-

Total current liabilities	5,152,281	24,507

Long-term debt	1,955,829	-

Total liabilities	7,108,110	24,507

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares; issued and outstanding: none
Common stock - $0.001 par value; authorized: 5,000,000,000 shares issued and outstanding: 42,750,492 and 3,150,211 shares at December 31, 2010 and 2009	42,750	3,150,211
Additional paid-in capital	7,485,418	(2,216,793)
Treasury stock	-	200,000
Deficit	(3,383,221)	(1,131,219)

Total stockholders' equity	4,144,947	2,199

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,253,057	$26,706

See notes to the consolidated financial statements

Index

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Revenue	$15,233,596	$168,863

Cost of revenue	12,883,772	58,604

Profit margin	2,349,824	110,259

General and administrative expenses	(900,119)	(140,456)
Amortization expense	(1,476,141)	-
Writedown of customer lists	(1,500,000)	-
Interest expense - net	(725,566)	-

Net loss	$(2,252,002)	$(30,197)

Net loss per common share	$(0.09)	$(0.01)

Weighted average common shares - basic and diluted	24,845,602	2,921,874

See notes to the consolidated financial statements

Index

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(Formerly Zolon Corporation)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY

			Additional			Total
		Common	Paid-in	Retained Earnings	Treasury	Stockholders'
	Shares	Stock	Capital	(Deficit)	Stock	Equity (Deficit)

Balance, January 1, 2009	2,790,325	$2,790,325	$(1,936,907)	$(1,101,022)	$200,000	$(47,604)

Sale of common stock	359,886	359,886	(279,886)	-	-	80,000

Net loss	-	-	-	(30,197)	-	(30,197)

Balance, December 31, 2009	3,150,211	3,150,211	(2,216,793)	(1,131,219)	200,000	2,199

Transfer on reverse stock-split	-	(3,147,061)	3,147,061	-	-	-

Acquisition of subsidiaries	32,000,000	32,000	4,018,000	-	-	4,050,000

Acquisition of subsidiaries - additional shares	2,000,000	2,000	898,000	-	-	900,000

Sales of common stock (net of expenses of $92,250)	5,600,281	5,600	1,439,150	-	-	1,444,750

Cancellation of treasury stock	-	-	200,000	-	(200,000)	-

Net Income	-	-	-	(2,252,002)	-	(2,252,002)

Balance, December 31, 2010	42,750,492	$42,750	$7,485,418	$(3,383,221)	$-	$4,144,947

See notes to the consolidated financial statements

Index

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flows from operating activities

Net income	$(2,252,002)	$(30,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	1,476,141	4,640
Writedown of customer list	1,500,000	-
Doubtful accounts	153,007	-
Disposal of fixed assets	26,700	-
Changes in assets and liabilities	-	-
Accounts receivable	(475,451)	-
Other current assets	(719)	-
Security deposits	-	4,420
Accounts payable and accrued expenses	(2,244,197)	(62,208)

Net cash provided by (used in) operating activities	(1,816,521)	(83,345)

Cash flows from investing activities
Acquisition of assets (net of liabilities assumed of $7,707,641, notes payable of $500,000 and shares issued $4,950,000)	(850,000)	-

Cash flows from financing activities
Increase in note payable - factor	2,295,560	-
Proceeds from sales of common stock (net of expenses of $92,250 in 2010)	1,444,750	80,000
Increase in due to seller	390,000	-
Proceeds from notes payable	200,000	-
Payments of long-term debt	(1,544,171)	-
Payments of notes payable	(59,563)	-

Net cash provided by financing activities	2,726,576	80,000

Net increase (decrease) in cash	60,055	(3,345)

Cash - Beginning of period	6	3,351

Cash - End of period	$60,061	$6

Supplemental disclosure of noncash information
Cash paid for interest	$479,678	-

Noncash transactions
Transfer to common stock for reverse stock dividend	$3,147,061

See notes to the consolidated financial statements

Index

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(Formerly Zolon Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (formerly Zolon Corporation) (Company) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc. On July 12, 2001, the Company changed its name to Sun Network Group, Inc.  On June 3, 2005, the Company changed its name to Aventura VOIP Networks, Inc. and on October 17, 2005 to Aventura Holdings, Inc. in connection with changing its business focus to emerging technologies. On December  24, 2009, the Company changed its name to Zolon Corporation. On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation to better reflect its current business model.

Operations

In May 2010, the Company changed its primary business model by broadening its computer consulting services and selling solutions that are bundled with technology. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to the Health Care, Telecommunications and Financial Services industries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include all the accounts of the Company and it’s wholly owned subsidiaries, VSG Acquisition Corp, Resource Mine Acquisition Corp, and ISS Acquisition Corporation.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and notes payable to approximate their fair values because of their relatively short maturities.

Index

Accounts and Unbilled Receivables

Accounts and unbilled receivables consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Intangible Assets

Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.

The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

Customer lists were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five years.

Revenue Recognition

Revenue is recognized when it has persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured. Revenue is recognized in the period the services are provided.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

For the year ended December 31, 2010, there were 3,360,169, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since it was anti-dilutive.

For the year ended December 31, 2009, there were no potentially dilutive securities.

Basic loss per share has been retroactively restated to reflect the reverse stock split.

Index

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.  ACQUISITIONS

StoneGate Holdings

On May 20, 2010, the Company acquired 100% of the outstanding shares of VSG Acquisition, Inc. (VSG), RMI Acquisition, Inc. (RMI) and ISS Acquisition, Inc. (ISS) from StoneGate Holdings, Inc. (StoneGate Holdings), in exchange for 32,000,000 shares of common stock of the Company. StoneGate Holdings, through VSG, RMI and ISS had either recently or was about to complete the following acquisitions. All of the these purchases were to expand the Company’s customer base.

The acquisition of VSG, RMI and ISS was recorded on the purchase method of accounting and the Company allocated the purchase price over the assets acquired. The value of the acquisition was based on the underlying carrying value of the assets and liabilities of StoneGate Holdings, as it recently completed the acquisition of these assets and liabilities.

Cornerstone Information Systems and Orionsoft

Effective April 1, 2010, VSG purchased certain assets owned by Bank of America, acquired under its security agreement with Cornerstone Information Systems, Inc. and Orionsoft, Inc., in exchange for $3,800,000 in cash and the assumption of certain liabilities of $7,119,308. The value of the purchase was based on the cash paid and liabilities assumed.

The Company included the operations of VSG as of the date of control. The purchase of the Cornerstone Information and Orionsoft assets was recorded at cost and the Company allocated the aggregate purchase price over the assets and liabilities acquired, as follows:

Accounts receivable	$4,957,138
Allowance for doubtful accounts	(1,743,949)
Customer list	7,544,452

Purchase price	$10,757,641

Resource Mine

On May 3, 2010, RMI purchased certain assets owned by Resource Mine, Inc.  in exchange for $250,000 in cash and the assumption of certain liabilities of $588,333. The purchase provided for the Company to take control of the assets and operations on April 1, 2010.

Index

The Company included the operations of RMI as of the date of control. The purchase of the RMI assets was recorded at cost and the Company allocated the aggregate purchase price over the assets, as follows:

Accounts receivable	$37,299
Customer list	801,034

Purchase price	$838,333

Integrated Software Solutions

Effective July 1, 2010 the Company acquired certain assets of Software Solutions, Inc. in exchange for: (a) $850,000 in cash, which was paid $150,000 into escrow for expenses of the seller and $700,000 which was paid on October 15, 2010, plus interest at 10%, per annum, (b) $500,000 due on June 30, 2012, plus interest at 5%, per annum, and (c) 2,000,000 shares of the Company’s common stock. The shares were valued at $900,000, the share price on the date of the acquisition; as such amount was more readily determinable than the value of the assets acquired.

The Company included the operations of ISS as of the date of purchase. The Company recorded the purchase of the ISS assets on the purchase method of accounting and allocated the aggregate purchase price over the assets acquired, as follows:

Customer list	$2,243,175
Deposits	6,825

Purchase price	$2,250,000

4. INTANGIBLE ASSETS

As of December 31, 2010, intangible assets consisted of the following:

		Accumulated
	Cost	Amortization

Customer list - VSG	$6,044,452	$1,131,668
Customer list – RMI	801,034	120,155
Customer list – ISS	2,243,175	224,318

	$9,088,661	$1,476,141

For the year ended December 31, 2010, aggregate amortization expense was $1,476,141.

Index

As of December 31, 2010, the Company determined that the carrying value of the customer list of AVG was greater that its fair value and accordingly wrote off $1,5000,000.

As of December 31, 2010, the estimated aggregated amortization expense for each of the five succeeding years was as follows:

2011	$1,764,791
2012	1,764,791
2013	1,764,791
2014	1,764,791
2015	553,356

$7,612,520

5. NOTE PAYABLE - FACTOR

On February 23, 2010, the Company (through StoneGate Holdings and VSG) entered into a financing agreement with a factor. Under the agreement, the Company will assign certain accounts receivable, including purchased accounts receivable, to the factor in return for a line of credit of $3,500,000. The agreement is automatically renewable on the first anniversary unless cancelled by the parties.

Fees under the agreement shall consist of a commitment fee of $35,000, a service fee of 0.825%, per month, and interest at prime plus 2%, per annum.

In addition, the Company was provided an additional loan of $250,000, with interest at 24%, per annum, payable in monthly amounts, commencing April 1, 2010, of $40,000 until paid, plus interest.

All borrowings are collateralized by the accounts receivable and substantially all other assets.

6. NOTES PAYABLE - OTHER

As of December 31, 2010, notes payable consisted of:

Note payable due December 31, 2010, plus interest at 15%, per annum	$250,000

Note payable due April 15, 2011 , plus interest at 17%, per annum	40,437

Note payable due July 17, 2011, plus interest at 15%, per annum	100,000

Total short-term notes	$390,437

Note payable due May 31, 2012 to a stockholder, plus interest at 5%, per annum	$1,455,829

Note payable due June 30, 2012plus interest at 5%, per annum	500,000

Total long-term notes	$1,955,829

Index

7. STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.

Sale of Common Stock

In October and November, 2010, the Company sold 5,600,281 shares of common stock for $1,444,750, net of expenses of $92,250 ($.30, per share). In addition, for each share of common stock sold, the Company issued one warrant to purchase one shares of common stock at $.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined. The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined.

Reverse Stock Split

On December 24, 2009, the Company declared a 1,000 for 1 reverse stock split, effective March 15, 2010, and transferred $ 3,147,061 from common stock to additional paid-in capital. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

Reserved Shares

As of December 31, 2010, the Company has reserved 5,600,281 shares for the warrants.

8. CONTINGENCIES

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover such claims.

9. INCOME TAXES

The Company and its subsidiaries will file consolidated Federal tax returns. Certain tax years are subject to examination by the Internal Revenue service and certain state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of December 31, 2010, the Company had net operating loss carryforwards of approximately $3,000,000 to reduce future Federal income tax liabilities through 2030, which under regulations of the Internal Revenue Service related to ownership changes, will be limited to approximately $52,000, per year .

As of December 31, 2010, realization of the Company’s deferred tax assets of $2,168,000 was not considered more likely than not and, accordingly, a valuation allowance of $2,168,000 has been provided.

Index

The valuation allowance at December 31, 2010 was $2,168,000.  The net change in the valuation allowance during the year ended December 31, 2010 increased by $1,039,000.

As of December 31, 2010, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of December 31, 2010 and 2009, components of deferred tax assets were as follows:

	2010	2009
Customer lists	$908,000	$-
Doubtful accounts	60,000	-
Net operating loss	1,200,000	1,100,000
Other		29,000
	2,168,000	1,129,000
Valuation allowance	(2,168,000)	(1,129,000)

	None	None

For the years ended December 31, 2010 and 2009, the actual tax expense differs from the effective tax expense based on the U. S. Federal Rate of 34%, as follows:

	2010	2009
Expected Federal tax rate	34%	34%
Expected state tax rate	9%	9%
Change in valuation allowance	(34%)	(34%)

	None	None

10. CONCENTRATIONS OF CREDIT RISK

The Companies maintain cash at various financial institutions in excess of insured limits. In assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.

11. SUBSEQUENT EVENTS

Common Stock

In January 2011, the Company sold 1,666,667 shares of common stock for $472,500, net of expenses ($.30, per share). In addition, for each share of common stock sold, the Company issued one warrant to purchase one shares of common stock at $.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined. The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined.

Index

In April 2011, the Company sold 833,334 shares of common stock for $236,250, net of expenses, respectively, ($.30, per share).

Acquisition of MGI

On March 15, 2011, subject to a final closing on April 15, 2011, the Company acquired all of the outstanding shares of MGI solutions, Inc.  and also agreed to purchase certain software development resources and assets based in India and assume certain liabilities associated with those assets. Final closing of India based assets is scheduled in 60 days.

The aggregate purchase price will be up to $19,000,000, payable as follows:

-	Cash of $2,500,000, payable $500,000 at closing and $2,000,000 in 30 days;

-	Cash of $2,500,000 in payment of a secured debt of MGI, payable May 31, 2011;

-	Issuance of 4,000,000 shares of common stock of the Company

-	Contingent earn-out of up to $10,000,000, payable over three year, if earned. as defined.

The acquisition provides for the Company to take control of the assets and operations on March 1, 2011.

Index