Form 10-Q
period 2011-03-31
Quadrant 4 Systems Corp
filed 2011-05-23
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of May 20, 2011 was 49,250,493.

Item 1.	Financial Statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)

Current Assets
Cash	$5,292	$60,061
Accounts receivables (net of allowance for doubtful accounts of $236,061 and $153,007 for
March 31, 2011 and December 31, 2010, respectively)	8,026,843	3,572,932
Other current assets	39,622	7,544

Total current assets	8,071,757	3,640,537

Intangible Assets	21,053,007	7,612,520

TOTAL ASSETS	$29,124,764	$11,253,057

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,621,793	$2,076,284
Note payable - factor	2,096,246	2,295,560
Notes payable -other	6,093,247	390,437
Due to seller	-	390,000

Total current liabilities	13,811,286	5,152,281

Long term debt	6,863,638	1,955,829

Total liabilities	20,674,924	7,108,110

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares;
issued and outstanding: none
Common stock - $0.001 par value; authorized: 5,000,000,000 shares; issued and outstanding:
48,417,159 and 42,750,492 at March 31, 2011 and December 31, 2010, respectively	48,417	42,750
Additional paid-in capital	11,952,251	7,485,418
Deficit	(3,550,828)	(3,383,221)

Total stockholders' equity	8,449,840	4,144,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,124,764	$11,253,057

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010

Revenue	$5,434,993	$11,725

Cost of revenue	4,318,874	-

Profit margin	1,116,119	11,725

General and administrative expenses	(355,423)	(19,105)
Amortization expense	(659,513)	-
Interest expense - net	(268,790)	-

Net loss	(167,607)	(7,380)

Net loss per common share	*	*

Weighted average common shares - basic
and diluted	44,998,640	3,150,211

* (Less than $0.01)

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2011		2010
Cash flows from operating activities:

Net loss		$(167,607)	$(7,380)

Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation		659,513	1,160
Doubtful accounts		83,504	-
Changes in assets and liabilities
Accounts receivable		(1,365,209)	-
Other current assets		(32,078)
Accounts payable and accrued expenses		963,707	7,500

Net cash provided by operating activities		141,830	1,280

Cash flows from financing activities:
Increase in note payable - factor		(199,314)	-
Proceeds from notes payable		140,000	-
Decrease in due to seller		(390,000)	-
Payments of long-term debt		(110,389)	-
Payments of notes payable		(109,396)	-
Proceeds from sales of common stock		472,500	-

Net cash provided by financing activities		(196,599)	-

Net increase in cash		(54,769)	1,280

Cash - Beginning of period		60,061	6

Cash - End of period		$5,292	$1,286

Noncash transaction
Acquisition of MGL (net of accounts payable and
accrued expenses of $2,600,000, notes payable
and long-term debt of $10,672,206 and
common stock of $4,000,000	$	None

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Organization

Quadrant 4 Systems Corporation (formerly Zolon Corporation) (Company) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc.  On July 12, 2001, the Company changed its name to Sun Network Group, Inc.  On June 3, 2005, the Company changed its name to Aventura VOIP Networks, Inc. and on October 17, 2005 to Aventura Holdings, Inc. On December 24, 2009, the Company changed its name to Zolon Corporation. On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation.

Operations

In May 2010, the Company changed its primary business model by broadening its computer consulting services and selling solutions that are bundled with technology. The Company intends to build a full spectrum of information technology (IT) services that include consulting, products and solutions to the health care, telecommunications and financial services industries  The Company has made acquisitions and may make additional acquisitions to provide these services.

Through March 31, 2011, all revenues have been from computer consulting services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in Item 2 of this report and in the Company's Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of the results for a full year.

Consolidated Financial Statements

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, VSG Acquisition Corp, Resource Mine Acquisition Corp, ISS Acquisition Corporation and Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible Assets

Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.  The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed. Software and customer lists were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five to seven years.

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

NOTE 3 – ACQUISITIONS

StoneGate Holdings

Effective April 1, 2010, the Company acquired 100% of the outstanding shares of VSG Acquisition, Inc. (VSG), RMI Acquisition, Inc. (RMI) and the right to consummate the acquisition of ISS Acquisition, Inc. (ISS) from StoneGate Holdings, Inc. (StoneGate Holdings), in exchange for 32,000,000 shares of common stock of the Company. StoneGate Holdings, through VSG, RMI and ISS, had either recently or was about to complete the following acquisitions. All of these purchases were to expand the Company’s customer base.

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

Cornerstone Information Systems and Orionsoft

Effective April 1, 2010, VSG purchased certain assets owned by Bank of America, acquired under its security agreement with Cornerstone Information Systems, Inc. and Orionsoft, Inc., in exchange for $3,800,000 in cash and the assumption of certain liabilities of $6,957,641. The value of the purchase was based on the cash paid and liabilities assumed.

The Company included the operations of VSG as of the date of control. The purchase of the Cornerstone Information and Orionsoft assets was recorded at cost and the Company allocated the aggregate purchase price over the assets and liabilities acquired, as follows:

Accounts receivable	$4,957,138
Allowance for doubtful accounts	(1,743,949)
Customer list	7,544,452

Purchase price	$10,757,641

Resource Mine

Effective April 1, 2010, RMI purchased certain assets owned by Resource Mine, Inc.  in exchange for $250,000 in cash and the assumption of certain liabilities of $588,333. The purchase provided for the Company to take control of the assets and operations on April 1, 2010.

The Company included the operations of RMI as of the date of control. The purchase of the RMI assets was recorded at cost and the Company allocated the aggregate purchase price over the assets, as follows:

Accounts receivable	$37,299
Customer list	801,034

Purchase price	$838,333

Integrated Software Solutions

Effective July 1, 2010 the Company acquired certain assets of Integrated Software Solutions, Inc. in exchange for: (a) $850,000 in cash, which was paid $150,000 into escrow for expenses of the seller and $700,000 which was paid on October 15, 2010, plus interest at 10%, per annum, (b) $500,000 due on June 30, 2012, plus interest at 5%, per annum, and (c) 2,000,000 shares of the Company’s common stock. The shares were valued at $900,000, the share price on the date of the acquisition; as such amount was more readily determinable than the value of the assets acquired.

The Company included the operations of ISS as of the date of purchase. The Company recorded the purchase of the ISS assets on the purchase method of accounting and allocated the aggregate purchase price over the assets acquired, as follows:

Customer list	$2,243,175
Deposits	6,825

Purchase price	$2,250,000

Quadrant 4 Solutions, Inc.

Effective March 1, 2011, subject to a final closing on April 15, 2011, the Company acquired all of the outstanding shares of Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.) and also agreed to purchase certain software development resources and other assets based in India and assume certain liabilities associated with those assets. Final closing of India based assets is scheduled in 60 days.

The aggregate purchase price will be up to $19,000,000, payable as follows:

-	Note payable of $5,000,000 to the seller, payable $2,500,000 in one year and $2,500,000 in two years;
-	Issuance of 4,000,000 shares of common stock of the Company;
-	Assumption of up to $100,000 of accounts payable and;
-	Contingent earn-out of up to $10,000,000, payable over three year, if earned, as defined.

The company took control of the assets and operations on March 1, 2011.

The shares were valued at $4,000,000 ($1.00, per share), the purchase price as determined by the parties.

The Company included the operations of Quadrant 4 Solutions as of the date of control. The Company recorded the purchase of the Quadrant 4 Solutions on the purchase method of accounting and allocated the aggregate purchase price over the assets acquired, as follows:

Accounts receivable	$3,172,206
Software technology	3,500,000
Framework software technology	2,100,000
Customer list	8,500,000
Accounts payable and accrued expenses	(2,500,000)
Notes Payable	(5,672,206)

Purchase price	$9,100,000

NOTE 4 – INTANGIBLE ASSETS

As of March 31, 2011, intangible assets consisted of the following:

		Accumulated
	Cost	Amortization

Customer list - VSG	$6,044,452	$1,420,654
Customer list – RMI	801,034	160,207
Customer list – ISS	2,243,175	336,475
Customer list- Quadrant 4 Solutions	8,500,000	141,667
Technology software	3,500,000	41,667
Framework technology software	2,100,000	35,000

	$23,188,661	$2,135,670

As of December 31, 2010, the Company determined that the carrying value of the customer list of VSG was greater than its fair value and accordingly wrote-off $1,500,000.

NOTE 5 – NOTE PAYABLE - FACTOR

On February 23, 2010, the Company (through StoneGate Holdings and VSG) entered into a financing agreement with a financing company providing factor-financing (factor). Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the factor in return for a line of credit of $3,500,000. The agreement is automatically renewable on the first anniversary unless cancelled by the parties. Fees under the agreement consist of a commitment fee of $35,000, a service fee of 0.825%, per month, and interest at prime plus 2%, per annum.  In addition, the Company was provided an additional loan of $250,000, with interest at 24%, per annum, payable in monthly amounts, commencing April 1, 2010, of $40,000 until paid, plus interest.  All borrowings are collateralized by the accounts receivable and substantially all other assets.

NOTE 6 – NOTES PAYABLE - OTHER

As of March 31, 2011, notes payable consisted of:

Note payable originally payable monthly through December 31, 2011, plus interest at 15% per annum,	$166,667
Note payable due December 31, 2011 , plus interest at 17%, per annum	14,374
Note payable originally payable monthly through July 17, 2011, plus interest at 15%, per annum	100,000
Note payable due January 10, 1012, plus interest at 10%, per annum	140,000
Secured revolving note payable (a)	3,172,206
Note payable on May 30, 2011, plus interest at 12%, per annum	2,500,000

$6,093,247

Note payable due May 31, 2012 to a stockholder, plus interest at 5%, per annum	$500,000
Note payable due June 30, 2012 plus interest at 5%, per annum	1,363,638
Note payable due seller, plus interest at 5%, per annum.	5,000,000

Total long-term notes	$6,863,638

(a)	through May 30, 2011, plus interest at 12%, per annum. The assets acquired are collateral under the agreement.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

In October and November, 2010, the Company sold 5,600,281 shares of common stock for $1,444,750, net of expenses of $92,250. In addition, for each share of common stock sold, the Company issued one warrant to purchase one shares of common stock at $.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined. The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined.

On January 7, 2011, the Company sold 1,666,667 shares of common stock for $472,500, net of expenses ($.30, per share). In addition, for each share of common stock sold, the Company issued one warrant to purchase one shares of common stock at $.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined. The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined.

Reverse Stock Split

On December 24, 2009, the Company declared a 1,000 for 1 reverse stock split, effective March 15, 2010, and transferred $ 3,147,061 from common stock to additional paid-in capital. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

NOTE 8 – CONTINGENCIES

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover such claims.

The Company has been named in an arbitration action for attorney’s fees claimed by former counsel to StoneGate Holdings, who has alleged that there is a total of approximately $18,000 due to them.  The legal services were rendered in connection with the assets subsequently acquired by the Company but the Company had no contract with the attorney or any agreement with StoneGate Holdings to pay the balance of fees. The Company believes that its being named in the arbitration matter is without merit and intends to defend the claim.

NOTE 9 – INCOME TAXES

As of March 31, 2011, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

Common Stock

On April 10, 2011, the Company sold 833,334 shares of common stock for $236,250, net of expenses, respectively, ($.30, per share).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended March 31, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

The Company recently completed some significant acquisitions that are reflected in the accompanying financial statements.  The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets.  Therefore, the significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.

The current operations of the Company consist of providing Information Technology (IT) and Software enabled services and consulting.  The Company is focused on providing its services to companies the Financial Services, Healthcare and Telecom sectors.  The Company intends to grow organically from the expansion of offerings and services to customers, most of who were acquired as relationships from acquisitions as well as the acquisition of new business relationships as part of its acquisition strategy.

The financial statements being reported in this Quarterly Report are based on assets recently acquired.  The Company has a limited operating history with these assets, their management and the implementation of controls.  There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results disclosed for the recently-ended quarter.  The risks associated with recently-acquired assets are also discussed as a risk below.

Results of Operations

In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant.  The Company acquired new businesses in transactions which materially affected the amount of reported income from continuing operations. The revenues, expenses and income reflect the new businesses. Acquisition of the new businesses resulted in material increases in revenues, expenses and income but these increases are not attributed to changes in pricing or profitability of such businesses compared to prior periods of such businesses but rather the acquisition of such business.

REVENUES

Revenues for the three months ended March 31, 2011 were $5,434,993. The $11,725 of revenue reported in the first quarter of 2010 is fee income.  In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant.

The increase in revenues of $5,423,268 was due to the Company’s acquisition of three entities during the year ended December 31, 2010 and one entity in 2011. Revenues were comprised of service-related sales of software programming, consulting and development services.

OPERATING AND OTHER EXPENSES

Cost of revenue for the three months ended March 31, 2011 was $4,318,874 compared to cost of revenue for the three months ended March 31, 2010 of none.   In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant. Cost of sales is comprised primarily of the direct costs of labor and related expenses.

Operating expenses for the three months ended March 31, 2011 were $1,014,936 compared to operating expenses for the three months ended March 31, 2010 of $19,105.  In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant.

Operating expenses are comprised primarily of general and administrative costs of the Company. Included in operating expenses was $659,513 of amortization expense for customer lists acquired by the company during 2010.

Financing and interest expenses were $268,790 for the three months ended March 31, 2011 compared to none for the three months ended March 31, 2010.  The increase in financing expenses is a result of costs incurred with borrowings for long term debt to finance the Company’s acquisitions and the receivable factoring of the Company’s trade receivables.

As a result of the above factors, the Company reported a loss of $167,607 for the three months ended March 31, 2011 as compared to a loss of $7,380 for the three months ended March 31, 2010.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ended March 31, 2011 and March 31, 2010 is calculated as follows:

	March 31, 2011
Net (loss) income	$	(167,607)
Interest expense		268,790
Depreciation expense
Amortization expense		659,513

EBITDA		760,696

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had had an accumulated deficit of $3,550,828 and a working capital deficit of $5,739,529.

The Company has no material commitments for capital expenditures.

Net cash provided by operations during the three months ended March 31, 2011 was $141,830. In the comparable period of March 31, 2010, the Company had net cash provided by operations of $1,280.  The increase of $140,550 was due primarily to an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable.

Cash used in financing activities for the three months ended March 31, 2011 was $196,599, primarily the result of payments of long-term debt, notes payable and due to seller offset in part by the sale of common stock and proceeds from note payable.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2011.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the unaudited financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The following are a summary of the significant accounting estimates and policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results.

Consolidated Financial Statements.  Our consolidated financial statements include the accounts our Company and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Intangible Assets.  Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.  The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.  Software and customer lists were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five to seven years.

Revenue Recognition.  Revenue is recognized when it has persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured. Revenue is recognized in the period the services are provided.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy our deficiency.

Changes in internal controls over financial reporting.  There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We have been named in an arbitration action for attorney’s fees claimed by former counsel to StoneGate Holdings, who has alleged that there is a total of approximately $18,000 due to them.  The legal services were rendered in connection with the assets subsequently acquired by the Company but the Company had no contract with the attorney or any agreement with StoneGate Holdings to pay the balance of fees.  The Company believes that its being named in the arbitration matter is without merit and intends to defend the claim.

Item 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2011, the Company issued 4,000,000 at $1.00, per share, to purchase all of the outstanding shares of Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.)  These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration.

On January 7, 2011, the Company sold 1,666,667 shares of common stock for $472,500, net of expenses ($.30, per share). In addition, for each share of common stock sold, the Company issued one warrant to purchase one shares of common stock at $.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined. The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined. These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration. These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration.

In April 2011, the Company sold 833,334 shares of common stock for $236,250, net of expenses, respectively, ($.30, per share). These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information

None

Item 6.	Exhibits

Item 601 of Regulation S-K

Exhibit No.:	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

May 23, 2011	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director