Form 10-Q
period 2011-06-30
Quadrant 4 Systems Corp
filed 2011-08-17
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 33-42498

QUADRANT 4 SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2850 Golf Road, Suite 405, Rolling Meadows, IL 60008
(Address of principal executive offices)

(312) 919-4447
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 15, 2011 was 49,250,492

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

Current Assets
Cash	$229,067	$60,061
Accounts and unbilled receivables (net of allowance for doubtful accounts of $286,061 and $153,007 as of June 30, 2011 and December 31, 2010, respectively)	8,831,716	3,572,932
Other current assets	6,740	7,544

Total current assets	9,067,523	3,640,537

Other assets	21,078	-
Intangible Assets	19,956,809	7,612,520

TOTAL ASSETS	$29,045,410	$11,253,057

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,616,681	$2,076,284
Note payable - factor	5,761,440	2,295,560
Notes payable - other	4,297,446	390,437
Due to seller	-	390,000

Total current liabilities	15,675,567	5,152,281

Long term debt	5,000,000	1,955,829

Total liabilities	20,675,567	7,108,110

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: issued and outstanding: none	-	-
Common stock - $0.001 par value; authorized: 5,000,000,000 shares: issued and outstanding 49,250,492 and 42,750,492 at June 30, 2011 and December 31, 2010, respectively	49,250	42,750

Additional paid-in capital	12,187,668	7,485,418
Deficit	(3,867,075)	(3,383,221)

Total stockholders' equity	8,369,843	4,144,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,045,410	$11,253,057

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$8,567,333	$4,324,814	$14,002,326	$4,336,539

Cost of revenue	6,615,947	3,648,096	10,934,821	3,648,096

Gross Margin	1,951,386	676,718	3,067,505	688,443

General and administrative expenses	(614,861)	(199,862)	(976,534)	(218,967)
Amortization expense	(1,096,198)	(342,274)	(1,755,711)	(342,274)
Interest expense	(556,574)	(226,978)	(819,114)	(226,978)

Net income (loss)	$(316,247)	$(92,396)	$(483,854)	$(99,776)

Net income (loss) per common share	$(0.01)	*	$(0.01)	*

Weighted average common shares - basic and diluted	48,426,418	35,150,211	47,031,339	35,150,211

* Less than $0.01, per share

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:

Net loss	$(483,854)	$(99,776)

Adjustments to reconcile loss to net cash used in operating activities:
Amortization	1,755,711	342,274
Doubtful accounts	133,054	-
Changes in assets and liabilities
Accounts and unbilled receivables	(2,219,632)	(342,668)
Other current assets	804	(5,077)
Other assets	(21,078)	-
Accounts payable and accrued expenses	979,429	1,703,474

Net cash provided by operating activities	144,434	1,598,227

Cash flows from investing activities:
Acquisition of assets, net of liabilities assumed	-	(3,416,022)
Disposition of fixed assets, net	-	25,541

Net cash used in investing activities	-	(3,390,481)

Cash flows from financing activities:
Increase in note payable - factor	3,465,880	-
Proceeds from notes payable	386,645	-
Decrease in due to seller	(390,000)	-
Payments of long-term debt	(110,389)	-
Payments of notes payable	(4,036,314)	-
Proceeds from sales of common stock	708,750	1,919,000

Net cash provided by financing activities	24,572	1,919,000

Net increase in cash	169,006	126,746

Cash - Beginning of period	60,061	1,286

Cash - End of period	$229,067	$128,032

Noncash transaction
Acquisition of MGL (net of accounts payable and accrued expenses of $2,600,000, notes payable and long-term debt of $10,672,206 and common stock of $4,000,000.	$	NONE

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Organization

Quadrant 4 Systems Corporation (formerly Zolon Corporation) (the “Company”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc.  On July 12, 2001, the Company changed its name to Sun Network Group, Inc.  On June 3, 2005, the Company changed its name to Aventura VOIP Networks, Inc. and on October 17, 2005 to Aventura Holdings, Inc.  On December 24, 2009, the Company changed its name to Zolon Corporation.  On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation.

Operations

In May 2010, the Company changed its primary business model by broadening its computer consulting services and selling solutions that are bundled with technology. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to the health care, telecommunications and financial services industries.  The Company has made additional acquisitions to provide these services.

Through June 30, 2011, all revenues have been from computer consulting services.

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

Reclassifications

Certain amounts for prior years have been reclassified to conform to 2011 financial statement presentation.

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

Quadrant 4 Solutions, Inc.

Effective March 1, 2011, the Company acquired all of the outstanding shares of Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.) and also purchased certain software development resources and assets based in India and assumed certain liabilities associated with those assets.

The aggregate purchase price will be up to $19,000,000, payable as follows:

-	Note payable of $5,000,000 to the seller, payable June 30, 2014:
-	Issuance of 4,000,000 shares of common stock of the Company;
-	Assumption of up to $100,000 of accounts payable and;
-	Contingent earn-out of up to $10,000,000, payable over three years, if earned, as defined.

The  Company took control of the assets and operations on March 1, 2011.

The shares were valued at $4,000,000 ($1.00 per share), the purchase price as determined by the parties.

The Company included the operations of Quadrant 4 Solutions as of the date of control.  The Company recorded the purchase of the Quadrant 4 Solutions on the purchase method of accounting and allocated the aggregate purchase price over the assets acquired, as follows:

Accounts receivable	$3,172,206
Software technology	3,500,000
Framework software technology	2,100,000
Customer list	8,500,000
Accounts payable and accrued expenses	(2,500,000)
Notes payable	(5,672,206)

Purchase price	$9,100,000

NOTE 4 – INTANGIBLE ASSETS

As of June 30, 2011, intangible assets consisted of the following:

	Cost	Accumulated Amortization

Customer list – VSG	$6,044,452	$1,709,625
Customer list – RMI	801,034	200,259
Customer list – ISS	2,243,175	448,634
Customer list-Quadrant 4 Solutions	8,500,000	556,667
Technology software	3,500,000	166,667
Framework technology software	2,100,000	140,000

	$23,188,661	$3,231,852

For the six months ended June 30, 2011, the amortization expense was $1,755,711.

As of December 31, 2010, the Company determined that the carrying value of the customer list of VSG was greater than its fair value and accordingly wrote off $1,500,000.

NOTE 5 – NOTE PAYABLE - FACTOR

On February 23, 2010, and as amended June 1, 2011, the Company (through StoneGate Holdings and VSG) entered into a financing agreement with a financing company providing factor-financing (factor). Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the factor in return for a line of credit of $6,500,000. The agreement is automatically renewable on the second anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $35,000, a service fee of 0.825%, per month, and interest at prime plus 2%, per annum.  In addition, the Company was provided an additional loan (Over Advance Loan) of up to $800,000, with interest at 24%, per annum, payable in monthly amounts, commencing April 1, 2010, of $40,000 until paid, plus interest.  All borrowings are collateralized by the accounts receivable and substantially all other assets.

NOTE 6 – NOTES PAYABLE - OTHER

As of June 30, 2011, notes payable consisted of:

Note payable originally due December 31, 2011, plus interest at 20%, per annum,	$103,806
Note payable due December 31, 2011, plus interest at 10%, per annum	140,000
Note payable due September 30, 2011, plus interest at 12%, per annum	2,175,000
Note payable due June 30, 2012, plus interest at 5% per annum	500,000
Note payable due May 31, 2012 to a stockholder, plus interest at 5% per annum	1,378,640
Total short-term notes	$4,297,446

Note payable due seller, plus interest at 5%, per annum	$5,000,000

Total long-term notes	$5,000,000

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

In October and November, 2010, the Company sold 5,600,281 shares of common stock for $1,444,750, net of expenses of $92,250.  In addition, for each share of common stock sold, the Company issued one warrant to purchase one share of common stock at $.60, per share, for a period of 5 years.  The number and price of the warrants may be adjusted upon certain transactions, as defined.  The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined.

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

During the quarter ending June 30, 2011, Company sold 833,333 shares of common stock for $236,250, net of expenses ($.30, per share).

Reverse Stock Split

On December 24, 2009, the Company declared a 1,000 for 1 reverse stock split, effective March 15, 2010, and transferred $3,147,061 from common stock to additional paid-in capital. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

NOTE 8 – CONTINGENCIES

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover such claims.

NOTE 9 – INCOME TAXES

As of June 30, 2011, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

NOTE 10– SUBSEQUENT EVENTS

As of July 1, 2011, the Company will have two operating subsidiaries, Quadrant 4 Solutions, Inc. and Quadrant 4 Consulting, Inc.  This merger will not affect reporting or presentation of financial information.

On August 1, 2011, the Company learned that it was named in litigation seeking payment of an “exclusivity fee” arising from the engagement of a financing source as alleged in the complaint. The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The Company has also filed a counterclaim relating to the improper nature of the litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended June 30, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The current operations of the Company consist of providing Information Technology (IT) and Software enabled services and consulting.  The Company is focused on providing its services to companies in the Financial Services, Healthcare and Telecom sectors.  The Company intends to grow organically from the expansion of offerings and services to customers, most of whom were acquired as relationships from acquisitions as well as the acquisition of new business relationships as part of its acquisition strategy.

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

Results of Operations

In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant.  The Company acquired new businesses in transactions which materially affected the amount of reported revenue from continuing operations.  The revenues, expenses and income reflect the new businesses.  Acquisition of the new businesses resulted in material increases in revenues, expenses and income but these increases are not attributed to changes in pricing or profitability of such businesses compared to prior periods of such businesses but rather the acquisition of such business.

REVENUES

Revenues for the three months ended June 30, 2011 totaled $8,567,333 compared to $4,324,814 of revenue during the comparable period in 2010.  The increase in revenues of $4,242,519 was due to the Company’s acquisition of three entities in 2010 and one in 2011.  Revenues were comprised of service-related sales of software programming, consulting and development services.

Revenues for the six months ended June 30, 2011 totaled $14,002,326 compared to $4,336,539 of revenue during the comparable period in 2010.  The increase in revenues of $9,665,787 was due to the Company’s acquisition of three entities in 2010 and one in 2011.   Revenues were comprised of service-related sales of software programming, consulting and development services.

OPERATING AND OTHER EXPENSES

Cost of revenue for the three months ended June 30, 2011 totaled $6,615,947 compared to cost of revenue of  $3,648,096 during the comparable period in 2010.  In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant.  Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the six months ended June 30, 2011 totaled $10,934,821 compared to cost of revenue of  $3,648,096 during the same period in 2010.  In 2010, the Company changed its business model significantly and, as a result, comparisons to previous periods are not relevant. Cost of revenues are comprised primarily of the direct costs of employee and contract labor and related expenses

General & administrative expenses for the three months ended June 30, 2011 totaled $614,861 compared to general & administrative expenses of $199,862 for the comparable period in 2010.  The increase in general & administrative expenses of $414,999 was related to increases in legal and accounting fees associated with the acquisitions and increased staffing to manage the growth of the Company.

General & administrative expenses for the six months ended June 30, 2011 totaled $976,534 compared to general & administrative expenses of $218,967 during the same period in 2010.  The increase in selling, general & administrative expenses of $757,567 was related to increases in legal and accounting fees associated with the acquisitions and increased staffing to manage the growth of the Company.

Amortization expense for the three and six months ended June 30, 2011 totaled $1,096,198 and $1,755,711, respectively. Amortization expense for the three and six months ended June 30, 2010 totaled $342,274 and $342,274, respectively.   Amortization expense increased due to the acquisition of intangible assets  (customer lists, software technology, and hardware technology) from the new business entities acquired by the Company in 2010 and 2011.

Financing and interest costs for the three and six months ended June 30, 2011 totaled $556,574 and $819,114, respectively.  This compared to financing and interest costs for the three and six months ended June 30, 2010 of $226,978 and $226,978, respectively.  The increase in financing and interest costs is a result of costs incurred with borrowings for long term debt to finance the Company’s acquisitions and the receivable factoring of the Company’s trade receivables.

The Company reported a net loss of $316,247 for the three months ended June 30, 2011 compared to loss of $92,396 for the comparable period in 2010.  The increased loss for 2011 is a result of the increases in amortization expense, general and administrative expense and interest expense for 2011 as compared to the comparable period in 2010.

The Company reported net loss of $483,854 for the six months ended June 30, 2011 compared to net loss of $99,776 for the same period in 2010.   The increased loss for 2011 is a result of the increases in amortization expense, general and administrative expense and interest expense for 2011 as compared to the comparable period in 2010.

Earnings before interest, taxes, depreciation and amortization (EBITDA) for the three and six months ended June 30, 2011 is calculated as follows:

	June 30, 2011 3 months	June 30, 2011 6 months
Net loss	$(316,247)	$(483,854)
Interest expense	556,574	819,114
Amortization	1,096,198	1,755,711

EBITDA	$1,336,525	$2,090, 971

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had an accumulated deficit of $3,867,075 and a working capital deficit of $6,608,044.

Net cash provided by operations for the six months ended June 30, 2011 was $144,434 as compared to the six months ended June 30, 2010 of $1,598,227. This decrease of $1,453,793 is due in part to an increase in accounts receivable offset by increases in accounts payable and amortization.

Cash provided by financing activities for the six months ended June 30, 2011 was $24,572 as compared to $1,919,000 for the six months ended June 30, 2010. This decrease of $1,894,428 was primarily due to a decrease in proceeds from the sale of stock of $1,210,250 from the 2010 period as compared to the 2011 period and the increase in payments of the notes payable in 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2011.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not effective as of June 30, 2011, based on their evaluation of these controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.  The material weaknesses that we have identified relate to the fact that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support or financial reporting requirements. We are working to remedy our deficiency.

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that  materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 1, 2011, the Company learned that it was named in litigation seeking payment of an “exclusivity fee” arising out of the engagement of a financing source as alleged in the complaint, as more fully described in the Form 8-K, dated August 1, 2011.  The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The Company has also filed a counterclaim relating to the improper nature of the lawsuit.

While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

We are not currently subject to any other legal proceedings, nor, to our knowledge, is any other legal proceeding threatened against us.  From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On  March 1, 2011, the Company issued 4,000,000 at $1.00, per share, to purchase all of the outstanding shares of MGL Solutions, Inc.  These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration.

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

101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

August 17, 2011	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director