Form 10-Q
period 2011-09-30
Quadrant 4 Systems Corp
filed 2011-11-18
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

(732) 798-3000
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 18, 2011 was 49,250,492.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

Current Assets
Cash	$87,205	$60,061
Accounts and unbilled receivables (net of allowance for doubtful accounts of $339,008 and $153,007 for September 30, 2011 and December 31, 2010, respectively)	8,724,984	3,572,932
Other current assets	16,323	7,544

Total current assets	8,828,512	3,640,537

Property and equipment - net	5,000	-
Deferred costs	216,326	-
Other assets	58,747	-
Intangible assets, net	18,983,825	7,762,163

TOTAL ASSETS	$28,092,410	$11,402,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,817,401	$2,076,284
Note payable - factor	5,004,208	2,295,560
Notes payable - other	1,887,146	390,437
Due to seller	-	390,000

Total current liabilities	12,708,755	5,152,281

Long term debt	9,237,967	4,118,796

Total liabilities	21,946,722	9,271,077

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: issued and outstanding: none
Common stock - $0.001 par value;authorized: 5,000,000,000 shares: issued and outstanding 49,250,492 and 42,750,492 at September 30, 2011 and December 31, 2010, respectively	49,250	42,750
Additional paid-in capital	10,200,752	5,498,502
Deficit	(4,104,314)	(3,409,629)

Total stockholders' equity	6,145,688	2,131,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,092,410	$11,402,700

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$7,834,869	$5,194,603	$21,837,195	$10,618,254

Cost of revenue	6,088,508	4,429,442	17,023,329	9,176,428

Gross Margin	1,746,361	765,161	4,813,866	1,441,826

General and administrative expenses	(465,753)	(270,992)	(1,436,039)	(439,080)
Amortization expense	(1,122,627)	(542,637)	(2,878,338)	(959,911)
Interest expense	(368,810)	(298,615)	(1,194,174)	(582,612)

Net loss	$(210,829)	$(347,083)	$(694,685)	$(539,777)

Net loss per common share	*	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares - basic and diluted	49,250,492	37,150,211	47,779,186	19,406,621

* Less than $.01. per share

See notes to consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(694,685)	$(539,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,878,338	959,911
Doubtful accounts	186,001	-
Disposal of fixed assets		26,700
Changes in assets and liabilities
Accounts and unbilled receivables	(2,165,847)	709,029
Deferred expenses	(216,326)	-
Other current assets	(67,526)	-
Accounts payable and accrued expenses	1,141,117	(6,519,301)

Net cash provided by(used in) operating activities	1,061,072	(5,363,438)

Cash flows from investing activities:
Acquisition of assets, net of liabilities assumed and shares issued	-	(850,000)
Purchase of fixed assets	(5,000)	-

Net cash used in investing activities	(5,000)	(850,000)

Cash flows from financing activities:
Increase in note payable - factor	2,708,648	2,899,309
Proceeds from notes payable	456,592	387,500
Proceeds of long-term debt	-	2,603,958
Increase (decrease) in due to seller	(390,000)	390,000
Payments of notes payable	(4,512,918)	(59,563)
Proceeds from sales of common stock	708,750	-

Net cash (used in) provided by financing activities	(1,028,928)	6,221,204

Net increase (decrease) in cash	27,144	7,766

Cash - Beginning of period	60,061	6

Cash - End of period	$87,205	$7,772

Noncash transaction
Acquisition of MGL (net of accounts payable and accrued expenses of $2,600,000, notes payable and long-term debt of $10,672,206 and common stock of $4,000,000.

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF ORGANIZATION

Organization

Quadrant 4 Systems Corporation (formerly Zolon Corporation) (the “Company”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc.  On July 12, 2001, the Company changed its name to Sun Network Group, Inc.  On June 3, 2005, the Company changed its name to Aventura VOIP Networks, Inc. and on October 17, 2005 to Aventura Holdings, Inc.  On December 24, 2009, the Company changed its name to Zolon Corporation.  On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation.  On July 1, 2011, the Company merged three of its wholly-owned subsidiaries, VSG Acquisition Corp., Resource Mine Acquisition Corp. and ISS Acquisition Corporation into one newly created wholly-owned subsidiary, Quadrant 4 Consulting, Inc.

Operations

In April 2010, the Company changed its primary business model by broadening its computer consulting services and selling solutions that are bundled with technology. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to the Health Care, Telecommunications and financial services industries.  The Company has made additional acquisitions to provide these services.

Through September 30, 2011, all revenues have been from computer software consulting services.

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

Consolidated Financial Statements

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Quadrant 4 Consulting, Inc. (formerly VSG Acquisition Corp, Resource Mine Acquisition Corp, and ISS Acquisition Corporation) and Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08: “Intangibles--Goodwill and Other (Topic 350) Testing Goodwill for Impairment”.  The amendments in this update are intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted for annual and interim goodwill impairment tests performed as of a date prior to September 15, 2011 if the entity's financial statements for the most recent annual or interim period have not yet been issued.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05: (1) eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders' equity, (2) requires presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) requires presentation of reclassification adjustments on the face of the statement. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards.  While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – ACQUISITIONS

 StoneGate Holdings

On May 20, 2010, the Company acquired 100% of the outstanding shares of VSG Acquisition, Inc. (VSG), RMI Acquisition, Inc. (RMI) and ISS Acquisition, Inc. (ISS) from StoneGate Holdings, Inc. (StoneGate Holdings), in exchange for a note payable of $3,800,000 and 32,000,000 shares of common stock of the Company. StoneGate Holdings, through VSG, RMI and ISS had either recently or was about to complete the following acquisitions. All of these purchases were to expand the Company’s customer base. The note payable is due May 31, 2012, plus interest at 5%, per annum.

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

Cornerstone Information Systems and Orionsoft

Effective April 1, 2010, VSG purchased certain assets owned by Bank of America, acquired under its security agreement with Cornerstone Information Systems, Inc. and Orionsoft, Inc., in exchange for $3,800,000 in cash, the assumption of certain liabilities of $6,957,641 and a commitment to issue 32,000,000 of the Company’s common stock. The purchase agreement provided for the Company to take control of the assets and operations on April 1, 2010.

The value of the purchase price was based on the cash paid, the liabilities assumed and the value of the commitment to issue the shares of the Company's common stock, $1,920,000, the stock price of the Company's common stock as of the effective date of the transaction.

 The Company included the operations of VSG as of the date of control. The acquisition was recorded on the purchase method and the aggregate purchase price of $12,677,641and was allocated over the assets acquired, as follows:

Accounts receivable	$4,957,138
Customer list	7,720,503

Purchase price	$12,677,641

The purchase price also provided for the Company to charge all uncollectable receivables against the note payable to Stonegate Holdings.

Resource Mine

On May 3, 2010, RMI purchased certain assets owned by Resource Mine, Inc.  in exchange for a note payable of $250,000 and the assumption of certain liabilities of $588,333. The purchase agreement provided for the Company to take control of the assets and operations on April 1, 2010.

The value of the purchase price was based on the liabilities and the note issued.

The Company included the operations of RMI as of the date of control. The acquisition was recorded on the purchase method of accounting with the purchase price of $838,333 allocated over the assets acquired, as follows:

Accounts receivable	$37,299
Customer list	801,034

Purchase price	$838,333

Integrated Software Solutions

Effective July 1, 2010 the Company acquired certain assets of Software Solutions, Inc. in exchange for: (a) $850,000 in cash, which was paid $150,000 into escrow and $700,000 which was paid on October 15, 2010, plus interest at 10%, per annum, (b) $500,000 due on June 30, 2012, plus interest at 5%, per annum, and (c) 2,000,000 shares of the Company’s common stock. The shares were valued at $900,000, the share price on the date of the acquisition. The purchase agreement provided for the Company to take control of the assets and operations on July 1, 2010.

The value of the purchase price was based on the cash paid, the liabilities assumed and the value of the shares of the Company's common stock issued.

The Company included the operations of ISS as of the date of control. The acquisition was recorded on the purchase method of accounting and the aggregate purchase price of $2,250,000 and was allocated over the assets acquired, as follows:

Customer list	$2,243,175
Deposits	6,825

Purchase price	$2,250,000

Quadrant 4 Solutions, Inc.

Effective March 1, 2011, the Company acquired all of the outstanding shares of Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.) and also purchased certain software development resources and assets based in India and assumed certain liabilities associated with those assets.

The aggregate purchase price will be up to $19,000,000, payable as follows:

-	Note payable of $5,000,000 to the seller, payable June 30, 2014:
-	Note payable of $2,500,000 to the seller, payable October 1, 2013;
-	Issuance of 4,000,000 shares of common stock of the Company;
-	Assumption of up to $100,000 of accounts payable and;
-	Contingent earn-out of up to $10,000,000, payable over three years, if earned, as defined.

The  Company took control of the assets and operations on March 1, 2011.

The shares were valued at $4,000,000 ($1.00 per share), the purchase price as determined by the parties.
The value of the purchase price was based on the notes issued, value of the shares of the Company's common stock issued and the liabilities assumed.

The Company included the operations of Quadrant 4 Solutions as of the date of control.  The Company recorded the acquisition on the purchase method of accounting and allocated the aggregate purchase price over the assets acquired, as follows:

Accounts receivable	$3,172,206
Software technology	3,500,000
Framework software technology	2,100,000
Customer list	8,500,000
Accounts payable and accrued expenses	(2,500,000)
Notes payable	(5,672,206)

Purchase price	$9,100,000

NOTE 4 – INTANGIBLE ASSETS

As of  September 30, 2011, intangible assets consisted of the following:

	Cost	Accumulated Amortization

Customer list – VSG	$6,220,503	$2,051,443
Customer list – RMI	801,034	240,314
Customer list – ISS	2,243,175	560,792
Customer list - Quadrant 4 Solutions	8,500,000	991,669
Technology software	3,500,000	291,669
Framework technology software	2,100,000	245,000

	$23,364,712	$4,380,887

 For the nine months ended September 30, 2011, the amortization expense was $2,878,338.

As of December 31, 2010, the Company determined that the carrying value of the customer list of VSG was greater than its fair value and, accordingly, wrote off $1,500,000.

As of September 30, 2011 the estimated aggregated amortization expense for each of the five succeeding years was as follows:

2012	$4,419,998
2013	4,419,998
2014	4,419,998
2015	3,632,172
2016	1,383,333

$18,275,499

NOTE 5 – NOTE PAYABLE - FACTOR

On February 23, 2010 and June 1, 2011, as amended, the Company (through StoneGate Holdings and VSG) entered into a financing agreement with a financing company providing factor-financing (Factor). Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the Factor in return for a line of credit of $6,500,000. The agreement is automatically renewable on the second anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $35,000, a service fee of 0.825%, per month, and interest at prime plus 2%, per annum.  In addition, the Company was provided an additional loan of up to $800,000, with interest at 24%, per annum, payable in monthly amounts, commencing April 1, 2010, and due in full prior to December 31, 2011.

All borrowings are collateralized by the accounts receivable and substantially all other assets.

NOTE 6 – NOTES PAYABLE - OTHER

As of September 30, 2011, notes payable consisted of:

Note payable due December 31, 2011, plus interest at 20%, per annum,	$62,500
Note payable due December 31, 2011, plus interest at 10%, per annum	140,000
Note payable due June 30, 2012, plus interest at 5% per annum	500,000
Note payable due May 31, 2012, plus interest at 5%, per annum	320,374
Note payable due May 31, 2012 to a stockholder, plus interest at 5% per annum	864,272

Total short-term notes	$1,887,146

Note payable due to seller, on October 1, 2013 plus interest at 5%, per annum	2,162,967
Note payable due October 1, 2013, plus interest at 10%, per annum	2,075,000
Note payable due to seller, on June 30, 2014, plus interest at 5%, per annum	5,000,000

Total long-term notes	$9,237,967

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

In October and November, 2010, the Company sold 5,600,281 shares of common stock for $1,587,834, net of expenses of $92,250.  In addition, for each share of common stock sold, the Company issued one warrant to purchase one share of common stock at $.60, per share, for a period of 5 years.  The number and price of the warrants may be adjusted upon certain transactions, as defined.  The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined.

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

In April 2011, Company sold 833,333 shares of common stock for $236,250, net of expenses ($.30, per share).

Reverse Stock Split

On December 24, 2009, the Company declared a 1,000 for 1 reverse stock split, effective March 15, 2010, and transferred $3,147,061 from common stock to additional paid-in capital. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

NOTE 8 – CONTINGENCIES

On August 1, 2011, the Company learned that it was named in litigation seeking payment of an "exclusivity fee" arising from the engagement of a financing source as alleged in the complaint.  The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The Company has also filed a counterclaim relating to the improper nature of the litigation.

On October 20, 2011, the Company has also learned that it was named in litigation seeking repayment of a loan to one of its shareholders based on the allegation that the shareholder would include shares of the Company’s stock owned by it as part of the security or part of the repayment arrangements between the shareholder and the creditor of that shareholder.  The Company was not a party to the loan arrangement.  The Company believes that inclusion of the Company in the claim is without merit and intends to vigorously defend this action.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended September 30, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

The Company completed certain significant acquisitions in the quarters ended June 30, 2010 and June 30, 2011 that are reflected in the accompanying financial statements.  The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets and opportunities presented therein.  Therefore, the significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.

The current operations of the Company consist of providing Information Technology (IT) and Software enabled services and consulting.  The Company is focused on providing its services to companies in the Financial Services, Healthcare and Telecom sectors.  The Company intends to grow organically from the expansion of offerings and services to customers, most of which were acquired as relationships from acquisitions as well as the acquisition of new business relationships as part of its acquisition strategy.

The financial statements being reported in this Quarterly Report are based on assets acquired in the quarters ended June 30, 2010 and June 30, 2011.  The Company has a limited operating history with these assets, their management and the implementation of controls.  There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results disclosed for the recently-ended third quarter.  The risks associated with recently-acquired assets are also discussed as a risk in the Company’s annual report under Form 10-K.

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

Comparison of Three Months Ended September 30, 2011 and 2010

Revenues for the three months ended September 30, 2011 totaled $7,834,869 compared to $5,194,603 of revenue during the same period in 2010.  The increase in revenues of $2,640,266 was primarily due to the inclusion of revenues from the Company’s acquisition of a new business entity on March 1, 2011.  Revenues were comprised of service-related sales of software programming, consulting and development services.

Cost of revenue for the three months ended September 30, 2011 totaled $6,088,508 compared to cost of revenue of  $4,429,442 during the same period in 2010.  The increase in cost of revenue of $1,659,066 was due primarily to the inclusion of cost of revenue from the Company’s acquisition of a new business entity March 1, 2011. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Selling, general & administrative expenses for the three months ended September 30, 2011 totaled $465,753 compared to selling, general & administrative expenses of $270,992 during the same period in 2010.  The increase in selling, general & administrative expenses of $194,761 was primarily due to the inclusion of selling, general & administrative expenses from the Company’s acquisition of a new business entity on  March 1, 2011.  The actual amount of selling, general and administrative expenses for this period would have been greater but, during the three months ended September 30, 2011, the Company capitalized $216,326 of immigration/visa legal expenses which will be amortized over a three year period.   There was no comparable capitalization of expenses in the prior period.

Amortization expense for the three months ended September 30, 2011 and September 30, 2010 was $1,122,627 compared to $542,637 during the same period in 2010.   The increase in amortization expense of $579,990 was due to the additional amortization expense from intangible assets (customer lists, software technology, and hardware technology) acquired in connection with business entities acquired by the Company in 2010 and the first quarter in 2011.  Amortization periods on the acquired intangibles range from 5 – 7 years.

Financing and interest costs for the three months ended September 30, 2011 and September 30, 2010 were $368,810 and $298,615, respectively.  The increase in financing and interest costs of $70,195 was due to an increase in notes payable and long-term debt to finance the Company’s acquisitions and the note payable-factor.

The Company reported a net loss of $210,829 for the three months ended September 30, 2011 compared to net loss of $347,083 for the same period in 2010.  The decrease of $136,254 in net loss was due to the increased operations of the Company in the current period as compared to the prior period.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues for the nine months ended September 30, 2011 were $21,837,195 compared to $10,618,254 of revenue during the same period in 2010.  The increase in revenues of $11,218,941 was due to the inclusion of revenues from the Company’s acquisition of two new business entities on July 1, 2010 and March 1, 2011.  For the nine months ended September 30, 2010, there was only three months of revenue reported from the entity acquired on July 1, 2010.  Revenues were comprised of service-related sales of software programming, consulting and development services.

Cost of revenue for the nine months ended September 30, 2011 were $17,023,329 compared to cost of revenue of $9,176,428 during the same period in 2010.  The increase in cost of revenue of $7,846,901 was due to the inclusion of cost of revenues from the Company’s acquisition of two new business entities on July 1, 2010 and March 1, 2011.  For the nine months ended September 30, 2010, there were only three months of cost of revenues reported from the entity acquired on July 1, 2010.  Cost of revenues are comprised primarily of the direct costs of employee and contract labor and related expenses.

Selling, general & administrative expenses for the nine months ended September 30, 2011 were $1,436,039 compared to selling, general & administrative expenses of $439,080 during the same period in 2010.  The increase in selling, general & administrative expenses of $996,959 was primarily due to the inclusion of selling, general & administrative expenses from the Company’s acquisition of two new business entities on July 1, 2010, and March 1, 2011.  For the nine months ended September 30, 2010, there was only three months of selling, general and administrative expenses from the entity acquired on July 1, 2010.  The actual amount of selling, general and administrative expenses for this period would have been greater but, during the nine months ended September 30, 2011, the Company capitalized $216,326 of immigration/visa legal expenses which will be amortized over a three year period.  There was no comparable capitalization of expenses in the prior period.

Amortization expense for the nine months ended September 30, 2011 was $2,878,338 compared to $959,911 of amortization expense during the same period in 2010.  The increase in amortization expense of $1,918,427 was due primarily to the amortization of intangible assets (customer lists, software technology, and hardware technology) in connection with from the new business entities which the Company acquired in 2010 and the first quarter of 2011.  Amortization periods on the acquired intangibles range from 5 – 7 years.

Financing and interest costs for the nine months ended September 30, 2011 were $1,194,174 compared to $582,612 of financing and interest costs during the same period in 2010.The increase in financing and interest costs of $611,562 was due interest notes payable and long-term debt to finance the Company’s acquisitions and the note payable-factoring.

The Company reported net loss of $694,685 for the nine months ended September 30, 2011 compared to net loss of $539, 777 for the same period in 2010.  The increase of $154,908 in the net loss for nine months ended September 30, 2011 was primarily due to the increased operations of the Company in the current period as compared to the prior period.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three and nine months ended September 30, 2011 is calculated as follows:

	September 30, 2011 3 months ended	September 30, 2011 9 months ended
Net loss	$(210,829)	$(694,685)
Interest expense	368,810	1,194,174
Depreciation/amortization	1,122,627	2,878,338
EBITDA	$1,280,608	$3,377,827

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had an accumulated deficit of $4,104,314 and a working capital deficit of $3,880,243.

Net cash provided by operations for the nine months ended September 30, 2011 was $1,061,072 as compared to cash used in operations the nine months ended September 30, 2010 of $5,363,438. This increase of $6,424,510 was due in part to an increase in accounts receivable offset in part by increases in accounts payable and amortization.

Cash used in financing activities for the nine months ended September 30, 2011 was $1,028,928 as compared to cash provided by operations $6,221,204 for the nine months ended September 30, 2010. This decrease of $7,250,132 was primarily due to a decrease in borrowings offset in part by an increase in payments of borrowings and proceeds from the sale of stock.

The Company has relied upon outside entities and sellers to finance its operations and acquisitions.  A tightening of capital markets may reduce or eliminate funding sources resulting in a decrease in our liquidity and an inability to generate revenues from new lending activities.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2011.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not effective as of September 30, 2011, based on their evaluation of these controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 1, 2011, the Company learned that it was named in litigation in Federal Court in New York seeking payment of an “exclusivity fee” arising out of the engagement of a financing source as alleged in the complaint, as more fully described in the Form 8-K, dated August 1, 2011.  The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The Company has also filed a counterclaim relating to the improper nature of the lawsuit.

On October 20, 2011, the Company learned that it was named in litigation in state court in Dallas Texas, seeking repayment of a loan to one of its shareholders based on the allegation that the shareholder would include shares of the Company’s stock owned by it as part of the security or part of the repayment arrangements between the shareholder and the creditor of that shareholder.  The Company was not a party to the loan arrangement.  The Company believes that inclusion of the Company in the claim is without merit and intends to vigorously defend this action.

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

On March 1, 2011, the Company issued 4,000,000 at $1.00, per share, to purchase all of the outstanding shares of MGL Solutions, Inc.  These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration pursuant to Rule 4(2) involving private sales.

On January 7, 2011, the Company sold 1,666,667 shares of common stock for $472,500, net of expenses ($.30, per share). In addition, for each share of common stock sold, the Company issued one warrant to purchase one shares of common stock at $.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined. The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70, per share, as defined. These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration pursuant to Rule 4(2) involving private sales.

In April 2011, the Company sold 833,334 shares of common stock for $236,250, net of expenses, respectively, ($.30, per share). These shares were sold to an accredited investor in a private transaction and therefore believed to be exempt from registration pursuant to Rule 4(2) involving private sales.

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
101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

November 18, 2011	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director