Form 10-K
period 2011-12-31
Quadrant 4 Systems Corp
filed 2012-07-12
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

Commission File Number 33-42498

QUADRANT 4 SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2850 Golf Road, Suite 405, Rolling Meadows, Illinois, 60008
(Address of principal executive offices)

(732) 798-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(None)	(None)
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Securities Exchange Act of 1934).	Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 15, 2012 based on the closing price on that date of $0.40 on the Over the Counter Bulletin Board was $14,443,814.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of June 15, 2012 was 51,740,448.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

QUADRANT 4 SYSTEMS CORPORATION

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

PART I

ITEM 1.                      BUSINESS

Quadrant 4 Systems Corporation (sometimes referred to herein as “Quadrant 4 Systems” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. for the purpose of obtaining air carrier certification.  The Company’s Board of Directors elected in July, 1993 to suspend certification efforts, dispose of or abandon existing assets and seek settlement of existing indebtedness.  In July 1994, the Company completed a sale of its assets to Conquest Sun Airlines Corp. and Air Tran, Inc. (a spin-off subsidiary of Conquest Sun Airlines Corp.) and remained dormant until August, 2001 when the Company became involved in the motion picture industry and changed its name to Sun Network Group, Inc.  In June, 2005, the Company became involved in emerging technologies, primarily VOIP and internet-based CCTV security systems, and changed the Company’s name to Aventura VOIP Networks, Inc.  In October, 2005 the Company merged with Aventura Holdings, Inc. and adopted that name.  As Aventura Holdings, Inc., the Company elected to be governed as a “business development company” (or “BDC”) under sections 55 through 64 of the Investment Company Act of 1940 with the primary focus being the ownership of its technology assets including the existing VOIP development business and later a company developing and selling CCTV camera systems for security applications.  The Company operated as a BDC through May 2006 when it filed to un-elect this status.  With the un-election, the Company ceased to be an investment company and returned to operating the businesses of its subsidiaries.  The Company acquired an interest in an automobile-sales-financing company with the rights to acquire a larger interest.  This transaction was later unwound and the Company returned to its core business in emerging technologies.  On December 24, 2009 the Florida Secretary of State accepted an amendment to our Articles of Incorporation changing our name to Zolon Corporation.  This name was chosen based upon certain planned acquisitions which never materialized.  On March 31, 2011, effective April 1, 2011, the Florida Secretary of State accepted an amendment to our Articles of Incorporation changing our name to Quadrant 4 Systems Corporation. Quadrant 4 Systems Corporation currently offers software products, platforms, consulting services and solutions involving technologies including Cloud Computing, Mobility and Social Commerce to small, medium and large enterprise customers.

The Company has completed the following acquisitions consistent with its business model:

▪
The Company acquired the assets of Cornerstone Information Systems, Inc. and Orionsoft, Inc. from Stonegate Holdings, Inc. effective May 20, 2010.  The assets were previously acquired by Stonegate Holdings from Bank of America which sold them in accordance with its security agreements.  These assets are now part of Quadrant 4 Consulting, Inc.

▪	The Company acquired the assets of Resource Mine, Inc. from Stonegate Holdings effective May 20, 2010. These assets are now part of Quadrant 4 Consulting, Inc.
▪
The Company acquired the assets of Integrated Software Solutions, Inc. from this company effective July 1, 2010 pursuant to an assignment of the rights to acquire same held by Stonegate Holdings, Inc. and assigned to the Company.  These assets are now part of Quadrant 4 Consulting, Inc.

▪	The Company acquired the assets of Quadrant 4 Solutions (formerly MGL Solutions, Inc.) effective March 1, 2011.

Principal Business

The Company is engaged in the information technology (“IT”) sector as a provider of Software as a Service (SaaS) based technology products to enterprise customers in addition to custom software development, life cycle maintenance, outsourcing and consulting services.  In May 2010, the Company acquired certain assets involving IT consulting.  These acquired assets were greater in size than the existing business assets so the opportunity was treated by the Company as a material shift in its business model and disclosed in a Current Report on Form 8-K on May 27, 2010.  Information Technology related products and services is now the primary focus of the Company’s business model.

Business Strategy

The Company focuses on IT and IT Enabled Services (“ITES”) market segments including SaaS based application platforms, products, solutions and consulting services solutions specific to Healthcare, Retail, and Financial Services industries.  The Company has adopted this focus to take advantage of recent trends where many US corporations have deferred upgrading and implementing IT infrastructure projects during the most-recent economic downturn.  As these US corporations now consider modernizing their IT infrastructure and enterprise software applications, it will be critical for them to take advantage of new technologies such as Cloud Computing, Mobility and Social Media and achieve higher efficiency and greater impact on their business performance. The Company believes that there is a pent-up demand for such IT Solutions and products.  Quadrant 4 Systems Corporation’s solutions include industry specific SaaS based platforms offering enterprise software applications. Company is focused on integrating advanced technologies in its platforms and services resulting from convergence of Mobility and Social Media based e-Commerce. Company’s solutions in many cases utilize Cloud Computing delivery model. In addition to the technologies and proprietary software company offers, its consulting and implementation services will help these clients remain efficient and competitive during the recovery time. Company’s approach is to offer new technologies and platforms while leveraging client’s current infrastructure where possible and help them migrate to more advanced enterprise IT systems in order to remain efficient and competitive. Company believes it will be able to rapidly grow in targeted sectors by organic initiatives geared towards developing and deploying new products to its current and new potential clients.  Company also believes it will be able to attract additional assets, resources, technologies and client through subsequent acquisitions.  The Company intends to provide its services primarily to enterprises engaged in the, Healthcare, Retail and Financial Services sectors and a service portfolio comprising, but not limited to:

▪	Managed Services through its Software as Service (SaaS) platforms
▪	IT Services/Solutions including
▪	Software Product Architecture
▪	Software Development, Maintenance and Outsourcing
▪	IT Consulting
▪	Specific industry-focused Software Products and/or Technology

The core strategy utilizes the Company’s  ability to integrate new upcoming technology stack including Cloud Computing, Social Media, Mobility Management and advanced Data Analytics into clients’ existing IT infrastructure, software applications and allow them to leverage their investments.  Company has been building expanded expertise not only in technical areas but also assembling industry and domain specific competence in Healthcare, Retail and Financial services.  The Company is growing its product portfolio, industry specific solution suites, technology and business resources and client list through both organic efforts as well as through a carefully designed merger and acquisition plan. The Company completed three transaction during 2010 and 2011 and successfully integrated underlying assets, technologies and resources to maintain growth and maturity of its products and services.  While maintaining the performance of acquired assets and client relationships, the Company has continued to diligently align the acquired technology and resources in a way that new product development costs are significantly reduced while improving time to market these new and innovative solutions. Through these acquisitions, company has forged significant off-shore relationships and established global product development, support and delivery capabilities while enjoying benefits from low cost overseas labor.

Assets which the Company has acquired so far has provided expertise in the areas of technology consulting and business-process outsourcing to provide a value-added service to customers of the Company which allows those customers to maximize their resources and, in turn, create or preserve value.  The Company offers expertise and insight regarding the use of technology and efficiency of technology, outsourcing and business processes generally.  The core strategy focuses on the business processes and maximizing utilization of technology and human capital for our customers but we do not branch out into other areas of consulting unlike certain of our larger competitors. Instead, we leverage our current client engagements and acquired technologies and human resources into developing a set of proprietary technologies and platform that can be offered to enterprise clients as a standard  SaaS platform or bundled in custom solution.  Our new products based on SaaS model and technology enabled managed services  will provide sustainable revenue streams and non-liner growth curve in gross margins as deployment grows. We believe this focus on our core strategy is better for our customers most of whom can realize substantial gains resulting from the efficiency of our services.

Technology implementation for enterprise clients includes programming services to adopt newer technologies and update legacy systems for customers with established technology bases. The Company is often able to bundle its proprietary platform technology as licensed component or provide them with a SaaS solution. In most cases, the services require substantial hours of technically-skilled service-providers, individuals that we engage as employees and consultants to offer their talents to our customers.  Customers obtain programming services and consulting services that might not otherwise be available without the development of an infrastructure and hierarchy to implement such service-providers into their existing corporate environments. Since the Company has established global delivery model for implementing technology platforms for its clients, it has a unique advantage of blended cost structure involving low cost labor from overseas. The Company offers its enterprise clients very compelling business solutions combining its superior technology platforms and cost effective consulting and services. This allows our customers to maximize the efficiency by which they can implement, adopt or acquire newer technology and newer business-process solutions without the hurdles associated with setting up or overseeing such infrastructures and hierarchies.  Thus, our business model includes both the delivery of our services and the management of the infrastructure and hierarchy that we have created for such delivery.

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

In the Healthcare sector, the Company has identified a number of opportunities that can be addressed through its expertise and therefore represent marketing opportunities. These opportunities are in part driven by regulatory climate while both payers and providers are recognizing that new set of technologies can play a key role in achieving additional cost savings and efficiencies. We have traditionally helped our customers integrate their needs of providing Healthcare services, managing information, managing preventive health services with the ever-increasing regulatory framework in which Healthcare services are provided.  Our consulting services help customers deliver Healthcare or financing for Healthcare to maximize affordability and availability to the patients using technology and business-processes in the areas of records management, billing, back-office services, HIPAA-compliant information management systems and service-provision analysis. In year 2011, the Company started leveraging its expertise in the Healthcare industry and started development of a comprehensive Health Insurance Exchange Platform.  Our Health Insurance Exchange (HIX) is a SaaS based solution offering key functionalities including insurance enrollment, qualification, e-Commerce, records management and sharing and interfaces to multiple insurance plans, service providers and payers/administrators.  As a result, the Company is now in a position to participate in the bidding that require creating and operating private and government Health Exchanges.

Growth Strategy

The Company has defined a three-prong growth strategy:

▪	Continue organic growth through cross selling and upselling existing products and services to its current clients while opening new accounts
▪	Pursue new acquisitions (involving companies and/or businesses) which offer synergistic products and/or services in our focus areas
▪
Leverage its current set of proprietary technologies in conjunction with the M&A strategy and roll out new solutions in Healthcare, Retail and Financial Services industries. Accelerate deployments of its SaaS application suites and Cloud Computing product platforms by integrating bolt-on technologies acquired through these M&A transactions

Subsequent to the year ending December 31, 2010, the Company was able to complete an acquisition and formed its Solutions division.   This acquisition established a global delivery infrastructure for the Company involving CMM Level 5 technology development and excellence center involving over 350 offshore resources. Through this transaction, the Company acquired several strategic client relationships. This transaction demonstrates the implementation of our growth strategy with an increase in solutions offering as well as delivery infrastructure. Company was able to accelerate its product development efforts in Cloud Computing and SaaS areas based on the intellectual properties and technology framework acquired in this transaction. Health Insurance Exchange platform solution that Company started offering recently is a result of executing on this strategy.   In future transactions, the Company hopes to continue to acquire profitable and synergistic assets, leverage them into enhancing new product offering and also maintain a position to grow organically with cross-selling and upselling opportunities.  It is anticipated that the Company will continue to seek additional acquisitions that are accretive in nature until it reaches a critical mass.

Competition

The IT services market has a large number of participants and has segmented themselves into several sectors, which include Professional Services, Consulting, Application Software, Contract Programming and Equipment companies to name just a few.  Our direct competitors include, among others, many Tier 1 service providers such as Accenture, IBM Global Services, Cap Gemini at the global level and numerous small and boutique consulting shops at the local level.  Additionally, some of our competitors have greater resources than us.  Some of the key principal competitive factors affecting our market sectors are:

▪	Size and strength of balance sheet
▪	Credibility and Performance
▪	Track record and Reliability
▪	Quality of Personnel and
▪	Competitive Pricing

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

The core business remains in the technology sector but, from a focus on implementation of technology involving primarily hardware, the core business was shifted to consulting and implementation involving primarily software and systems engineering.  This shift in the core business was described in our Current Report filed under Form 8-K on May 27, 2010.  The Company continues to manage performance of its acquired assets in providing services in its core business.  The Company has been able to accelerate development of new SaaS product platforms for Healthcare and Retail industries by strategically aligning the additional technologies and human resources which were acquired in earlier M&A transactions.

Raw Materials

Since we are in the business of developing software applications and providing related services, we do not utilize any significant amount of raw materials. All of the raw materials needed for our business are readily available from several different suppliers and at market driven prices. We only purchase computers and other software in order to provide our services and software applications to customers.

Employees

As of June 15, 2012, the Company has 350 full-time employees, of which 9 may be considered members of management.  Employees are employed on ‘at-will’ basis and are not covered by any employment agreement.  Some of the employees are treated as independent contractors based on applicable factors such as control and independence.  None of the employees are represented by a union and the Company believes the relationship with the employee is good.

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

ITEM 1A.                   RISK FACTORS

Inclusion of this section is not required of smaller reporting companies.  An investment in our common stock is highly speculative, involves a high degree of risk, and should be considered only by those persons who are able to bear the economic risk of their investment for an indefinite period. In addition to other information in this Annual Report on Form 10-K, you should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

RISK FACTORS

An investment in our securities is highly speculative, involves a high degree of risk and should be made only by investors who can afford a complete loss of their investment.  You should carefully consider, together with the other matters referred to in this prospectus, the following risk factors before you decide whether to buy our common stock.

Risks Associated with Our Business and Industry

The markets in which we operate are highly competitive and we may be unable to compete successfully.

The IT consulting market sector is intensely competitive. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational consulting companies, specialized “boutique” firms and other companies.    Many of our competitors have and employ greater financial and other resources, including larger marketing and sales organizations. The Company's lack of resources may limit its flexibility to pursue transactions as compared with its competitors.    Our competitors may successfully sell their services on a more effective or less costly basis than the services we are offering rendering our services noncompetitive.  In order to be competitive, it may be necessary for us to offer services on more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

Unfavorable economic and market conditions and reduced spending on information technology projects may lead to a decreased demand for our services and solutions and may harm our business, financial condition and results of operations.

We are subject to the effects of general global, economic and market conditions. Recent events in the financial market may have an impact on our business. To the extent that our business suffers as a result of such unfavorable economic and market conditions, our operating results may be materially adversely affected. In particular, many enterprises may reduce spending in connection with upgrading and updating their IT systems.  Budgets for IT-related expenditures are often cyclical in nature, with generally higher budgets in times of improving economic conditions and lower budgets in times of economic slowdowns. In addition, even at times when budgets for technology-related capital expenditures are relatively high, our clients may, due to imminent regulatory or operational deadlines or objectives or for other reasons, prioritize other expenditures over the solutions that we offer.  Some of our sales will represent upgrades or renovations of existing solutions installed by others which allows for discretionary spending decisions by existing facilities when faced with retaining an existing solution.  Customer purchase decisions may be significantly affected by a variety of factors, including trends in spending for IT, market competition, capital expenditure prioritization, budgeting and the viability or announcement of alternative technologies. Furthermore, even when IT is a priority, prospective customers that made significant investments in other solutions would incur significant costs in switching to solutions and services such as ours. If these industry-wide conditions exist, they may have a material adverse impact on our business, financial condition and results of operations.

The market segments in which the Company intends to focus on are subject to various macro and micro economic trends, which will have an effect on our clients’ ability and desires to utilize our services.

We provide our services to companies who operate primarily in three market segments.  Thus, the trends and economic conditions affecting businesses in those market segments will have an effect on our clients which will, in turn, affect their abilities and desires to utilize our services.  Growth in business in those markets will have a positive effect on our company but stagnation in those markets may tend to limit the needs and desires of companies in those markets to seek out services such as those provided by companies such as ours.

The Company has larger contracts with significant risks based on the comparative size of the contracts.

While no single customer represents more than 10% of the revenue of the Company, the aggregate value of the five largest customers of the Company represents approximately 20% of the total revenue of the Company.  During 2011, the Company had approximately 10% of its revenues from Eastman Kodak which filed for bankruptcy, putting at risk, the possibility of collection of amounts from this single customer.  The Company was able to deploy those consultants working for this customer into other projects but the suspension of collection from this client represents an additional risk factor.  Loss of more than one of these larger customers would have a material impact on the revenue of the Company.  This represents a concentration of revenue sources given that some of these customers are in the same industry as one another and subject to the trends of their industry.

We face additional risks when providing large-scale, multi-faceted projects.

Some of the projects for which we offer our services and solutions through our Quadrant 4 Solutions subsidiary are large-scale and multi-faceted developments. Quadrant 4 Solutions provides the design and architecture, planning and implementation of IT services on an enterprise-wide basis involving great complexity. The larger and more complex such projects are, the greater the risks associated with such projects.  These risks may include our exposure to penalties and liabilities resulting from a breach of contract, our ability to fully integrate our services or solutions with third party services and complex environments.  Large-scale and multi-faceted projects may require us to engage subcontractors with specialization or additional manpower that we do not have rendering us dependent upon those subcontractors for the successful and timely completion of such projects.    Also, we may be held liable for the failure of our subcontractors, from whom we may have no recourse.    In addition, there fluctuations in cash collection and revenue recognition with respect to such projects may be more significant as a result of the size of these projects.

Operating internationally will expose us to additional and unpredictable risks.

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

Contracts in our industry, including those we employ with our customers tend to be conditioned on performance or results or other milestones and allow for termination with little or no notice or penalty.    Termination of a contract could negatively impact our revenues and profitability.

The typical terms of contracts in our industry expose us to risks of performance, completion and failure to maintain efficient delivery of our services.  Certain contracts with our customers may include fixed pricing or other negotiated terms where the risks associated with completion in a timely manner or with a specified number of hours is assumed by us.    If we are unable to complete the projects within the proper timeframe or under other negotiated terms, we could be required to expend additional hours or incur additional costs to complete the projects.  Other contracts may be based on competitive bidding for which we assume certain costs with no assurance that we will be able to perform within the parameters on which we based our pricing. Failure to meet these terms could obligate us to continue work without additional revenue or with a reduced margin or at a loss.  Our failure to finish projects, meet milestones or satisfy customer issues during a project could result in termination of a project or a relationship with a customer which would result in both reduced revenue and unutilized resources due to employees and consultants being idled as a result of such termination.

We depend on market acceptance to sell our services and a lack of acceptance would depress our sales. The quality of our services for past and current projects determines our reputation in our industry and has a direct effect on our ability to market our services for future projects.

The companies which engage us to provide services will determine whether our services are successfully deployed.  There are no independent factors and the projects are typically unique to the client but the results, increased efficiency, better utilization of IT with the client-company and better acceptance by their consumers, for example, are bases on which the quality of services we provide are judged and on which our reputation is established.  The risk associated with the quality of services we provide is the effect on our reputation and future ability to successfully market our services.    While we endeavor to provide the highest quality of our services to each customer, there can be no assurance that we will always be successful in this regard.  Our engagements with our customers are generally related to a specific job or task or project without assurance of any subsequent engagements; therefore, market acceptance can often determine whether we are retained by a previous customer for a new project.

Incorrect or improper use of our services or failure to properly provide training, consulting, implementation, and maintenance services could result in negative publicity and legal liability.

Programming services and other services provided by our subsidiary, Quadrant 4 Consulting, have limited liability and management of the projects is typically retained by the client company.  As our Company expands our business in large-scale projects and design/architecture and implementation projects under the business model of Quadrant 4 Solutions, we take on liability for the quality of our work.  Our services and solutions under the business model of Quadrant 4 Solutions are complex and are deployed in a wide variety of companies.  The failure of our consultants or employees to provide quality services could result in adverse results which could create problems for our customers both in their operations and their obligations to others resulting in claims of liability made on our Company by such customers.

We offer our services based on the most up-to-date technology and must stay abreast of current and future technological innovations to remain competitive.

We are frequently engaged to implement newer technologies within a client company’s existing technologic infrastructure and we are expected to utilize the newest innovations with updates and improvements compared with technology and programming even as little as months or weeks old.    If we are unable to stay current with evolving technology and programming methodologies or software, we will be unable to offer competitive services to our customers.  Our expertise must include both the evolution in technological products and services as well as the industries to which we strive to service.  Our business will suffer if we fail to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and in the industries on which we focus.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available or not available on favorable terms.

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

The nature of our business model is that the Company is wholly dependent on the diligence and skill of our management, acting under the supervision of the Company's board of directors to carry out and execute on our business model.  We are reliant on our management for both general business skills such as negotiation and financial analysis and also applying these skills to the specific needs of the Company and adapting these skills to the business model.  We may also, from time to time, engage outside consultants and professionals known to management to assist in these needs but we will be reliant on management in evaluating and monitoring such outside consultants and professionals.

Our present senior management team has limited experience working together to manage a business engaged in the area of business in which we are focused.

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

Our success depends largely upon our highly skilled technology professionals and our ability to hire, attract, motivate, retain and train these personnel.

Our ability to execute projects, maintain our client relationships and obtain new clients depends largely on our ability to attract, train, motivate and retain highly skilled technology professionals and consultants. If we cannot hire, motivate and retain personnel, our ability to bid for projects, obtain new projects and expand our business will be impaired and our revenues could decline.  We believe that there is significant worldwide competition for skilled technology professionals. Additionally, technology companies have recently increased their hiring efforts. Increasing worldwide competition for skilled technology professionals and increased hiring by technology companies may affect our ability to hire an adequate number of skilled and experienced technology professionals and may have an adverse effect on our business, results of operations and financial condition.

We draw on the international pool of qualified programmers and other technicians to provide the services offered by our Company.  In some cases, we are forced to hire individuals from other countries under the H1-B visa programs and competition for these visas is significant.  Additionally, changes in the immigration policies of the United States such as the H1-B program for granting work visas to qualified professionals and technicians could have a material effect on our ability to hire and retain enough qualified professionals and technicians.

In addition, the demands of changes in technology, evolving standards and changing client preferences may require us to redeploy and retrain our technology professionals. If we are unable to redeploy and retrain our technology professionals to keep pace with continuing changes in technology, evolving standards and changing client preferences, this may adversely affect our ability to bid for and obtain new projects and may have a material adverse effect on our business, results of operations and financial condition.

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

Risks Associated with Investing in Our Common Stock Generally

Investing in our stock is a highly speculative investment.

Ownership of our common stock is extremely speculative and involves a high degree of economic risk, which may result in a complete loss of your investment.  Only persons who have no need for liquidity and who are able to withstand a loss of all or substantially all of their investment should purchase our common stock. Further, the business strategy we are pursuing may result in a higher amount of risk than alternative investment options and volatility or loss of value.  The Company is pursuing a growth strategy which may be considered speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

For the year ended December 31, 2011 our revenue was $29,141,433.  Although we believe that we are adequately capitalized to carry out our business plan (subject to the risks inherent in such plan), there can be no assurance that we have sufficient economic resources or that such resources will be available to us on terms and at times that are necessary or acceptable, if at all. There is no assurance that our future revenues will ever be significant or that our operations will continue to be profitable.

There are risks inherent in investing in newer companies with small capitalization due to lack of acceptance by many of the investing public.

We are a relatively new company entering a highly competitive marketplace of investment opportunities.  Consequently, this investment may be marketable only to a limited segment of the investing public.  The Company believes those similar small companies which are newer and have a small capitalization offer significant potential for growth, although such companies generally have more limited product lines, markets, market share and financial resources than larger or more established companies.  The securities of such companies, if traded in the public market, may trade less frequently and in more limited volume than those of more established or larger companies.  Additionally, in recent years, the stock market has experienced a high degree of price and volume volatility for the securities of newer companies with small capitalization. In particular, newer companies with small capitalization which trade in the over-the-counter markets have experienced wide price fluctuations not necessarily related to the operating performance of such companies.

The Company has a limited operating history focusing on our current business strategy which you can use to evaluate us, making share ownership in our company risky.  There is little in our past performance to predict future results.  We have historically incurred losses and additional losses may be incurred in the future.  Investors should not rely solely on projections or opinions.

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

As a result of our lack of operating history, and the other risks described in this Prospectus, we may be unable to accurately forecast our revenues.  Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize.  Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.  Our ability to generate revenues will depend upon many factors.  We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications.  Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.

The Company has not authorized any party to make any projections or express any opinion concerning future events or expected profits or losses, except as set forth in its statements and other documents filed with the Securities and Exchange Commission.    Opinions of possible future events are based upon various subjective determinations and assumptions.  All projections by their very nature are inherently subject to uncertainty; accordingly, a prospective investor will be subject to the risk that any such projections will not be reached, that any such underlying assumptions may prove to be inaccurate.  Opinions, whether written or oral, which differ from the data provided to those documents are not authorized and should not be relied upon by investors in making decisions about investing in, buying of selling the stock of the Company.  Furthermore, while members of the Company’s management have significant business experience, they have not previously been involved in the development of a public company in a business specifically similar to the Company.  Therefore, projections and opinions about the prospective success of the Company contained in documents filed with Securities and Exchange Commission or otherwise authorized by the Company are based solely on the judgment of and assumptions made by the Company's management on which to estimate the volume of sales and the amount of revenues that the Company's planned operations may generate, or regarding other aspects of the planned operations of the Company.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your units, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.  The trading price of our shares has experienced significant volatility in the past and may continue to do so in the future.  Unfavorable changes, many of which are outside of our control, could have a material adverse effect on our business, operating results, and financial condition.  These factors include, but are not limited to, the following:

▪
price and volume fluctuations in the overall stock market from time to time including market conditions in the industry and the general state of the securities markets, with particular emphasis on the technology sectors of the securities markets

▪	announcements of technological innovations, development of or disputes concerning our intellectual property rights, customer orders, earnings releases or new services by us or our competitors
▪	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts
▪	general economic conditions and trends
▪	loss of a major funding source
▪	departure of key personnel

Our Common Stock is not traded on a National Exchange but rather the price is quoted on the OTC Bulletin Board which generally may not offer the same liquidity as exchange-traded securities.

Our common stock is quoted on the OTC Bulletin Board. The OTCBB quotation service is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges.    Securities traded on the OTCBB quotation service are typically thinly traded, highly volatile, have fewer market members and are not followed by analysts.    The SEC's order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB quotation service.  Quotes for stocks included on the OTCBB quotation service are not listed in newspapers.  Therefore, prices for securities traded solely on the OTCBB quotation service may be difficult to obtain and holders of our common stock may be unable to sell their shares at acceptable prices.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock.

Our Common Stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The Company is subject to the SEC’s penny stock rules.

Since our Common Stock is deemed to be penny stock, trading in the shares of our Common Stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our Common Stock and may affect the ability of the Company’s stockholders to sell their shares of Common Stock.

There can be no assurance that our shares of Common Stock will ever qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Ownership of our shares is concentrated in the hands of a few investors who, while they are not organized as a group, could unite and, as a result, could limit the ability of our other stockholders to influence the direction of the company.

As calculated by SEC rules of beneficial ownership, StoneGate Holdings, Inc., Dandawate Irrevocable Trust, Lionsgate Irrevocable Trust (a family trust controlled by the wife of our chief executive officer), and certain holdings imputed to our officers and directors beneficially owned approximately 29.97% of our common stock as of June 15, 2012. Accordingly, while there are no formal relationships between these owners, we recognize that if any relationships would evolve, power would be concentrated in a group which would collectively have the ability to significantly influence or determine the election of all of our directors or the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of our other stockholders.

Additionally, most shareholders vote with management and, as a result, the directors and officers would likely exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.    Shareholder actions adverse to management require organized voting to overcome this trend and a concentration of ownership not allied with a shareholder effort adverse to management may have the effect of delaying or preventing a change in control of the Company or forcing management to change its operating strategies.

We face corporate governance risks and negative perceptions of investors associated with the fact that we currently have a limited board.

Our current management has significant control over our business direction.  The absence of a diverse board with a complement of independent members available to second and/or approve related party transactions involving our management, including compensation and employment agreements with management and the oversight of our accounting functions, poses certain risks but also perceptions of management by the investing community.  Investors may perceive that, because independent directors do not comprise the majority of our board in order to approve related party transactions involving management and a limited number of directors are available to approve our financial statements that such transactions are not fair to the Company and/or that such financial statements may contain errors.  The price of our common stock may be adversely affected and/or devalued compared to similarly sized companies with multiple officers and directors due to the investing public’s perception of limitations facing our company due to the fact that we only have a limited board of directors.

Provisions of our charter documents could discourage an acquisition of our Company that would benefit our stockholders and may have the effect of entrenching, and making it difficult to remove, management.

Provisions of our Certificate of Incorporation and By-laws may make it more difficult for a third party to acquire control of us, even if a change in control would benefit our stockholders. In particular, shares of our preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as our Board of Directors may determine, including, for example, rights to convert into our common stock. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any of our preferred stock that may be issued in the future. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire control of us. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock and discourage these investors from acquiring a majority of our common stock. Further, the existence of these corporate governance provisions could have the effect of entrenching management and making it more difficult to change our management.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  These statements include, but are not limited to, statements relating to our business strategy, which is based upon our interpretation and analysis of trends in the information technology industry, especially those related to computer systems and computer programming. This strategy assumes that the Company’s principal services will prove useful for assisting in the updating and upgrading of the information technology needs of its clients. This strategy also assumes that we will be able to raise the capital necessary to finance the further development and commercialization of our products.

These statements may be found in the sections of this prospectus titled “Risk Factors,” “Management’s Discussion and Analysis and Results of Operations,” and “Description of our Business,” as well as in this report generally.  Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this prospectus.

In addition, statements that use the terms “can,” “continue,” “could,” “may,” “potential,” “predicts,” “should,” “will,” “believe,” “expect,” “plan,” “intend,” “estimate,” “anticipate,” “scheduled” and similar expressions are intended to identify forward-looking statements.  All forward-looking statements in this report reflect our current views about future events and are based on assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from future results expressed or implied by the forward-looking statements.  Many of these factors are beyond our ability to control or predict.  Forward-looking statements do not guarantee future performance and involve risks and uncertainties.    Actual results will differ, and may differ materially, from projected results as a result of certain risks and uncertainties.  The risks and uncertainties include, without limitation, those described under “Risk Factors” and those detailed from time to time in our filings with the SEC, and include, among others, the following:

▪	Our limited operating history
▪	The degree and nature of our competition
▪	Our ability to employ and retain qualified employees
▪
The characteristics of being competitive in our industry, including attracting and maintaining clients for our consulting services, offering consulting services that include current and future IT services and IT needs of our clients and maintaining financing arrangements to meet payroll and costs associated with our growth strategy

▪
The other factors referenced in this prospectus, including, without limitation, under the sections titled “Risk Factors,” “Management’s Discussion and Analysis and Results of Operations,” and “Description of our Business.”

These risks are not exhaustive.  Other sections of this prospectus may include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.  These forward-looking statements are made only as of the date of this prospectus.  Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                      PROPERTIES

We do not own any real estate or other physical properties material to our operations.  The Company and its wholly owned subsidiaries operate from leased space. Our executive offices are located at 2850 Golf Road, Suite 405, Rolling Meadows, Illinois 60008, and our telephone number is (732) 798-3000. We operate and develop IT and business process software consulting solutions in leased space at our locations at 860 Route 1 North, Suite 203, Edison, New Jersey and 666 Plainsboro Road, Suite 1236, Plainsboro, NJ 08536.  We believe that our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.  The Company owns no other real estate in part or in whole.

ITEM 3.                      LEGAL PROCEEDINGS

In July 2011, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed receivable financing and acquisition financing arrangements.  The plaintiff is seeking a $500,000 fee for issuance of a term sheet for financing which was ultimately not provided and which the Company contends was not available because the plaintiff was unable to deliver.  The amount sought appears in all respects to be an excessive penalty relative to the financing which penalties are not generally enforced by courts.  The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The Company has also filed a counterclaim relating to the improper nature of the litigation.  The case and all claims are still pending; no final date has been set for trial or other adjudication.

On October 20, 2011, the Company was named in as a defendant in an action in Dallas, Texas in a claim against Stonegate seeking repayment of a loan of $500,000 from Stonegate.  The Company contends that the shares offered to the investor by the shareholder of the Company are the responsibility of that shareholder.  As the claim involves shares of the Company owned by Stonegate, the Company believes the claim is without merit and intends to vigorously defend this action, and an allowance of $500,000 has been provided against the note payable to the seller (Stonegate).  The case and all claims are still pending; no final date has been set for trial or other adjudication.

The Company is presently a defendant in two actions in San Mateo, California and Louisville, Kentucky where each plaintiff has sought approximately $20,000 in unpaid amounts for prior services MGL Americas Inc., and Resource Mine, Inc., but the Company disputes that it assumed any obligations to either of the plaintiffs in the purchase of those assets and intends to defend itself in both actions.  Each case and all claims are still pending; no final date has been set for trial or other adjudication.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.                      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Price Range of Common Stock

Our common stock is quoted by Over the Counter Bulletin Board under the symbol "QFOR". The Over-The-Counter Bulletin Board which is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by Over the Counter Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.  Prices for periods prior to April 2010 are calculated on a post-split basis.

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$0.35	$0.14
Third Quarter	$0.38	$0.13
Second Quarter	$0.50	$0.24
First Quarter	$0.44	$0.30
Year Ended December 31, 2010:
Fourth Quarter	$0.50	$0.16
Third Quarter	$0.51	$0.15
Second Quarter	$0.80	$0.15
First Quarter	$0.50	$0.16
Year Ended December 31, 2009:
Fourth Quarter	$0.60	$0.30
Third Quarter	$0.80	$0.20
Second Quarter	$0.50	$0.20
First Quarter	$0.50	$0.20

While shares of our common stock currently trade in excess of our net asset book value, there can be no assurance, however, that our shares will continue to trade at such a premium. On June 15, 2012, the closing sales price of our common stock was $0.22.  As of June 15, 2012, there were approximately 412 holders of record of our common stock.

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

Recent Sale of Unregistered Securities

In the first quarter of 2011, the Company sold and issued 1,666,667 shares of its common stock to one entity in a single transaction for $472,500 net of expenses ($0.30 per share).  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the second quarter of 2011, the Company sold and issued 833,333 shares of its common stock to one entity in a single transaction for $236,250 net of expenses ($0.30 per share).  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the second quarter of 2011, the Company sold and issued 4,000,000 shares of its common stock to those individuals who owned certain assets acquired in connection with the MGL Solutions, Inc. (now known as Quadrant 4 Solutions, Inc.) transaction (based on the stated price of $1.00 per share).  The $1.00 per share was based on the determination of value by the parties to the transaction, based on arm's length negotiations and informal advice of an investment bank who later was assisting in valuation of shares to be sold in a contemplated registration of shares and public offering to be undertaken during 2011.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

In the fourth quarter of 2011, the Company sold and issued 2,489,956 restricted common shares (valued by agreement at $0.35 per share) in exchange for extending various Note Payables to holders of those Note Payables in a single transaction.  All such shares were sold pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

Repurchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2011.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2011 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

QUADRANT 4 SYSTEMS CORPORATION ("Quadrant 4 Systems", "we", "us", "our", or the "Company") is a publicly held company engaged in the information technology sector.  The Company was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc.; changed the business focus from an operating company to a business development company in March 2005 and returned to an operating company in May 2006.  During 2008 through May, 2010, the Company developed and sold CCTV camera systems for security applications.  In May 2010, the Company announced it was changing its business model and, in June 2010, the Company acquired a new business involving IT consulting.  This consulting business was greater in size than the existing businesses so the opportunity was treated by the Company as a material shift in its business model and disclosed in a Current Report on form 8-K on June 2010.  At present, the Company has completed the acquisition of certain assets including the assets of Cornerstone Information Systems, Inc., Orionsoft, Inc., Resource Mine, Inc., Integrated Systems Solutions, Inc., all of which are engaged in the primary core business of the Company.  That area of business is the primary focus of the Company’s business model and is discussed in detail below.

Business Strategy

Quadrant 4 Systems Corporation plans to expand its focus in the IT and ITES market segments through a series of strategic business combinations. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to Healthcare, Retail and Financial Services industries.  To implement this new strategy, the Company has begun discussion with certain individuals that bring significant existing experience and relationships in the chosen vertical segments to join the management team and/or participate in some advisory capacity at various levels.

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

Core Business

Ultimately, the Company believes that it limit all future development and sales of security hardware and focus its efforts as a provider of IT services.  The Company intends to provide IT consulting services; managed services; software product architecture; software development, maintenance and outsourcing and industry-specific software solutions primarily to enterprises engaged in the Financial Services, Retail and Healthcare sectors.

Competition

While the Company currently operates in a highly competitive industry, we believe the Company will be able to compete effectively against well-capitalized competitors that have extensive experience, established distribution channels and facilities by building a scalable yet robust platform that allows the Company to be responsive to the needs of its customers with quality services with competitive pricing, a well-developed recruiting and retention model that ultimately provides a successful delivery to the customers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of recent acquisitions, the Company is actively executing on its business model which consists of delivery of consulting services in the targeted market segments.  The nature of our model involves engaging employees and consultants to provide services to our customers with billing accrued and due in normal billing cycles.  We incur debt to meet payroll obligations, the largest component of our expenses, and service debt with the payments received from our customers.  Many of our employees and consultants are assisted in the immigration process which process is an expense component.  The Company utilizes few major capital items in the delivery of its services and requires no significant plant expenses beyond ordinary commercial office space for both use by the employees on a limited basis and the back-office support for those employees.  Our financial statements reflect primarily income from billing for our consulting services and expenses incurred to pay employees and consultants, including financing to meet payroll in anticipation of receipt of billing income from customers as well as general administration expenses to manage the Company.

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

Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.   We have made estimates for doubtful accounts of accounts receivable, fair values of our customer lists and the estimated useful lives for the amortization of our customer lists.   Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the value of customer lists and other intangible assets, values which are not readily apparent from other sources.

Fair Value of Financial Instruments.  The Company considers the carrying amounts of financial instruments, including cash, accounts receivable and accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities and notes payable.

Accounts and Unbilled Receivables.  Accounts and unbilled receivables consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Intangible Assets.  Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.  The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down the intangible assets for such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.  Customer lists were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five years.

Revenue Recognition.  Revenue is recognized when it has persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured. Revenue is recognized in the period the services are provided.

Results of Operations

For a discussion of factors that could impact operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.  Revenue is recognized when the service is provided.

The Company acquired new assets in transactions which materially affected the amount of reported income from continuing operations.  The revenues, expenses and income reflect the new assets.  Acquisition of these new assets resulted in material increases in revenues, expenses and income but these increases are not attributed to changes in pricing or profitability of such business underlying the assets compared to prior periods of such businesses but rather the acquisition, in toto, of such assets and businesses.  To that extent, a reliance on comparison data from the period prior to acquisition of such businesses compared with the period following such acquisitions may not be a reliable predictor of future performance.  The data does not indicate any material effect of inflation or price increases or decreases.

	Year Ended December 31,
	2011	2010	Increase/ Decrease	Percent
Revenue	$29,141,433	$15,233,596	$13,907,837	91%
Cost of Revenue	(22,265,260)	(12,883,772)	(9,381,488)	73%
Gross Margin	6,876,173	2,349,824	4,526,349	193%
General and administrative expenses	(2,262,420)	(900,119)	(1,362,301)	151%
Amortization and impairment of intangible assets	(3,132,666)	(3,002,549)	(130,117)	4%
Interest expense	(1,629,743)	(725,566)	(904,177)	125%

Net loss	$(148,656)	$(2,278,410)	$2,427,066	106%

REVENUES

Revenues for the year ended December 31, 2011 were $29,141,433 compared to revenues for the year ended December 31, 2010 of $15,233,596.  The increase in revenues of $13,907,837 was primarily due to the acquisition of Quadrant 4 Solutions, Inc. in the first quarter of 2011 and the expansion of the core businesses to include SaaS and other solutions tools.  Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

The increase in cost of revenues of $9,381,488 was due to the increased number of consultants and employees resulting from the acquisition of assets.  Cost of revenues is comprised primarily of the direct costs of labor and related expenses.

GROSS MARGIN

The increase in gross margin resulted primarily from improvement in costs (based on the project mix as a result of the acquisitions).  The change in project mix resulted in an increase in gross margin percentage from 15% in 2010 to 24% in 2011.

GENERAL AND ADMINISTATIVE EXPENSES

The increase in general and administrative expenses of $1,362,301 was due to the increased staffing, management and overhead costs associated with the acquisition of assets.  General and administrative expenses are comprised primarily of management and administrative payroll and related costs, office costs, overhead, staffing and support costs of the Company.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

The increase in amortization expenses of $130,117 was due to increased amortization expenses from intangible assets acquired in 2011 (the amount of which approximately doubled in connection with the acquisitions.  Amortization expenses in 2010 included $1,500,000 for the impairment of the acquired customer list wherein the carrying value of the customer list was more than the calculated fair market value of the customer list.

INTEREST

The increase of interest costs of $904,177 was due to the additional long term debt of the seller’s note payable and the increase of the note payable – revolver on the increased accounts receivable resulting from the acquisition of assets and derivative expenses.

Net loss decreased as a result of the overall increase in revenues due to the various acquisitions.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2011 and December 31, 2010 is calculated as follows:

	December 31, 2011	December 31, 2010
Net Loss (GAAP Basis)	$(148,656)	$(2,278,410)
Interest expense	1,629,743	725,566

Amortization expense	3,132,666	1,502,459
Impairment of customer lists	-	1,500,000
Income Taxes
EBITDA	$4,613,753	$1,449,615

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had an accumulated deficit of $3,558,285 as compared to $3,409,629 at December 31, 2010.  As of December 31, 2011, we had a working capital deficit of $1,158,368 as compared to $1,511,744 at December 31, 2010.

We have no material commitments for capital expenditures.

Net cash used in operations for the year ended December 31, 2011 was $(1,635,931) as compared to net cash used in operations of $(1,816,521) primarily relating to a higher gross margin.

Cash flows used in investing operations of $850,000 was from the cash required to acquire the assets in 2010. The acquisition of assets in 2011 did not require any cash.

Net cash provided by financing activities was $2,660,118 during for 2011 as compared to cash provided by financing activities of $2,726,576 in 2010.   The small decrease in  borrowings in 2011 compared to 2010 was due primarily due to increased borrowing during 2010 to provide the cash to commence our business.

The Company was reliant on proceeds from the sale of stock in both 2011 and 2010 and proceeds from borrowing in 2010 to provide working capital.  A tightening of capital markets can reduce or eliminate funding sources causing in a decrease in our liquidity and an inability to generate revenues from new lending activities.

Liquidity.   The Company is continuing to expand its IT business operations through acquisitions and organic internal growth.  Acquisitions of target company assets will require additional financing.  Currently the Company anticipates that additional financing to fund these acquisitions of assets will be provided by sales of stock or borrowings.  Also, the Company is exploring alternatives for its trade receivable factoring which carries a very high interest rate.  Refinancing of this receivable factoring financing will reduce the Company’s interest expenses thereby increasing the Company’s liquidity position.

The Company believes its resources are adequate to fund operations for the next 12 months.

As of December 31, 2011, Contractual Obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations1	$8,474,494	$500,000	$7,974,494	-0-	-0-
Capital lease obligations				-0-	-0-
Operating lease obligations	-0-	-0-	-0-	-0-	-0-
Notes payable - other	140,000	140,000	-0-	-0-	-0-
Notes payable – revolver	4,309,317		4,309,317
Other long-term liabilities reflected on the Registrant's Balance Sheet	-0-	-0-	-0-	-0-	-0-
Total	$12,923,811	$640,000	$12,283,811	-0-	-0-

1 This includes the obligations to the sellers of certain assets.

Impact of Inflation.

The services provided by the Company are generally comprised of consulting services provided by our employees and consultants for whom we incur payroll and other expenses.  These expenses can increase with overall inflation which will generally impact all segments of the economy and result in increased revenue from an increase in the rate at which the services of our employees and consultants are billed.  This minimizes the impact of inflation.  However, inflation may cause companies to cut back on the purchase of consulting services.  The Company does not acquire or maintain inventories that present a risk due to inflation.

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

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide disclosure pursuant to this Item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLENTARY DATA

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(Formerly Zolon Corporation)

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quadrant 4 Systems Corporation

We have audited the accompanying balance sheet of Quadrant 4 Systems Corporation and Subsidiaries as of December 31, 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quadrant 4 Systems Corporation and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sassetti, LLC
Sassetti, LLC

Oak Park, Illinois
July 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Quadrant 4 Systems Corporation

We have audited the accompanying balance sheet of Quadrant 4 Systems Corporation and Subsidiaries (formerly Zolon Corporation) as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Schulman Wolfson & Abruzzo, LLP
Schulman Wolfson & Abruzzo, LLP

New York, New York
May 17, 2011

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Current Assets
Cash	$1,079,248	$60,061
Accounts and unbilled receivables (net of allowance for doubtful accounts of $498,535 and $153,007 at December 31, 2011 and December 31, 2010, respectively)	5,296,113	3,572,932
Other current assets	415,099	7,544

Total current assets	6,790,460	3,640,537

Intangible Assets	16,595,261	7,762,163
Property and equipment – net	4,500	-
Other assets	1,039,632	-

TOTAL ASSETS	$24,429,853	$11,402,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,499,512	$2,076,284
Note payable – Revolver	4,309,317	2,295,560
Note payable – Other	140,000	390,437
Due to seller	-	390,000

Total current liabilities	7,948,829	5,152,281

Long-term debt	8,474,494	4,118,796
Derivative liability	333,329	-

Total liabilities	16,756,652	9,271,077

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: none issued and outstanding:	-	-
Common stock - $0.001 par value; authorized: 5,000,000,000 shares: issued and outstanding 51,740,448 and 42,750,492 at December 31, 2011 and December 31, 2010, respectively	51,740	42,750
Additional paid-in capital	11,179,746	5,498,502
Accumulated deficit	(3,558,285)	(3,409,629)

Total stockholders' equity	7,673,201	2,131,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,429,853	$11,402,700

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010

Revenue	$29,141,433	$15,233,596

Cost of revenue	22,265,260	12,883,772

Gross Margin	6,876,173	2,349,824

General and administrative expenses	(2,262,420)	(900,119)
Amortization expense	(3,132,666)	(1,502,549)
Impairment of intangible assets		(1,500,000)
Interest and derivative expense	(1,629,743)	(725,566)

Net loss before income taxes	(148,656)	(2,278,410)

Income Taxes	-	-
Net Loss	$(148,656)	$(2,278,410)

Net loss per common share	*	$(0.09)

Weighted average common shares - basic and diluted	51,740,448	24,845,602

* Less than $.01 per share

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2011 and December 31, 2010

		Common	Additional Paid-in	Retained Earnings	Treasury	Total Stockholders'
	Shares	Stock	Capital	(Deficit)	Stock	Equity

Balance, December 31, 2009	3,150,211	$3,150,211	$(2,216,793)	$(1,131,219)	$200,000	$2,199
Transfer on reverse split		(3,147,061)	3,147,061
Shares issued for acquisition of subsidiaries	32,000,000	32,000	1,888,000	-	-	1,920,000

Additional Shares issued for acquisition of assets	2,000,000	2,000	898,000	-	-	900,000

Sales of common stock (net of expenses of $92,250)	5,600,281	5,600	1,582,234	-	-	1,587,834

Cancellation of treasury stock	-	-	200,000	-	(200,000)	-

Net loss – 2010	-	-	-	(2,278,410)	-	(2,278,410)

Balance, December 31, 2010	42,750,492	42,750	5,498,502	(3,409,629)	-	2,131,623

Sales of common stock, net of expenses of $27,250	1,666,667	1,667	470,833	-	-	472,500

Sales of common stock, net of expenses of $13,750	833,333	833	235,417	-	-	236,250

Shares issued for acquisition of assets	4,000,000	4,000	3,996,000	-	-	4,000,000

Shares issued for debt extensions	2,489,956	2,490	868,994	-	-	871,484
Warrants for Services			110,000			110,000
Net loss – 2011	-	-	-	(148,656)	-	(148,656)

Balance, December 31, 2011	51,740,448	$51,740	$11,179,746	$(3,558,285)	$-	$7,673,201

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(148,656)	$(2,278,410)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,133,166	1,502,549
Impairment of customer lists		1,500,000
Provision for doubtful accounts	345,528	153,007

Disposition of fixed assets	-	26,700
Issuance of warrants for services	110,000	-
Changes in assets and liabilities
Accounts receivable	(282,289)	(475,451)
Other current assets	(407,555)	(719)
Other assets	(37,147)	-
Accounts payable and accrued expenses	(4,348,978)	(2,244,197)

Net cash used in operating activities	(1,635,931)	(1,816,521)

Cash flows from investing activities:
Acquisition of assets (net of liabilities assumed of $6,957,641, issuance of notes payable of $4,550,000 and issuance of common stock of $2,820,000)	-	(850,000)

Purchase of fixed assets	(5,000)	-

Net cash used in investing activities	(5,000)	(850,000)

Cash flows from financing activities:
Proceeds from sales of common stock (net of expense of $41,250 in 2011 and $92,250 in 2010)	708,749	1,587,834
Proceeds from convertible note payable (net of expenses of $131,000)	669,000
Proceeds from notes payable – other	45,500	200,000
(Decrease) increase in note payable – revolver	2,013,757	2,295,560
(Decrease) increase in due to seller	(390,000)	390,000
Payments of long-term debt	(90,951)	(1,687,255)
Payments of notes payable – other	(295,937)	(59,563)

Net cash provided by financing activities	2,660,118	2,726,576

Net increase in cash	1,019,187	60,055

Cash - beginning of year	60,061	6

Cash - end of year	$1,079,248	$60,061
Supplemental disclosure of noncash information
Cash paid for interest	$1,105,919	$479,678
Income Taxes	$-	$-
Noncash transactions

Acquisition of assets (net of liabilities assumed $10,100,000 and issuance of common stock of $4,000,000)	$-	$-

Shares issued for debt extension	$871,485	$-

Transfer of common for reverse stock dividend	$-	$3,147,061

Debt discount recorded as a derivative liability	333,329	-
Adjustment made to customer list and note payable in accordance with VSG acquisition agreement	2,134,234	-
Adjustment made to write off bad debt against note payable in accordance with VSG acquisition agreement	1,385,786	-

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(Formerly Zolon Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (formerly Zolon Corporation) (the “Company”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc.  On July 12, 2001, the Company changed its name to Sun Network Group, Inc.  On June 3, 2005, the Company changed its name to Aventura VOIP Networks, Inc. and on October 17, 2005 to Aventura Holdings, Inc.  On December 24, 2009, the Company changed its name to Zolon Corporation.  On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation to better reflect its current business model. On July 1, 2011, the Company merged VSG Acquisition Corp. and Resource Mine Acquisition Corp. into ISS Acquisition Corporation, all wholly-owned subsidiaries, which was then, renamed Quadrant 4 Consulting, Inc.

Operations

In April 2010, the Company changed its primary business model by broadening its computer consulting services and selling solutions that are bundled with technology. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to the Healthcare, Retail and Financial Services industries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, Quadrant 4 Consulting, Inc. and Quadrant 4 Solutions, Inc.

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

Revenues are generally recognized during the period the service is provided.

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

Software and software technologies were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenue from sales of these software technologies and are being amortized over five to seven years.

Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.   In connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense, using the effective interest method.

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

For the years ended December 31, 2011 and 2010, there were 10,983,614 and 5,600,289, respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Basic loss per share has been retroactively restated to reflect the reverse stock split.

Derivatives

We account for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in earnings.

Concentrations of Credit Risk

The Companies maintain cash at various financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08: “Intangibles--Goodwill and Other (Topic 350) Testing Goodwill for Impairment”.  The guidance in this update are intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted for annual and interim goodwill impairment tests performed as of a date prior to September 15, 2011 if the entity's financial statements for the most recent annual or interim period have not yet been issued.

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

NOTE 3 – ACQUISITIONS

StoneGate Holdings

On May 20, 2010, the Company acquired 100% of the outstanding shares of VSG Acquisition, Inc. (VSG), RM Acquisition Corp. (RMI) and ISS Acquisition, Inc. (ISS) from StoneGate Holdings, Inc. (StoneGate Holdings). StoneGate Holdings, through VSG, RMI and ISS had either recently or was about to complete the following acquisitions. All of these purchases were to transform the Company’s business model and enter into the Information Technology industry to expand the Company’s customer base.  The parties to this acquisition entered into an agreement regarding terms without independent valuation; the consummation of this transaction should not be considered the result of arm’s length negotiations.

The purchase price consisted of a note payable of $3,800,000 and 32,000,000 shares of common stock of the Company. The note was to mature on May 31, 2012 (now extended to December 31, 2014), plus interest at 5% per annum.

The acquisition of VSG, RMI and ISS was recorded on the purchase method of accounting and the Company allocated the purchase price over the assets acquired. The value of the acquisition was based on the underlying carrying value of the assets and liabilities of StoneGate Holdings, as it recently completed the acquisition of these assets and liabilities.

The purchase agreement also provided for the Company to charge all uncollectable receivables and assumed liabilities and obligations against the note payable to Stonegate Holdings. As of December 31, 2011, the Company charged an aggregate of $2,134,236 to Stonegate Holdings and reduced customer lists, as this was a result of the acquisition agreement.

In addition, the purchase agreement provided for the Company to take control of the assets and operations effective April 1, 2010.

Quadrant 4 Consulting, Inc.

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

The value of the purchase price was based on the cash paid, the liabilities assumed and the value of the commitment to issue the 32,000,000 shares of the Company's common stock, $1,920,000, the stock price of the Company's common stock as of the effective date of the transaction.

The Company included the operations of VSG as of the date of control. The acquisition was recorded on the purchase method and the aggregate purchase price of $12,677,641was allocated over the assets acquired, as follows:

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

The Company included the operations of ISS as of the date of purchase. The acquisition was recorded on the purchase method of accounting and the aggregate purchase price of $2,250,000 was allocated over the assets acquired, as follows:

Customer list	$2,243,175
Deposits	6,825

Purchase price	$2,250,000

Quadrant 4 Solutions, Inc.

Effective March 1, 2011, the Company acquired all of the outstanding shares of Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.) and also purchased certain software development resources and assets based in India and assumed certain liabilities associated with those assets.

The aggregate purchase price will be up to $14,000,000, payable as follows:

▪ Note payable of $5,000,000 to the seller, payable June 30, 2014
▪ Issuance of 4,000,000 shares of common stock of the Company
▪ Assumption of up to $100,000 of accounts payable and
▪ Contingent earn-out of up to $5,000,000, payable over three years, if earned, as defined.

The Company took control of the assets and operations on March 1, 2011.

The shares were valued at $4,000,000 ($1.00 per share), the purchase price as determined by the parties.

The Company included the operations of Quadrant 4 Solutions as of the date of control, March 1, 2011.  The majority of the transactions costs were paid by the Seller.  The Company incurred nominal acquisition costs.

The Company recorded the purchase of the Quadrant 4 Solutions on the purchase method of accounting and allocated the aggregate purchase price over the assets acquired, as follows:

Accounts receivable	$3,172,206
Software technology	3,500,000
Framework software technology	2,100,000
Customer list	8,500,000
Accounts payable and accrued expenses	(2,500,000)
Notes payable	(5,672,206)
Contingent consideration (a)	-

Purchase price	$9,100,000

(a)
The contingent consideration of the acquisition date requires cash payments between $0 and $3,000,000 over a three year period based upon meeting a minimum EBIDTA threshold per quarter. At the date of acquisition, management estimated the contingent consideration to be $0 based upon estimated projections of EBITDA.

In January 2011, the seller agreed to exchange a customer account receivable for a reduction of the note payable to the Seller. As of December 31, 2011, the Company offset  $1,149,193 against the note payable to the seller.

The amounts of Quadrant 4 Solutions, Inc.’s revenue and net loss included in the Company’s consolidated statement of operations for the year ended December 31, 2011, and the revenue and net loss of the combined entity had the acquisition occurred on January 1, 2011and January 1, 2010 are as follows:

	Revenue	Net Income (Loss)
Actual from March 1 to December 31, 2011	$13,432,864	$933,301
2011 supplemental pro forma from January 1 to December 31, 2011	$31,826.206	$(27,879)
2010 supplemental pro forma from January 1 to December 31, 2010	$39,138,078	$2,944,777

NOTE 4 – INTANGIBLE ASSETS

 As of December 31, 2011 and 2010, intangible assets consisted of the following:

	2011	2010
Customer list – VSG	$4,086,987	$7,720,503
Less impairment*		(1,500,000)
Customer list – RMI	801,034	801,034
Customer list – ISS	2,243,175	2,243,175
Customer list – Solutions	8,500,000	-
Technology software – Solutions	3,500,000	-
Framework technology software -Solutions	2,100,000	-

	21,231,196	9,264,712
Accumulated amortization	(4,635,935)	(1,502,549)

	$16,595,261	$7,762,163

For the years ended December 31, 2011 and 2010, the changes in intangible assets were as follows:

	2011	2010
Beginning of the year	$7,762,163	-
Additions	14,100,000	$10,764,712
Reductions in value**	(2,134,236)	-
Impairment	-	(1,500,000)
Amortization	(3,132,666)	(1,502,549)

End of the year	$16,595,261	$7,762,163

For the years ended December 31, 2011 and 2010, amortization expense was $3,132,666 and $1,502,549.

*As of December 31, 2010, the Company determined that the carrying value of the customer list of VSG was greater than its fair value and, accordingly, recorded an impairment charge of $1,500,000.
**The reduction in value was as a result of an adjustment to the assumed liabilities related to the purchase of the VSG assets:  The actual liabilities were less than the estimated liabilities at the date of acquisition (as determined during 2011).  Therefore, reduction in the /liability and a corresponding reduction in the VSG customer lists were made in 2011.

As of December 31, 2011, the estimated aggregated amortization expense for each of the five succeeding years was as follows:

2012	$3,609,581
2013	$3,609,581
2014	$3.609,581
2015	$2,421,047
2016	$770,004

NOTE 5 – NOTE PAYABLE - REVOLVER

As amended in February 2012, the Company entered into a financing agreement with a financing company providing a revolving line of credit-financing facility. Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the financing company in return for a line of credit of $6,500,000. The agreement is automatically renewable on the second anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $35,000, a service fee of 0.825% per month, and interest at prime plus 2% per annum.

All borrowings are collateralized by the accounts receivable and substantially all other assets.

Fees under the agreement shall consist of a commitment fee of $35,000, a service fee of 0.825% per month, and interest at prime plus 2% per annum.

NOTE 6 – NOTE PAYABLE - OTHER

As of December 2011 and 2010, notes payable - other consisted of:

	2011	2010
Note payable due December 31, 2011, plus interest at 15% per annum	$140,000	$250,000
Note payable due April 15, 2011, plus interest at 17% per annum	-	40,437
Note payable due July 17, 2011, plus interest at 5% per annum	-	100,000

Total short-term notes	$140,000	$390,437

NOTE 7 – LONG-TERM DEBT

As of December 2011 and 2010, long-term debt consisted of the following:

	2011	2010
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a) (b)	$1,582,017	$3,618,796
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	500,000	500,000
Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	5,925,807	-
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum (c)	800,000	-
Less discount	(333,329)	-

Total long-term debt	$8,474,495	$4,118,796

(a) In December 2011, the Company issued 2,489,956 shares of common stock in exchange for extending due date of certain notes payable. The shares were valued at $871,485 ($0.35 per share, the stock price on the date of the agreement), and will be charged to expense over terms of the extensions.

(b) The purchase agreement also provided for the Company to charge all uncollectable receivables and payments of pre-acquisition liabilities against the note payable to Stonegate Holdings. As of December 31, 2011, the Company charged an aggregate of $2,134,236 to Stonegate Holdings and reduced the value of customer lists, as this was a result of the acquisition agreement.

(c) On December 27, 2011, the Company sold an aggregate of $800,000 of debentures (Debentures) and warrants to purchase 1,333,333 shares of common stock of the Company. The Debentures are payable on July 18, 2013 and interest is payable quarterly, commencing April 1, 2012, at 16% per annum.

The warrants are exercisable at any time through December 31, 2017 at $0.60 per share, subject to adjustment as defined in the warrant agreement.

The Debentures are convertible into shares of common stock of the Company at $0.50 per share, at any time, subject to limitations, as defined in the agreement. The conversion price and amount may be subject to adjustment.

In addition, under certain conditions, the Company has the right to redeem the Debentures at 120% of the principal amount and accrued interest thereon.

Both the convertible debt conversion feature and warrants contain price protection provisions (or down-round provisions) which reduces their price in the event the Company issues additional shares (or financings) at a more favorable price than the strike price of the instruments. In accordance with applicable accounting guidance, the fair value of the conversion feature is bifurcated from the host instrument and recognized at fair value as a derivative liability on the Company’s consolidated balance sheet. The warrants are also recognized at fair value as a derivative liability on the Company’s consolidated balance sheet. The fair value of the warrants was calculated using the Black-Scholes model and was initially calculated as $333,329. After the allocation of proceeds between warrants and debt were made, the calculation of the fair value of the conversion price was noted to exceed the fair value of the trading value of the stock and no derivative liability will be recorded at the inception of the note. The discount due to the fair value of the warrants will be recognized as additional interest expense over the term of the debenture.

NOTE 8 - DERIVATIVE LIABILITY/FAIR VALUE

As of December 31, 2011, derivative liability consisted of the following:

Warrants	$333,329
Conversion feature	-

Derivative liability	333,329

The derivative liability related to the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

Risk free interest rate	.83%
Expected volatility	399%
Expected life (in years)	5
Expected dividend yield	0

The difference in the valuation of the embedded conversion feature and the warrants from the date of issuance and December 31, 2011 was deemed immaterial.

Fair Value

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and short-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. In addition, the Company believes that its short and long term debt terms are commensurate with market terms for similar instruments and approximate fair value.

The Company categorizes its assets and liabilities that are valued at fair value on a recurring basis into a three-level fair value hierarchy as defined by ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) . The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities (Level 1) and lowest priority to unobservable inputs (Level 3).

Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or the asset or liability, either directly or indirectly through market corroboration; and

Level 3	Unobservable inputs for the asset or liability.

At December 31, 2011, the Company’s derivative liabilities are considered a Level 3 financial instrument, which were generated on December 27, 2011.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designatated.

Sales of Common Stock

In October and November, 2010, the Company sold 5,600,281 shares of common stock for $1,587,834 net of expenses of $92,250.  In addition, for each share of common stock sold, the Company issued one warrant to purchase one share of common stock at $0.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined.  The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $0.70 per share, as defined.

On January 7, 2011, the Company sold 1,666,667 shares of common stock for $472,500, net of expenses of $27,500 ($0.30 per share).  In addition, for each share of common stock sold, the Company issued one warrant to purchase one shares of common stock at $.60, per share, for a period of 5 years. The number and price of the warrants may be adjusted upon certain transactions, as defined. The warrant may be called by the Company after three years from issuance, if the price of the stock shall be above $.70 per share, as defined.

In April 2011, Company sold 833,333 shares of common stock for $236,250, net of expenses of $13,750 ($0.30 per share).

Reverse Stock Split

On December 24, 2009, the Company declared a 1,000 for 1 reverse stock split, effective March 15, 2010, and transferred $3,147,061 from common stock to additional paid-in capital. All share and per share amounts have been retroactively restated for all periods to reflect the reverse stock split.

Reserved Shares

As of December 31, 2011, the Company has reserved the following shares of common stock:

Warrants – sales of stock	7,266,948
Warrants – financing	1,333,333
Conversion – financing	1,600,000
Warrants – Proposed, but unissued, for directors, management and consultants	2,500,000

12,700,281

NOTE 10 – CONTINGENCIES

In July 2011, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed financing in the amount of approximately $500,000. The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The Company has also filed a counterclaim relating to the improper nature of the litigation.

On October 20, 2011, the Company was named in as a defendant in a claim against Stonegate seeking repayment of a loan of $500,000 from Stonegate. As the claim involves shares of the Company owned by Stonegate, the Company believes the claim is without merit and intends to vigorously defend this action.  An an allowance of $500,000 has been provided against the note payable seller (Stonegate).

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover such claims.

A summary of warrant issuances based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2009
Warrants exercised	-	-
Warrants expired	-	-
Warrants issued with common stock/convertible debt	5,600,281	$0.60	$0.60
Balance at December 31, 2010	5,600,281	$0.60	$0.60
Warrants exercised	-	-
Warrants expired	-	-
Warrants issued with common stock/convertible debt	3,533,333	$0.60	$0.60
Warrants issued for service	250,000	$0.70	$0.70
Balance at December 31, 2011	9,383,614	$0.60 - $0.70	$0.603

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2011 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise price
5,600,281	10/25/2016	4.8	$0.60
1,200,000	1/17/2016	4.0	$0.60
600,000	4/5/2016	4.3	$0.60
200,000	1/17/2016	4.0	$0.60
200,000	4/5/2016	4.3	$0.60
250,000	12/31/2015	4.0	$0.70
1,333,333	12/26/2016	5.0	$0.60

9,383,614

NOTE 11 – INCOME TAXES

The Company and its subsidiaries file consolidated Federal tax returns. Certain tax years are subject to examination by the Internal Revenue service and certain state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of December 31, 2011, management has determined that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $2,300,000 to reduce future Federal income tax liabilities through 2031, which under regulations of the Internal Revenue Service related to ownership changes are limited under IRC Section 382 to approximately $300,000 per year.  In addition, there is a net operating loss carryforward of approximately $350,000 which is not subject to the limitation.

As of December 31, 2011, realization of the Company’s deferred tax assets of $2,860,000 was not considered more likely than not and, accordingly, a valuation allowance of $2,860,000 has been provided.

The net change in the valuation allowance during the years ended December 31, 2011 and December 31, 2010 increased by $692,000 and $1,039,000, respectively.

As of December 31, 2011 and 2010, components of deferred tax assets were as follows:

	2011	2010
Amortization of intangibles	$1,593,000	$908,000
Allowance for doubtful accounts	199,000	60,000
Net operating losses	1,068,000	1,200,000
	2,860,000	2,168,000
Valuation allowance	(2,860,000)	(2,168,000)

Net deferred tax asset	$-	$-

For the years ended December 31, 2011 and 2010, the actual tax expense differs from the effective tax expense (benefit) based on the U. S. Federal Rate of 34%, as follows:

	2011	2010
Expected Federal tax rate	(34.0%)	(34.0%)
Expected state tax rate	(6.0%)	(6.0%)
Change in valuation allowance	40.0%	40.0%

	-%	-%

NOTE 12 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company has no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $3,352,000 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively.

NOTE 13 – PRIOR PERIOD CORRECTION

As a result of a Securities and Exchange Comment letter on the Company’s S1 registration filed in 2011, the Company’s December 31, 2010 financial statements have been corrected to reflect the following changes:

▪	An increase in net intangibles of $149,643
▪	An increase in net long term debt of $2,162,697
▪	A decrease in Additional Paid-in Capital of $1,986,916
▪	An increase in net loss from operations and decrease in retained earnings of $26,408

These changes were made to more accurately reflect the acquisition costs, assets, and liabilities of VSG Acquisition, Inc. on April 1, 2010.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 of Form 10-K requires the disclosure of changes in the context of a disagreement with the outbound auditor (Item 304(b) only).

As set forth on Current Reports filed on Form 8-K, as filed on April 28, 2011 (and amended and filed on April 29, 2011) as to the engagement of Rosen Seymour Shapps Martin, LLP, , the Company disclosed the following:

Effective April 27, 2011, the Company’s Board of Directors, acting as its Audit Committee, terminated the engagement of RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm. RBSM was engaged on March 11, 2011 and did not issue a report on the Company’s consolidated financial statements during the most recent two fiscal years and through April 27, 2011. From March 11, 2011 through April 27, 2011, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such year. From March 11, 2011 through April 27, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided RBSM with a copy of the disclosures on the Current Reports filed on Form 8-K and on the amended report filed on Form 8-K/a, attached the letter of RBSM.

In this Current Report, the Company announced the appointment of Schulman Wolfson & Abruzzo, LLP, (“SWALLP”) as its independent registered public accounting firm.

As set forth on Current Reports filed on Form 8-K, as filed on March 27, 2012 as to the engagement of SWALLP, the Company disclosed the following:

On March 19, 2012, the Board of Directors of Quadrant 4 Corporation (the “Company”), acting as its Audit Committee, terminated the engagement of Schulman Wolfson & Abruzzo, LLP, (“SWALLP”) as the Company’s independent registered public accounting firm. SWALLP was engaged on April 27, 2011 and had audited the consolidated financial statements of the Company for the year ended December 31, 2010. From April 27, 2011 through March 19, 2012, the Company has not had any disagreements with SWALLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to SWALLP’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such year. From April 27, 2011 through March 19, 2012, there were no reportable events, as defined in Item 304(a) (1) (v) of Regulation S-K.

The Company provided SWALLP with a copy of the disclosures on the Current Report filed on Form 8-K and requested that SWALLP furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements but SWALLP has not provided the Company with a copy of such letter acknowledging the termination.

In this Current Report, the Company announced the appointment of Rosen Seymour Shapps Martin, LLP, (“RSSM”) as its independent registered public accounting firm.

As set forth on Current Reports filed on Form 8-K, as filed on June 18, 2012 as to the engagement of RSSM, the Company disclosed the following:

On June 15, 2012, the Board of Directors of Quadrant 4 Corporation (the “Company”), at the direction of its Audit Committee, terminated the engagement of Rosen Seymour Shapps Martin, LLP, (“RSSM”) as the Company’s independent registered public accounting firm. RSSM was engaged on March 19, 2012 to complete the audit of the Company’s consolidated financial statements for the year ended December 31, 2011. From  March 19, 2012 through June 15, 2012, the Company has not had any disagreements with RSSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RSSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such year. From March 19, 2012 through June 15, 2012, there were no reportable events, as defined in Item 304(a) (1) (v) of Regulation S-K.

The Company has provided RSSM with a copy of the disclosures on this Current Report filed on Form 8-K and requested that RSSM furnish a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the above statements but,RSSM has not furnished the Company with a copy of such letter acknowledging the termination.

In this Current Report, the Company disclosed that it had engaged Sassetti, LLC, (“Sassetti”) effective on June 15, 2012 (the “Engagement Date”), as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2011.  The engagement of Sassetti as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors, acting on the recommendation of its Audit Committee.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Sassetti regarding either: the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Sassetti concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A.                   CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are not effective (as explained below).

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believes that, as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria, due to the following:

▪
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

▪	Lack of employees with accounting knowledge to collect, assemble, and analyze reliable information for financial reporting. We have contract with an outside accounting firm to assist in these matters.
▪
Lack of effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

▪
Lack of effective controls over the control environment. Specifically, the Board of Directors is comprised of four members and did not have independent members during part of the year ended December 31, 2010. The current Board of Directors has one member who qualifies as an audit committee financial expert as defined in Item 407(d) (5)(ii) of Regulation S-K but the audit committee did not become active during the year ended December 31 2011. The Company has adopted a code of ethics but has not distributed this to all employees nor educated its employees regarding the expectations of proper and ethical conduct expected of them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

▪	Lack of effective controls over the review and audit process and the preparation of supporting schedules requested by the Company’s independent registered public accounting firm.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the year ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name	Age	Position	Period Held
Dhru Desai	50	Chairman / CFO	2010 – Current
Nandu Thondavadi	57	Director / CEO	2010 – Current
William J. (Jeff) Marshall	58	Director	2010 – Current
Thomas E. Sawyer	74	Director	2010 – Current

Biographical information regarding the Directors and Officers are as follows:

Dhru Desai is Chairman of the Board and Chief Financial Officer. Mr. Desai has successfully built both private and public companies in the IT and Telecommunications field over the past 25 years.  Early in his career, Mr. Desai was employed by ATT Bell Labs and Teradyne.   Mr. Desai was the founder and CEO of Cronus Technologies, Inc. He successfully built the industry’s first IP signaling gateway business generating over $25 million in revenues prior to divesting it to Cisco, FastCom and Advanced Fiber. In April of 2005 Mr. Desai served as Chairman of the Board of eNucleus Inc., and served in several executive capacities until he resigned on July 16, 2006. Between July 2006 and June 2009 Mr. Desai acted in the capacity of an advisor to a number of companies in the real estate and Information Technology sectors.  Mr. Desai has an MS in Computer Science from the Illinois Institute of Technology.

Nandu Thondavadi, Ph.D. is the Chief Executive Officer of the Company and is responsible for the Company’s day-to-day operations. Prior to this, Dr. Thondavadi was the founder and president of Global Technology Ventures, a consulting firm providing mergers and acquisition advisory services to companies in the information technology sectors, a position he held from January 2008 through the present.  Prior to starting this firm, Dr. Thondavadi was the Chief Executive Officer of a global software company for over a decade. Earlier to that, Dr. Thondavadi was a Clinical Professor of Management in the Kellogg School of Management of Northwestern University, Evanston, IL where he taught both graduate students (Masters in Management candidates) and executive courses in the areas of Operations Management, Strategic Cost Management and Business Process Reengineering from December 1992 through February 2001.  Dr. Thondavadi also previously served as Vice President – Support Operations for Coleman Cable Systems in North Chicago, IL from April 1992 to March 1995; Technical Director - Corporate Technology Center for Square D Company in Palatine, IL from March 1989 to March 1992 and Senior Engineering Consultant - Decision Technologies for Electronic Data Systems Corporation (EDS) in Troy, MI from August 1985 to March 1989.  Dr. Thondavadi received his Masters in Management from Northwestern University, Kellogg School of Management, Evanston, IL  in 1992; his Ph.D. in Chemical Engineering and his Master’s Degree in Science in Industrial Engineering, both from the University of Cincinnati, Cincinnati, OH, in 1982; his M.Sc.(Tech) in 1977 and his B.Sc. (Tech) in 1975, both in Chemical Technology and both from the University of Bombay, Bombay, India and his B.Sc.(Tech) in Chemical Technology from Yuvaraja’s College, University of Mysore, Mysore, India in 1971.

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

Dr. Thomas E. Sawyer, Ph.D.  is presently the Chairman/CEO of Brazil Gold Corp. a position he has held since 2009 where he is responsible for the strategic planning and organization of this small publicly-traded independent gold exploration company working in Brazil’s Western Amazon basin.  Prior to that, he was the Chairman/CEO of Innova Enterprises, Inc. from 2007 to 2009 where he led the development of patented oil purification technology to reduce waste oil and extend useful life of diesel engines and engine components.  Dr. Sawyer presently serves as a director of Digifonica International Inc., a publicly-traded company exploiting telecommunications patents related to VoIP services. a position he has held since 2007.  He is presently chair of the compensation and audit committees of Digifonica International Inc.  Dr. Sawyer also presently serves as a director of Chief Consolidated Mining, Inc., a position he has held since 2007.  In addition, Dr. Sawyer owns his own consulting business of which he is president and chief executive officer, under the name Sawyer Technologies, LLC, a business he has owned and operated since 2002.  Dr. Sawyer has also served as a trustee of the First European Investment Foundation since 2004 and a senior director of AIM Holdings LTD, Economic Research Institute since 2004.  His prior engagements were as the Chief Technology Officer of Global Light Telecommunications, Inc. from 1998 to 2002, a public company; and as the Chief Executive Officer of NACT Telecommunications, Inc. from 1988 to 1998, a public company.  Dr. Sawyer served in the executive office of three presidential administrations, including serving as a director in the Office of Economic Opportunity, Executive Offices of the President in Washington, D.C. from 1973 to 1974.  Dr. Sawyer has previously served on a number of boards of civic and charitable organizations and as a professor of Brigham Young University from 1974 t0 1978.  Dr. Sawyer received his Ph.D. in Management from Walden University and his Ph.D. in Clinical Psychology from Florida State University.  He also received an M.A. in Business/Urban Affairs from Occidental College and his B.S. in Engineering from U.C.L.A.

Name and address of Officers and Directors *	Amount and nature of beneficial ownership	Percent of class

Nandu Thondavadi**	3,100,000	6.01%
Dhru Desai***	3,100,000	6.01%
William J. (Jeff) Marshall	0	0.00%
Dr. Thomas E. Sawyer	150,000	0.29%

All officers and directors as a group	6,350,000	12.32%

*all shareholder addresses are care of the Company, 2850 Golf Road, Suite 405, Rolling Meadows, IL 60008.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2011, certain Section 16(a) filing requirements applicable to such persons were not met in a timely manner but have been met once the responsible parties were able to confirm the percentage of shares outstanding held by each..

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

ITEM 11.                    EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Nandu Thondavadi, CEO	2011	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
	2010	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Dhru Desai, CFO	2011	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
	2010	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Craig A. Waltzer	2010	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
	2009	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.  There were no awards of stock, options or other equity during years ending 2009, 2010 and 2011.

The Compensation Committee, chaired by Mr. Marshall, a director, has discussed with the two officers regarding compensation and determined that decisions regarding fair and appropriate compensation will be undertaken once the Company has achieved certain milestones and therefore no formal compensation agreements have been made with Mr. Thondavadi or Mr. Desai.

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

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 15, 2012, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group.

Title of class	Name and address of beneficial owners*	Amount and nature of beneficial ownership	Percent of class
Common stock	StoneGate Holdings, Inc.	6,000,000	11.64%
Common stock	Lionsgate Irrevocable Trust**	3,100,000	6.01%
Common stock	Dandawate Irrevocable Trust	3,100,000	6.01%
Common stock	Dhru Desai***	3,100,000	6.01%
Common stock	Dr. Thomas E. Sawyer	150,000	0.29%

All officers and directors as a group		6,350,000	12.32%

*all shareholders are care of the Company, 2850 Golf Road, Suite 405, Rolling Meadows, IL 60008.
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

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2010 and 2011 and reviews of the consolidated financial statements included in the Company's Forms 10-K for fiscal 2010 and 2011 were approximately $45,000 and $70,000 respectively.

AUDIT-RELATED FEES

For fiscal 2010 and 2011 the auditors billed $10,000 and $10,000 respectively relating to assistance with SEC comment responses. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

There were no fees billed by the Company's auditors for tax services for fiscal years 2010 and 2011, respectively.

ALL OTHER FEES

There were no other fees billed by the Company's auditors for any other non-audit services rendered to the Company (such as attending meetings and other miscellaneous financial consulting), during the  years ended December 31, 2011 and December 31, 2010, respectively.

PART IV

ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101
The following financial information from Quadrant 4 Systems Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2011, (ii) Consolidated Statement of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2011 and 2010, and (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011 and 2010.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

QUADRANT 4 SYSTEMS CORPORATION

Date:	July 12, 2012	By:	/s/ Nandu Thondavadi
		Name:	Nandu Thondavadi
		Title:	President and Chief Executive Officer

Date:	July 12, 2012	By:	/s/Dhru Desai
		Name:	Dhru Desai
		Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 12, 2012	By:	/s/ Nandu Thondavadi
		Name:	Nandu Thondavadi
		Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)
Date:	July 12, 2012	By:	/s/Dhru Desai
		Name:	Dhru Desai
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
Date:	July 12, 2012	By:	/s/ William J. (Jeff) Marshall
		Name:	William J. (Jeff) Marshall
		Title:	Director

Date:	July 12, 2012	By:	/s/ Dr. Thomas E. Sawyer
		Name:	Dr. Thomas E. Sawyer
		Title:	Director