Form 10-Q
period 2012-03-31
Quadrant 4 Systems Corp
filed 2012-07-20
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 20, 2012 was 51,740,448.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
	31-Mar
	2012	31-Dec
	(Unaudited)	2011

Current assets
Cash	$77,659	$1,079,248
Accounts receivables (net of allowance for doubtful accounts of $599,232 and $498,535 for March 31, 2012 and December 31, 2011, respectively)	4,903,137	5,296,113
Other current assets	1,220,557	415,099

Total current assets	6,201,353	6,790,460

Intangible assets	15,583,698	16,595,261
Property and equipment – net	4,250	4,500
Other assets	929,791	1,039,632

TOTAL ASSETS	$22,719,092	$24,429,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,524,291	$3,499,512
Note payable – revolving line of credit	3,761,207	4,309,317
Notes payable – other	-	140,000

Total current liabilities	7,285,498	7,948,829

Long-term debt	8,191,162	8,474,494
Derivative liability	426,659	333,329

Total liabilities	15,903,319	16,756,652

Stockholders' equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: issued and outstanding: none	-	-
Common stock - $0.001 par value; authorized: 5,000,000,000 shares: issued and outstanding 51,740,448 and 51,740,448 at March 31, 2012 and December 31, 2011, respectively	51,740	51,740
Additional paid-in capital	11,179,746	11,179,746
Accumulated deficit	(4,415,713)	(3,558,285)

Total stockholders' equity	6,815,773	7,673,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,719,092	$24,429,853

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$6,727,639		$5,434,993

Cost of revenue	5,316,123		4,318,874

Gross margin	1,411,516		1,116,119

General and administrative expenses	(731,916)		(355,423)
Amortization expense	(1,011,562)		(659,513)
Interest expense	(432,136)		(268,790)
Derivative loss	(93,330)		-

Net loss before income taxes	(857,428)		(167,607)

Income taxes	-		-

Net loss	$(857,428)		$(167,607)

Net loss per common share - basic and diluted	$(0.02)	$	*

Weighted average common shares - basic and diluted	51,740,448		44,998,640

* Less than $.01 per share

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31	March 31
	2012	2011
Cash flows from operating activities:

Net loss	$(857,428)	$(167,607)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative loss	93,330	-
Accretion of interest	41,668	-
Amortization and depreciation	1,011,813	659,513
Doubtful accounts	69,977	83,504
Changes in assets and liabilities
Accounts receivable	322,999	(1,365,209)
Other current assets	(805,458)	(32,078)
Other assets	109,841	-
Accounts payable and accrued expenses	24,779	963,707

Net cash provided by (used in) operating activities	11,521	141,830

Cash flows from financing activities:

Proceeds from sales of common stock	-	472,500
Proceeds from notes payable - other	-	140,000
(Decrease) increase in note payable - factor	(548,110)	(199,314)
(Decrease) increase in due to seller	-	(390,000)
Payments of long-term debt	(325,000)	(110,389)
Payments of notes payable	(140,000)	(109,396)

Net cash (used in) provided by financing activities	(1,013,110)	(196,599)

Net (decrease) increase in cash	(1,001,589)	(54,769)

Cash - Beginning of year	1,079,248	60,061

Cash - End of year	$77,659	$5,292

Supplemental disclosure of noncash information
Cash paid for:
Interest	$576,191	$114,596
Income taxes	$-	$-

Noncash transactions
Acquisition of assets (net of liabilities assumed $10,100,000 and issuance of common stock of $4,000,000) in 2011	$-	$-

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 –ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (the “Company”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc.  On July 12, 2001, the Company changed its name to Sun Network Group, Inc.  On June 3, 2005, the Company changed its name to Aventura VOIP Networks, Inc. and on October 17, 2005 to Aventura Holdings, Inc.  On December 24, 2009, the Company changed its name to Zolon Corporation.  On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation to better reflect its current business model. During 2010, the Company acquired assets relating to consulting and programming (sometimes referred to as the VSG assets, the RMI assets and the ISS assets to differentiate the sources and acquisitions of these assets all within the same business model spectrum) and effective March 1, 2011, the Company acquired assets relating to solutions services, held in a wholly-owned subsidiary now known as Quadrant 4 Solutions, Inc.  On July 1, 2011, the Company merged three wholly-owned subsidiaries holding the VSG assets, the RMI assets and the ISS assets (used as the means to acquire its business and those assets) into a single wholly-owned subsidiary which was then renamed Quadrant 4 Consulting, Inc.  The Company operates two wholly-owned subsidiaries, Quadrant 4 Consulting, Inc. and Quadrant 4 Solutions, Inc.

Operations

The primary business model of the Company is to provide Information Technology (IT) consulting services and solutions. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to the Healthcare, Retail and Financial Services verticals.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations under Regulation S-X of the U.S. Securities and Exchange Commission for Form 10-Q, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Quadrant 4 Systems Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2011. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2011, as reported in the Form 10-K, have been omitted.

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.  These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2011.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the quarters ending March 31, 2012 and 2011, there were 10,983,614 and 7,450,281, respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Derivatives

We account for derivatives pursuant to ASC 815.  All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in earnings.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08: “Intangibles--Goodwill and Other (Topic 350) Testing Goodwill for Impairment”.  The guidance in this update are intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The effect of adopting this pronouncement did not have a significant impact on the entity's financial statements for the most recent interim period.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05: (1) eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders' equity, (2) requires presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) requires presentation of reclassification adjustments on the face of the statement. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a significant impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards.  While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and did not have a significant impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
Customer list – VSG	$4,086,987	$4,086,987
Customer list – RMI	801,034	801,034
Customer list – ISS	2,243,175	2,243,175
Customer list – Solutions	8,500,000	8,500,000
Technology software – Solutions	3,500,000	3,500,000
Framework technology software – Solutions	2,100,000	2,100,000
	21,231,196	21,231,196

Accumulated amortization	(5,647,498)	(4,635,935)

	$15,583,698	$16,595,261

For the quarter ending March 31, 2012 , the change in intangible assets was as follows:

Beginning of the quarter	$16,595,261
Additions	-
Amortization	(1,011,563)

End of the quarter	$15,583,698

For the quarters ending March 31, 2012 and 2011, amortization expense was $1,011,563 and $659,513, respectively.

NOTE 5 – NOTE PAYABLE - REVOLVER

As amended in February 2011, the Company entered into an agreement with a financing company providing a revolving line of credit. Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the financing company in return for a line of credit of $6,500,000. The agreement is automatically renewable on the anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $65,000, a service fee of 0.825% per month, and interest at prime plus 2% per annum.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2012	December 31, 2011
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a) (b)	$1,332,018	$1,582,017
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	500,000	500,000
Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	5,850,807	5,925,807
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum (c)	800,000	800,000
Less discount	(291,663)	(333,329)

Total long-term debt	$8,191,162	$8,474,495

(a) In December 2011, the Company issued 2,489,956 shares of common stock in exchange for extending due date of certain notes payable. The shares were valued at $871,485 ($0.35 per share, the stock price on the date of the agreement), and will be charged to expense over terms of the extensions.

(b) The purchase agreement also provided for the Company to charge all uncollectable receivables and payments of pre-acquisition liabilities against the note payable to Stonegate Holdings (seller of the VSG and RMI assets). As of December 31, 2011, the Company charged an aggregate of $2,134,236 to Stonegate Holdings and reduced the value of customer lists, as this was a result of the acquisition agreement.

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

The debt discount was calculated at issuance and is being amortized to interest expense over the term of the note.

NOTE 7 - DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

	March 31, 2012	December 31, 2011
Warrants	$426,659	$333,329
Conversion feature	-	-

Derivative liability	$426,659	$333,329

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at March 31, 2012:

Risk free interest rate	.83%
Expected volatility	399%
Expected life (in years)	4.75
Expected dividend yield	0

The derivative liability associated with the convertible debt conversion feature was reviewed by management and the fair value of the conversion price exceeded the trading value (fair value) of the common stock into which it converts.

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Reserved Shares

As of March 31, 2012, the Company has reserved the following shares of common stock:

Warrants – sales of stock	7,266,948
Warrants – financing and other	2,116,666
Conversion – financing	1,600,000
Warrants – Proposed, but unissued, for directors, management and consultants	2,500,000

13,483,614

NOTE 9 – CONTINGENCIES

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

NOTE 10 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company has no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $410,000   and $0 for the quarters ending March 31, 2012 and March 31, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending March 31, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

QUADRANT 4 SYSTEMS CORPORATION ("Quadrant 4 Systems", "we", "us", "our", or the "Company") is a publicly held company engaged in the information technology sector.  The Company was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and operated a series of technology related businesses ranging from CCTV security systems to VOIP systems. In May 2010, the Company changed its business model and, in June 2010, the Company acquired a new business involving IT consulting.  This consulting business was greater in size than the existing businesses; so the opportunity was treated by the Company as a material shift in its business model and disclosed in a Current Report on form 8-K on June 2010.  At present, the Company has developed  its business model in two wholly-owned subsidiaries, Quadrant 4 Consulting, Inc. and Quadrant 4 Solutions, Inc. via a series of acquisitions of several assets as described in the 10-K form filed for the period ending December 31, 2011.

The Company completed certain significant acquisitions in the quarters ending June 30, 2010 and March 31, 2011 that are reflected in the accompanying financial statements.  The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets and opportunities presented therein.  Therefore, the significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.  The comparison to the previous year’s first quarter is subject to this explanation.

The current operations of the Company consist of providing Information Technology (IT) and software-enabled services and consulting.  The Company is focused on providing its services to companies in the Financial Services, Healthcare and Retail sectors.  The Company intends to grow organically from the expansion of offerings and services to customers, most of which were acquired as relationships from acquisitions as well as the acquisition of new business relationships as part of its acquisition strategy.

The financial statements being reported in this Quarterly Report are based on assets acquired in the quarter ending March 31, 2011and during 2010.  The Company has a limited operating history with these assets, their management and the implementation of controls.  There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results disclosed for the recently-ending first quarter.  The risks associated with recently-acquired assets are also discussed as a risk in the Company’s annual report under Form 10-K.

Business Strategy

Quadrant 4 Systems Corporation plans to expand its focus in the Information Technology (IT) and Information Technology Enabled Services (ITES) market segments through a series of strategic business combinations. The Company intends to establish a full spectrum of IT services that include consulting, products and solutions specific to Healthcare, Retail and Financial Services industries and intends to grow organically to meet all of these service markets.  To assist in the implementation of this new strategy, the Company intends to augment its present management and staffing, and, in furtherance of this plan, has undertaken discussions with certain individuals that bring significant existing experience and relationships in the chosen vertical segments to join the management team and/or participate in some advisory capacity at various levels.

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

Core Business

Ultimately, the Company believes that it will focus its efforts as a provider of IT services.  The Company intends to provide IT consulting services; managed services; software product architecture; software development, maintenance and outsourcing and industry-specific software solutions primarily to enterprises engaged in the Financial Services, Retail and Healthcare sectors.

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

Results of Operations

In 2010, the Company changed its business model significantly and, acquired new businesses in transactions which materially affected the amount of reported revenue from continuing operations.  The revenues, expenses and income reflect the new businesses.  Acquisition of the new businesses resulted in material increases in revenues, expenses and income but these increases are not attributed to changes in pricing or profitability of such businesses compared to prior periods of such businesses but rather the acquisition of such business.

	Three months ending March 31,
	2012	2011	Increase/ Decrease	Percent
Revenue	$6,727,639	$5,434,993	$1,292,646	24%
Cost of Revenue	(5,316,123)	(4,318,874)	(997,249)	23%
Gross Margin	1,411,516	1,116,119	295,397	26%
General and administrative expenses	(731,916)	(355,423)	(376,493)	105%
Amortization of intangible assets	(1,011,562)	(659,513)	(352,049)	53%
Interest and derivative expense	(525,466)	(268,790)	(256,676)	95%

Net loss	$(857,428)	$(167,607)	$689,821	411%

Comparison of Three Months Ending March 31, 2012 and 2011

REVENUES

Revenues for the three months ending March 31, 2012 totaled $6,727,639 compared to $5,434,993 of revenue during the same period in 2011.  The increase in revenues of $1,292,646, or 24% over the previous first quarter, was primarily due to the acquisition of Quadrant 4 Solutions, Inc. (formerly MGL Solutions, Inc.) in the first quarter of 2011 and the expansion of the core businesses to include SaaS and other solutions tools.  Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

Cost of revenue for the three months ending March 31, 2012 totaled $5,316,123 compared to cost of revenue of $4,318,874 during the same period in 2011.  The increase in cost of revenue of $997,249, of 23% over the previous first quarter, was due primarily to the inclusion of cost of revenue from the Company’s acquisition of Quadrant 4 Solutions, Inc., effective March 1, 2011. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $295,397, or 26% over the previous first quarter, resulted primarily from increased revenues, the gross margin percentage remained approximately 21% (growing from 20.5% to 21% over the previous first quarter).

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the three months ending March 31, 2012 totaled $731,916 compared to selling, general & administrative expenses of $355,423 during the same period in 2011.  The increase in selling, general & administrative expenses of $376,493, or 26% over the previous first quarter, was due to the inclusion of selling, general & administrative expenses from the Company’s acquisition on March 1, 2011.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the three months ending March 31, 2012 totaled $1,011,562 compared to $659,513 during the same period in 2011.   The increase in amortization expense of $352,049 was due to the additional amortization expense from intangible assets (customer lists, software technology, and hardware technology) acquired in connection with the acquisition of Quadrant 4 Solutions, Inc., the business entity acquired by the Company in 2011.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST AND DERIVATIVE EXPENSE

Financing and interest costs and derivative expenses for the three months ending March 31, 2012 totaled $525,466 compared to $268,790 during the same period in 2011.  The increase in financing and interest costs of $256,676, 95% over the previous first quarter, was due to increased interest on notes payable and long-term debt to finance the Company’s acquisitions and the note payable-revolver, amortization of debt discount as well as the derivative expense associated with the issuance of certain warrants.

The Company reported a net loss of $857,428 for the three months ending March 31, 2012 compared to net loss of $167,607 for the same period in 2011.  The increase of $689,821, or 411% over the previous first quarter, in the net loss was due to increased amortization and derivative expenses, in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ending March 31, 2012 and March 31, 2011 is calculated as follows:

	March 31, 2012	March 31, 2011
Net Loss (GAAP Basis)	$(857,428)	$(167,607)
Interest and derivative expense	525,466	268,790

Amortization expense	1,011,562	659,513

Income Taxes	-	-
EBITDA	$679,600	$760,696

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending March 31, 2012 decreased by $81,096 or 11% over the previous first quarter decreased as a result of increased first year integration and administrative expenses incurred in the acquisition of a new business entity on March 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had an accumulated deficit of $4,415,713 as compared to $3,558,285 at March 31, 2011.  As of March 31, 2012, we had a working capital deficit of $1,084,145 as compared to $5,739,529 at March 31, 2011.

We have no material commitments for capital expenditures.

Net cash provided by operations for the three months ending March 31, 2012 was $11,521 as compared to net cash provided by operations of $141,830 primarily relating to an increase in other assets and higher operating loss.

There were no cash flows used in investing operations in the three month periods ending March 31, 2012 and 2011. The acquisition of assets in 2011 did not require any cash during the first quarter ending March 31, 2011.

Net cash used in financing activities was 1,013,110 for the three months ending March 31, 2012 compared to cash used in financing activities of $196,599 in the previous first quarter.   The increase in cash used in financing activities in 2012 compared to 2011 was due primarily to increased collections and receipt of convertible debt proceeds in late 2011 that were utilized to pay down other debt, offset in part by an increase in proceeds from the sale of stock in 2011.

The Company was reliant on proceeds from the sale of stock in 2011 and proceeds from borrowings to provide working capital.  A tightening of capital markets can reduce or eliminate funding sources causing a decrease in our liquidity and an inability to generate revenues from new lending activities.

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

The Company believes its resources are adequate to fund its current operations for the next 12 months.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending March 31, 2012.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements included elsewhere in this Report and in Note 2 to the financial statements included in our Annual Report filed under Form 10-K for the year ending December 31, 2011. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The following are a summary of the significant accounting estimates and policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results.

Critical Accounting Estimates and Policies

General

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the audit committee of our Board of Directors.

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

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not effective as of March 31, 2012, based on their evaluation of these controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have identified certain matters that constitute material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.  The material weaknesses that we have identified relate to the fact that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy our deficiency.

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities in the first quarter of 2012.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Item 601 of Regulation S-K

Exhibit No.:	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 (unauditied) and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three months ending March 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending March 31, 2012 and 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

July 20, 2012	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director