Form 10-Q
period 2012-06-30
Quadrant 4 Systems Corp
filed 2012-08-14
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of August 12, 2012 was 51,740,448.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	30-Jun	31-Dec
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$121,175	$1,079,248
Accounts receivables (net of allowance for doubtful accounts of $435,295 and $498,535 for June 30, 2012 and December 31, 2011, respectively)	4,934,915	5,296,113
Other current assets	1,340,550	415,099

Total current assets	6,396,640	6,790,460

Intangible Assets	14,572,140	16,595,261
Property and equipment – net	4,000	4,500
Other assets	911,108	1,039,632

TOTAL ASSETS	$21,883,888	$24,429,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,919,265	$3,499,512
Note payable - revolver	3,497,902	4,309,317
Notes payable - other	-	140,000

Total current liabilities	7,417,167	7,948,829

Long-term debt	8,149,415	8,474,494
Derivative liability	333,323	333,329

Total liabilities	15,899,905	16,756,652

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: issued and outstanding: none
Common stock - $0.001 par value; authorized: 5,000,000,000 shares: issued and outstanding 51,740,448 and 51,740,448 at June 30, 2012 and December 31, 2011, respectively	51,740	51,740
Additional paid-in capital	11,179,746	11,179,746
Accumulated deficit	(5,247,503)	(3,558,285)

Total stockholders' equity	5,983,983	7,673,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,883,888	$24,429,853

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$6,656,920	$8,567,333	$13,384,559	$14,002,326

Cost of revenue	5,369,565	6,615,947	10,685,688	10,934,821

Gross Margin	1,287,355	1,951,386	2,698,871	3,067,505

General and administrative expenses	(793,019)	(614,861)	(1,524,935)	(976,534)
Amortization expense	(1,011,559)	(1,096,198)	(2,023,121)	(1,755,711)
Interest expense	(407,903)	(556,574)	(840,039)	(819,114)
Derivative gain	93,336	-	6	-

Net loss before income taxes	(831,790)	(316,247)	(1,689,218)	(483,854)

Income taxes	-	-	-	-

Net loss	$(831,790)	$(316,247)	$(1,689,218)	$(483,854)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares - basic and diluted	51,740,448	48,426,418	51,740,448	47,031,339

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30	June 30
	2012	2011
Cash flows from operating activities:

Net loss	$(1,689,218)	$(483,854)

Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative gain	(6)	-
Accretion of interest	111,110	-
Amortization and depreciation	2,023,621	1,755,711
Doubtful accounts	136,867	133,054
Changes in assets and liabilities
Accounts receivable	224,331	(2,219,632)
Other current assets	(925,451)	804
Other assets	128,524	(21,078)
Accounts payable and accrued expenses	419,753	979,429

Net cash provided by operating activities	429,531	144,434

Cash flows from financing activities:

Proceeds from sales of common stock	-	708,750
Proceeds from notes payable - other	-	386,645
(Decrease) increase in note payable - revolver	(811,415)	3,465,880
(Decrease) increase in due to seller	-	(390,000)
Payments of long-term debt	(436,189)	(110,389)
Payments of notes payable	(140,000)	(4,036,314)

Net cash (used in) provided by financing activities	(1,387,604)	24,572

Net (decrease) increase in cash	(958,073)	169,006

Cash - Beginning of year	1,079,248	60,061

Cash - End of year	$121,175	$229,067

Supplemental disclosure of noncash information
Cash paid for:
Interest	$871,632	$593,906
Income taxes	$-	$-

Noncash transactions
Acquisition of assets (net of liabilities assumed $10,100,000 and issuance of common stock of $4,000,000) in 2011	$-	$-

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (the “Company”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc.  On July 12, 2001, the Company changed its name to Sun Network Group, Inc.  On June 3, 2005, the Company changed its name to Aventura VOIP Networks, Inc. and on October 17, 2005 to Aventura Holdings, Inc.  On December 24, 2009, the Company changed its name to Zolon Corporation.  On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation to better reflect its current business model. During 2010, the Company acquired assets relating to consulting and programming (sometimes referred to as the VSGAC assets, the RMIAC assets and the ISSAC assets to differentiate the sources and acquisitions of these assets all within the same business model spectrum) and effective March 1, 2011, the Company acquired assets relating to solutions services, held in a wholly-owned subsidiary now known as Quadrant 4 Solutions, Inc.  On July 1, 2011, the Company merged three wholly-owned subsidiaries – acquisition corporations or AC’s - holding the VSGAC assets, the RMIAC assets and the ISSAC assets (used as the means to acquire its business and those assets) into a single wholly-owned subsidiary which was then renamed Quadrant 4 Consulting, Inc.  The Company operates two wholly-owned subsidiaries, Quadrant 4 Consulting, Inc. and Quadrant 4 Solutions, Inc.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Quadrant 4 Consulting, Inc. and Quadrant 4 Solutions, Inc.

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

For the quarters ending June 30, 2012 and 2011, there were 10,983,614 and 8,050,281, respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS).  While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and did not have a significant impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
Customer list – VSGAC	$4,086,987	$4,086,987
Customer list – RMIAC	801,034	801,034
Customer list – ISSAC	2,243,175	2,243,175
Customer list – Quadrant 4 Solutions	8,500,000	8,500,000
Technology software – Quadrant 4Solutions	3,500,000	3,500,000
Framework technology software – Quadrant 4 Solutions	2,100,000	2,100,000
	21,231,196	21,231,196

Accumulated amortization	(6,659,056)	(4,635,935)

	$14,572,140	$16,595,261

For the six months ending June 30, 2012, the change in intangible assets was as follows:

Beginning of the Year	$16,595,261
Additions	-
Amortization	(2,023,121)

End of the period	$14,572,140

For the quarters ending June 30, 2012 and 2011, amortization expense was $1,011,559 and $1,096,198, respectively.

NOTE 5 – NOTE PAYABLE - REVOLVER

As amended in February 2011, the Company entered into an agreement with a financing company providing a revolving line of credit. Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the financing company in return for a maximum line of credit of $6,500,000. The agreement is automatically renewable on the anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $65,000, a service fee of 0.825% per month, and interest at prime plus 2% per annum.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a) (b)	$1,220,827	$1,582,017
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	500,000	500,000
Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	5,850,807	5,925,807
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum (c)	800,000	800,000
Less discount	(222,219)	(333,329)

Total long-term debt	$8,149,415	$8,474,495

(a) In December 2011, the Company issued 2,489,956 shares of common stock in exchange for extending due date of certain notes payable. The shares were valued at $871,485 ($0.35 per share, the stock price on the date of the agreement), and will be charged to expense over terms of the extensions.

(b) The purchase agreement also provided for the Company to charge all uncollectable receivables and payments of pre-acquisition liabilities against the note payable to Stonegate Holdings (seller of the VSGAC and RMIAC assets). As of December 31, 2011, the Company charged an aggregate of $2,134,236 to Stonegate Holdings and reduced the value of customer lists, as this was a result of the acquisition agreement.

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

The debt discount was calculated at issuance and is being amortized to interest expense over the term of the note.

NOTE 7 – DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

	June 30, 2012	December 31, 2011
Warrants	$333,323	$333,329
Conversion feature	-	-

Derivative liability	$333,323	$333,329

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at June 30, 2012:

Risk free interest rate	.83%
Expected volatility	402%
Expected life (in years)	4.50
Expected dividend yield	0

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

As of June 30, 2012, the Company has reserved the following shares of common stock:

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

NOTE 10 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company has no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $1,200,000 and $1,185,000 for the three months ending June 30, 2012 and June 30, 2011, respectively and $1,610,000 and $1,185,000 for the six months ending June 30, 2012 and June 30, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending June 30, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company completed certain significant acquisitions in the previous two years following the reorganization of its business model, which are reflected in the accompanying financial statements.  The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets and opportunities presented therein.  Therefore, the significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.  The comparison to the previous year’s second quarter is subject to this explanation.

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

The financial statements being reported in this Quarterly Report are based on assets acquired within the past two years .  The Company has a limited operating history with these assets, their management and the implementation of controls.  There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results disclosed for the recently-ending second quarter.  The risks associated with recently-acquired assets are also discussed as a risk in the Company’s annual report under Form 10-K.

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending June 30,
	2012	2011	Increase/ (Decrease)	Percent
Revenue	$6,656,920	$8,567,333	$(1,910,413)	-22%
Cost of Revenue	(5,369,565)	(6,615,947)	(1,246,382)	-19%
Gross Margin	1,287,355	1,951,386	(664,031)	-34%
General and administrative expenses	(793,019)	(614,861)	178,158	29%
Amortization of intangible assets	(1,011,559)	(1,096,198)	(84,639)	-8%
Interest and derivative expense	(314,567)	(556,574)	(242,007)	-43%

Net loss	$(831,790)	$(316,247)	$515,543	163%

	Six months ending June 30,
	2012	2011	Increase/ (Decrease)	Percent
Revenue	$13,384,559	$14,002,326	$(617,767)	-4%
Cost of Revenue	(10,685,688)	(10,934,821)	(249,133)	-2%
Gross Margin	2,698,871	3,067,505	(368,634)	-12%
General and administrative expenses	(1,524,935)	(976.,534)	548,401	56%
Amortization of intangible assets	(2,023,121)	(1,755,711)	267,410	15%
Interest and derivative expense	(840,033)	(819,114)	20,919	3%

Net loss	$(1,689,218)	$(483,854)	$1,205,364	249%

Comparison of Three Months and Six Months Ending June 30, 2012 and 2011

REVENUES

Revenues for the second quarter ending June 30, 2012 totaled $6,656,920 compared to $8,567,333 of revenue during the same period in 2011.  The decrease in revenues of $(1,910,413), or (22%) over the previous second quarter, was primarily due to large part to the bankruptcy filing of a prominent photography and printing company, a large client of the Company, the lost revenue from which, represented approximately 65% of the decrease in revenues, together with several client projects starting later in the quarter.  Also in order to mitigate risks and exposure relating to the financial troubles of this client, The Company began reducing resource allocation and projects away from this account and moving the resources to new clients. The resource redeployment strategy coupled with later implementation of customer projects has led to the temporary reduction of revenue for the second quarter.  The Company believes that this resource redeployment strategy will provide better utilization of resources and development of new clients in upcoming quarters.

Revenues were comprised of service-related sales of software programming, consulting and development services.

Revenues for the six months ending June 30, 2012 totaled $13,384,559 compared to $14,002,326 of revenue during the same period in 2011.  The decrease in revenues of $(617,767), or (4%) over the previous six month period in 2011, was primarily due to large part to the bankruptcy filing of a prominent photography and printing company, a large client of the Company, the lost revenue from which, represented approximately 65% of the decrease in revenues, together with several client projects starting later in the quarter.  Also in order to mitigate risks and exposure relating to the financial troubles of this client, The Company began reducing resource allocation and projects away from this account and moving the resources to new clients. The resource redeployment strategy coupled with later implementation of customer projects has led to the temporary reduction of revenue for the second quarter.  The Company believes that this resource redeployment strategy will provide better utilization of resources and development of new clients in upcoming quarters.The decrease in revenues for the first six months of 2012 was also the result of a focus of sales with longer selling cycles and several client projects starting later in the second quarter but was partially offset by stronger than anticipated revenues in the first quarter of 2012.

Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

Cost of revenue for the second quarter ending June 30, 2012 totaled $5,369,565 compared to cost of revenue of $6,615,947 during the same period in 2011.  The decrease in cost of revenue of $(1,246,382), or (19%) over the previous second quarter, was due primarily to the reduction in revenues in the second quarter of 2012. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the six months ending June 30, 2012 totaled $10,685,688 compared to cost of revenue of $10,934,821 during the same period in 2011.  The decrease in cost of revenue of $(249,133), or (2%) over the previous second quarter, was due primarily to the reduction of revenues in the second quarter of 2012 offset by higher than projected revenues in the first quarter of 2012.  Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The decrease in gross margin of $(664,031), or (34%) over the previous second quarter, resulted primarily from decreased revenues, the gross margin percentage decreased from approximately 22% in the second quarter of 2011 to 19% in the second quarter of 2012.  This decrease was due to increased costs of new customer projects.

The decrease in gross margin of $(368,634), or (12%) over the previous six month period, resulted primarily from decreased revenues, the gross margin percentage remained approximately 20% (decreasing from 21% to 20% over the previous six month period).  The decrease was due to higher new customer project costs in the second quarter offset partially by lower cost of revenues in the first quarter.

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the second quarter ending June 30, 2012 totaled $793,019 compared to selling, general & administrative expenses of $614,861 during the same period in 2011.  The increase in selling, general & administrative expenses of $178,158, or 29% over the previous second quarter, was due to the inclusion of selling, general & administrative expenses and increased costs of integrating the acquisition of a new business entity (acquired March 1, 2011) during the second quarter of 2012.

Selling, general & administrative expenses for the six months ending June 30, 2012 totaled $1,524,935 compared to selling, general & administrative expenses of $976,534 during the same period in 2011.  The increase in selling, general & administrative expenses of $548,401, or 56% over the previous second quarter, was due to the inclusion of selling, general & administrative expenses from the Company’s acquisition on March 1, 2011 and increased costs associated with integration of this new business during the six months ending June 30, 2012.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the second quarter ending June 30, 2012 totaled $1,011,559 compared to $1,096,198 during the same period in 2011.   The decrease in amortization expense of $84,639 was materially insignificant since full amortization of the March 1, 2011 acquisition occurred during the second quarter of 2011.  Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization expense for the six months ending June 30, 2012 totaled $2,023,121 compared to $1,755,711 during the same period in 2011.   The increase in amortization expense of $267,410 was due to the additional amortization expense from intangible assets (customer lists, software technology, and hardware technology) acquired in connection with the acquisition of Quadrant 4 Solutions, Inc., the business entity acquired by the Company in 2011.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST AND DERIVATIVE EXPENSE

Financing and interest costs and derivative expenses for the second quarter ending June 30, 2012 totaled $314,567 compared to $556,574 during the same period in 2011.  The decrease in financing, interest costs and derivative expenses of $(242,007), or 43% over the previous second quarter, was due to decreased interest rates on notes payable and long-term debt to finance the Company’s acquisitions and the note payable-revolver, as well as due to the gain from derivatives associated with the prior issuance of certain warrants.

Financing and interest costs and derivative expenses for the six months ending June 30, 2012 totaled $840,033 compared to $819,114 during the same period in 2011.  The increase in financing and interest costs of $20,919, or 3% over the previous six month period, was due to increased interest on notes payable and long-term debt to finance the Company’s acquisitions and the note payable-revolver, amortization of debt discount as well as the derivative expense associated with the prior issuance of certain warrants.

NET LOSS

The Company reported a net loss of $831,790 for the second quarter ending June 30, 2012 compared to net loss of $316,247 for the same period in 2011.  The increase of $525,543, or 163% over the previous second quarter, was due to lower revenues, a decrease in gross profit margin and increase in selling, general and administrative expenses, in the current period as compared to the prior period.

The Company reported a net loss of $1,689,218 for the six months ending June 30, 2012 compared to net loss of $483,854 for the same period in 2011.  The increase of $1,205,364, or 249% over the previous six month period due to lower revenues, a decrease in gross profit margin, an increase in selling, general and administrative expenses and an increase in amortization and interest costs, in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarters ending June 30, 2012 and June 30, 2011 is calculated as follows:

	June 30, 2012	June 30, 2011
Net Loss (GAAP Basis)	$(831,790)	$(316,247)
Interest and derivative expense	314,567	556,574

Amortization expense	1,011,559	1,096,198

Income Taxes	-	-
EBITDA	$494,336	$1,336,525

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ending June 30, 2012 and June 30, 2011 is calculated as follows:

	June 30, 2012	June 30, 2011
Net Loss (GAAP Basis)	$(1,689,218)	$(483,854)
Interest and derivative expense	840,033	819,114

Amortization expense	2,023,125	1,755,711

Income Taxes	-	-
EBITDA	$1,173,940	$2,090,971

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the six months ending June 30, 2012 decreased by $917,031 or 44% over the previous six-month period decreased as a result of increased first year integration and administrative expenses incurred in the acquisition of a new business entity on March 1, 2011.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the six months ending June 30, 2012 decreased by $917,035 or 44% over the previous six-month period decreased as a result of increased first year integration and administrative expenses incurred in the acquisition of a new business entity on March 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had an accumulated deficit of $5,247,503 as compared to $3,558,285 at December 31, 2011.  As of June 30, 2012, we had a working capital deficit of $1,020,527 as compared to $1,158,369 at December 31, 2011.

We have no material commitments for capital expenditures.

Net cash provided by operations for the six months ending June 30, 2012 was $429,531 as compared to net cash provided by operations of $144,434 primarily relating to an increase in other assets and higher operating loss.

Net cash used in financing activities for the six months ending June 30, 2012 was $1,387,604.  Net cash provided by financing activities during the six months ending June 30, 2011 was $24,572.   The increase in cash used in financing activities in 2012 compared to 2011 was due primarily to increased collections and receipt of convertible debt proceeds in late 2011 that were utilized to pay down other debt, offset in part by an increase in proceeds from the sale of stock in 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending June 30, 2012.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not effective as of June 30, 2012, based on their evaluation of these controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities in the second quarter of 2012.

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
101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 (unauditied) and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three months ending June 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending June 30, 2012 and 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

August 12, 2012	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director