Form 10-Q
period 2012-09-30
Quadrant 4 Systems Corp
filed 2012-11-13
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

(847) 871-9450
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 9, 2012 was 51,740,448.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEMS CORPORATION
Consolidated Balance Sheet For the period ending September 30, 2012

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$9,749	$1,079,248
Accounts Receivables (net of allowance for doubtful accounts of $ 568,287 and $498,535 for September 30, 2012 and December 31, 2011 respectively)	4,875,399	5,296,113
Other current assets	460,825	415,099
Total current assets	5,345,973	6,790,460

Property and equipment - net	3,750	4,500
Other assets	2,110,745	1,039,632
Intangible assets, net	13,560,580	16,595,261
TOTAL ASSETS	$21,021,048	$24,429,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,983,232	$3,499,512
Note payable - Revolver	3,205,553	4,309,317
Current maturities - long term debts, less debt discount	633,336	-
Notes payable - other	-	140,000
Total current liabilities	7,822,121	7,948,829
Long term debt less current maturities	7,863,071	8,474,494
Derivative liability	266,661	333,329
Total liabilities	15,951,853	16,756,652

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: issued and outstanding: none	-	-
Common stock - $0.001 par value; authorized: 5,000,000,000 shares: issued and outstanding 51,740,448 and 51,740,448 at September 30, 2012 and December 31, 2011, respectively	51,740	51,740
Additional paid-in capital	11,179,746	11,179,746
Accumulated Deficit	(6,162,291)	(3,558,285)
Total stockholders' equity	5,069,195	7,673,201
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,021,048	$24,429,853

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
Consolidated Statements of Operations

	Three months ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$6,532,571	$7,834,869	$19,917,130	$21,837,195
Cost of revenue	5,051,425	6,088,508	15,737,113	17,023,329
Gross Margin	1,481,146	1,746,361	4,180,017	4,813,866

General and administrative expenses	(992,609)	(465,753)	(2,517,544)	(1,436,039)
Amortization expense	(1,011,560)	(1,122,627)	(3,034,681)	(2,878,338)
Interest expense	(458,427)	(368,810)	(1,298,466)	(1,194,174)
Derivative gain	66,662	-	66,668	-
Net loss before Income taxes	(914,788)	(210,829)	(2,604,006)	(694,685)
Income taxes	-	-	-	-
Net loss	$(914,788)	$(210,829)	$(2,604,006)	$(694,685)

Net loss per common share- basic and diluted	$(0.02)	$(0.00)	$(0.05)	$(0.01)

Weighted average common shares - basic and diluted	51,740,448	49,250,492	51,740,448	47,779,186

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
Consolidated Statement of Cash Flows for the period ending September 30, 2012

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,604,006)	$(694,685)

Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative gain	(66,668)	-
Amortization and depreciation	3,035,431	2,878,338
Doubtful accounts	218,900	186,001
Changes in assets and liabilities
Accounts receivable	201,814	(2,165,847)
Other current assets	(45,726)	(216,326)
Other assets	(1,071,113)	(67,526)
Accounts payable and accrued expenses	483,720	1,141,117

Net cash provided by operating activities	152,352	1,061,072

Cash flows from investing activities:
Purchase of fixed assets	-	(5,000)

Net cash used in investing activities	-	(5,000)

Cash flows from financing activities:

Proceeds from sales of common stock	-	708,750
Proceeds from notes payable - other	350,000	456,592
(Decrease) increase in note payable - factor	(1,103,764)	2,708,648
(Decrease) increase in due to seller	-	(390,000)
Payments of long-term debt	(328,087)	(110,389)
Payments of notes payable	(140,000)	(4,402,529)

Net cash used in financing activities	(1,221,851)	(1,028,928)

Net (decrease) increase in cash	(1,069,499)	27,144

Cash - Beginning of period	1,079,248	60,061

Cash - End of period	$9,749	$87,205

Supplemental disclosure of noncash information
Cash paid for:
Interest	$1,079,089	$989,906
Income taxes	$-	$-

Noncash transactions
Acquisition of assets (net of liabilities assumed $10,100,000 and issuance of common stock of $4,000,000) in 2011	$-	$-

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 –ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (the “Company”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc.   On March 31, 2011, the Company changed its name to Quadrant 4 Systems Corporation to better reflect its current business model. During 2010, the Company acquired three separate assets relating to IT consulting and effective March 1, 2011, the Company acquired assets relating to IT solutions, held in a wholly-owned subsidiary now known as Quadrant 4 Solutions, Inc.  On July 1, 2011, the Company merged three wholly-owned subsidiaries holding its IT consulting assets into a single wholly-owned subsidiary which was then renamed Quadrant 4 Consulting, Inc.  The Company operates two wholly-owned subsidiaries, Quadrant 4 Consulting, Inc. and Quadrant 4 Solutions, Inc.

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

For the quarters ending September 30, 2012 and 2011, there were 10,983,614 and 8,050,281, respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2012	December 31, 2011
Customer list – Consulting	$7,131,196	$7,131,196
Customer list – Solutions	8,500,000	8,500,000
Technology software – Solutions	3,500,000	3,500,000
Framework technology software – Solutions	2,100,000	2,100,000
	21,231,196	21,231,196

Accumulated amortization	(7,670,616)	(4,635,935)

	$13,560,580	$16,595,261

For the nine months ending September 30, 2012, the change in intangible assets was as follows:

Beginning of the Year	$16,595,261
Additions	-
Amortization	(3,034,681)

End of the quarter	$13,560,580

For the quarters ending September 30, 2012 and 2011, amortization expense was $1,011,560 and $1,122,627, respectively.

NOTE 5 – NOTE PAYABLE - REVOLVER

As amended in February 2011, the Company entered into an agreement with a financing company providing a revolving line of credit. Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the financing company in return for a maximum line of credit of $6,500,000. The agreement is automatically renewable on the anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $65,000, a service fee of 0.825% per month, and interest at prime (at minimum of 5%) plus 2% per annum.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a) (b)	$1,160,825	$1,582,017
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	500,000	500,000
Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	5,850,807	5,925,807
Note Payable on equitable monthly installment starting from January 2013 till December 2014 plus interest at 15% per annum	351,439	-
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum (c)	800,000	800,000
Less discount	(166,664)	(333,329)
Total debts	8,496,407	8,474,495
Less: Current maturities	(633,336)	-
Total long-term debt	$7,863,071	$8,474,495

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

The debt discount was calculated at issuance and is being amortized to interest expense over the term of the note.

NOTE 7 - DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

	September 30, 2012	December 31, 2011
Warrants	$266,661	$333,329
Conversion feature	-	-

Derivative liability	$266,661	$333,329

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at September 30, 2012:

Risk free interest rate	.83%
Expected volatility	412%
Expected life (in years)	4.25
Expected dividend yield	0

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

As of September 30, 2012, the Company has reserved the following shares of common stock:

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

NOTE 10 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company has no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $ 970,000 and $1,161,935 for the three months ending September 30, 2012 and September 30, 2011, respectively and $ 2,580,000 and $ 2,495,010 for the nine months ending September 30, 2012 and September 30, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending September 30, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company completed certain significant acquisitions in the previous two years following the reorganization of its business model, which are reflected in the accompanying financial statements.  The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets and opportunities presented therein.  Therefore, the significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.  The comparison to the previous year’s third quarter is subject to this explanation.

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

The financial statements being reported in this Quarterly Report are based on assets acquired within the past two years.  The Company has a limited operating history with these assets, their management and the implementation of controls.  There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results disclosed for the recently-ending third quarter.  The risks associated with recently-acquired assets are also discussed as a risk in the Company’s annual report under Form 10-K.

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

Many US corporations have deferred upgrading and implementing IT infrastructure projects during the most-recent economic downturn.  As a result, Quadrant 4 Systems believes that there is a pent-up demand for IT services that include consulting and implementation to help these clients remain efficient and competitive during the recovery time.  The Company believes the best way to accomplish its strategic goals will be to initially seek to establish an IT services platform by acquiring a set of profitable assets with history, track record and satisfied client base. After building the initial platform to launch the new business plan, the Company believes that it will be able to rapidly grow in targeted sectors by attracting additional assets to the Company with subsequent acquisitions. The Company intends to exploit current market conditions where many small and medium size IT services companies (with revenues in the range of $5mm to $50mm), both public and privately held, with “marquee” client relationships would fit with the Company’s strategic consolidation initiative. During the past year, the Company has identified and begun negotiations with several targets that qualify for Quadrant 4 Systems’ criteria for acquisition and business combination.

Following acquisition of the projected assets and their integration, the Company intends to focus on organic growth both in adding additional revenues from existing clients and also adding new clients.

Core Business

Ultimately, the Company believes that it will focus its efforts as a provider of IT services and technology platforms.  The Company intends to provide IT consulting services; managed services; software product architecture; software development, maintenance and outsourcing and industry-specific software solutions primarily to enterprises engaged in the Financial Services, Retail and Healthcare sectors.

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending September 30,
	2012	2011	Increase/ (Decrease)	Percent
Revenue	$6,532,571	$7,834,869	$(1,302,298)	-17%
Cost of Revenue	(5,051,425)	(6,088,508)	(1,037,083)	-17%
Gross Margin	1,481,146	1,746,361	(265,215)	-15%
General and administrative expenses	(992,609)	(465,753)	526,856	113%
Amortization of intangible assets	(1,011,560)	(1,122,627)	(111,067)	-10%
Interest and derivative expense	(391,765)	(368,810)	22,955	6%

Net loss	$(914,788)	$(210,829)	$703,959	334%

	Nine months ending September 30,
	2012	2011	Increase/ (Decrease)	Percent
Revenue	$19,917,130	$21,837,195	$(1,920,065)	-9%
Cost of Revenue	(15,737,113)	(17,023,329)	(1,286,216)	-8%
Gross Margin	4,180,017	4,813,866	(633,849)	-13%
General and administrative expenses	(2,517,544)	(1,436,039)	1,081,505	75%
Amortization of intangible assets	(3,034,681)	(2,878,338)	156,343	5%
Interest and derivative expense	(1,231,798)	(1,194,174)	37,624	3%

Net loss	$(2,604,006)	$(694,685)	$1,909,321	275%

Comparison of Three Months and Nine months Ending September 30, 2012 and 2011

REVENUES

Revenues for the third quarter ending September 30, 2012 totaled $6,532,571 compared to $7,834,869 of revenue during the same period in 2011.  The decrease in revenues of $1,302,298, or 17% over the previous third quarter, was primarily due to several client projects starting later in the quarter.  Also in order to mitigate risks and exposure, company began reducing resource allocation and projects on a large customer account and moving the resources to new clients. The resource redeployment strategy coupled with later implementation of customer projects has led to the temporary reduction of revenue for the third quarter.

Revenues were comprised of service-related sales of software programming, consulting and development services.

Revenues for the nine months ending September 30, 2012 totaled $19,917,130 compared to $21,837,195  during the same period in 2011.  The decrease in revenues of $1,920,065, or 9% over the previous nine month period in 2011, was primarily due to several client projects starting later in the  quarter.  Also in order to mitigate risks and exposure, the Company began reducing resource allocation and projects on a large customer account and moving the resources to new clients. The resource redeployment strategy coupled with later implementation of customer projects has led to the temporary reduction of revenue for the third quarter.  The decrease in revenues for the first nine months of 2012 was the result of a focus of sales with longer selling cycles and several client projects starting later in the third quarter but was partially offset by stronger than anticipated revenues in the first quarter of 2012.

Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

Cost of revenue for the third quarter ending September 30, 2012 totaled $5,051,425 compared to $6,088,508 during the same period in 2011.  The decrease in cost of revenue of $1,037,083, or 17% over the previous third quarter, was due primarily to the reduction in revenues in the third quarter of 2012. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the nine months ending September 30, 2012 totaled $15,737,113 compared to $17,023,329 during the same period in 2011.  The decrease in cost of revenue of $1,286,216, or 8% over the previous nine months, was due primarily to the reduction of revenues in the third quarter of 2012 offset by higher than projected revenues in the first quarter of 2012.  Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The decrease in gross margin of $265,215, or 15% over the previous third quarter, resulted primarily from decreased revenues, the gross margin percentage increased from approximately 22% in the third quarter of 2011 to 23% in the third quarter of 2012.  This increase was due to decreased costs of new customer projects.

The decrease in gross margin of $633,849, or 13% over the previous nine month period, resulted primarily from decreased revenues, the gross margin percentage remained approximately 21% (decreasing from 22% to 21% over the previous nine month period).  The decrease was due to higher new customer project costs in the third quarter offset partially by lower cost of revenues in the first quarter.

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the third quarter ending September 30, 2012 totaled $992,609 compared to $465,753 during the same period in 2011.  The increase in selling, general & administrative expenses of $526,856 or 113% over the previous third quarter was due to increased costs of integrating the acquisitions and building new vertical sales force during the third quarter of 2012.

Selling, general & administrative expenses for the nine months ending September 30, 2012 totaled $ 2,517,544 compared to $1,436,039 during the same period in 2011.  The increase in selling, general & administrative expenses of $1,081,505, or 75% over the previous third quarter, was due to  increased costs associated with integration and building new sales force.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the third quarter ending September 30, 2012 totaled $1,011,560 compared to $1,122,627 during the same period in 2011.   The decrease in amortization expense of $111,067 was materially insignificant since full amortization of the March 1, 2011 acquisition occurred during the third quarter of 2011.  Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization expense for the nine months ending September 30, 2012 totaled $3,034,681 compared to $2,878,338 during the same period in 2011.   The increase in amortization expense of $156,343 was due to the additional amortization expense from intangible assets (customer lists and software technology and frameworks) acquired in connection with the acquisition of Quadrant 4 Solutions, Inc., the business entity acquired by the Company in 2011.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST AND DERIVATIVE EXPENSE

Financing and interest costs and derivative expenses for the third quarter ending September 30, 2012 totaled $391,765 compared to $368,810 during the same period in 2011.  The increase in financing, interest costs and derivative expenses of $22,955, or 6% over the previous third quarter was due to additional interest costs.

Financing and interest costs and derivative expenses for the nine months ending September 30, 2012 totaled $1,231,798 compared to $1,194,174 during the same period in 2011.  The increase in financing and interest costs of $37,624, or 3% over the previous nine month period, was due to increased interest on notes payable and long-term debt to finance the Company’s acquisitions and the note payable-revolver and  amortization of debt discount.

NET LOSS

The Company reported a net loss of $914,788 for the third quarter ending September 30, 2012 compared to $210,829 for the same period in 2011.  The increase of $703,959, or 334% over the previous third quarter, was due to lower revenues, a decrease in gross profit margin and increase in selling, general and administrative expenses, in the current period as compared to the prior period.

The Company reported a net loss of $2,604,006 for the nine months ending September 30, 2012 compared to $694,685 for the same period in 2011.  The increase of $1,909,321 or 275% over the previous nine month period due to lower revenues, a decrease in gross profit margin, an increase in selling, general and administrative expenses and an increase in amortization and interest costs, in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarters ending September 30, 2012 and September 30, 2011 is calculated as follows:

	September 30, 2012	September 30, 2011
Net Loss (GAAP Basis)	$(914,788)	$(210,829)
Interest expense	391,765	368,810

Amortization expense	1,011,560	1,122,627

Income Taxes	-	-
EBITDA	$488,537	$1,280,608

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months ending September 30, 2012 and September 30, 2011 is calculated as follows:

	September 30, 2012	September 30, 2011
Net Loss (GAAP Basis)	$(2,604,006)	$(694,685)
Interest expense	1,298,466	1,194,174

Amortization expense	3,034,681	2,878,338

Income Taxes	-	-
EBITDA	$1,729,141	$3,377,827

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the third quarter ending September 30, 2012 decreased by $725,409 or 57% over the previous third quarter as a result of increased first year integration and administrative expenses incurred in the acquisition of a new business entity on March 1, 2011.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the nine months ending September 30, 2012 decreased by $1,648,686 or 49% over the previous nine month period decreased as a result of increased first year integration and administrative expenses incurred in the acquisition of a new business entity on March 1, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had an accumulated deficit of $6,162,291 as compared to $3,558,285 at December 31, 2011.  As of September 30, 2012, we had a working capital deficit of $2,476,148 as compared to $1,158,369 at December 31, 2011.

We have no material commitments for capital expenditures.

Net cash provided by operations for the nine months ending September 30, 2012 was $152,352 as compared to $1,061,072 for the nine months ending September 30, 2011. The decrease in cash used in operating activities in 2012 compared to w011 was primarily due to decrease in revenue and cost of revenue during nine months period ending September 30, 2012.

Net cash used in financing activities for the nine months ending September 30, 2012 was $1,221,851 as compared to  $1,028,928 for the nine months ending September 30, 2011.   The increase in cash used in financing activities in 2012 compared to 2011 was due primarily to increased collections and receipt of convertible debt proceeds in late 2011 that were utilized to pay down other debt, offset in part by an increase in proceeds from the sale of stock in 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending September 30, 2012.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not effective as of September 30, 2012, based on their evaluation of these controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting.  There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities in the third quarter of 2012.

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
101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 (unauditied) and December 31, 2011; (ii) Consolidated Statements of Income (Unaudited) for the three months ending September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending September 30, 2012 and 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

November 9, 2012	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer, President, and Director