Form 10-K
period 2012-12-31
Quadrant 4 Systems Corp
filed 2013-03-29
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2012 based on the closing price on that date of $0.25 on the Over the Counter Bulletin Board was $11,347,612.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 29, 2013 was 59,984,659

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

PART I

ITEM 1.                      BUSINESS

Overview

We are a leading provider of information technology (IT) products and services, targeted to helping the world’s leading companies build stronger businesses by leveraging benefits of Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our clients engage us to help them build more efficient operations; provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our revenue is primarily generated from sale and licensing of proprietary technology and Software as a Service (SaaS) Platforms as well as from a wide range of IT services. Our core competencies include: Business, Process, Operations and IT Consulting, Application Development and Systems Integration, Enterprise Information Management, Application Migration, Testing and Maintenance, IT Infrastructure Services, or IT IS, and Business and Knowledge Process Outsourcing, or BPO and KPO. We blend these services with our technology platforms to offer client specific and industry specific solutions. Our technology platforms and consulting services are tailored for Healthcare, Retail, Financial Services, Logistics and Manufacturing industry segments. We deliver the solutions utilizing a seamless global delivery organization of over 800 people located in North America and in India.

Corporate History

Quadrant 4 Systems Corporation (sometimes referred to herein as “Q4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011.

Q4 currently offers software products, platforms, consulting services and solutions involving proprietary technologies in Social Media, Mobility, Analytics and Cloud (SMAC) applications to small, medium and large enterprise customers. The Company’s revenue model consists of a healthy mix of long term recurring revenue based on its platforms and proprietary technology as well as consulting and project based services.

Principal Business

The Company is engaged in the information technology (“IT”) sector as a provider of Software as a Service (SaaS) based technology products to enterprise customers in addition to custom software development, life cycle maintenance, outsourcing and consulting services.  Information Technology related products and services are now the primary focus of the Company’s business model. Since its first acquisition of IT related assets, the company has continued to acquire and integrate additional assets to improve its products and services offering while gaining significant market access.

The Company has completed the following acquisitions consistent with its business model:

▪	The Company acquired three specific assets during 2010 to form Quadrant 4 Consulting, Inc.

▪	The Company acquired certain assets in 2011 to form Quadrant 4 Solutions, Inc.

▪
The Company acquired technology assets and client contracts from empowHR effective July 1, 2012. These assets along with the company’s other Healthcare related technologies are integrated into a new platform servicing Healthcare Information Exchange (HIX) and Health Benefit Administration market segments.

▪	The Company acquired two specific assets in 2013 to form Quadrant 4 Mobility, Inc. to launch its SMAC business

▪	The Company also acquired a specific asset in 2013 to form Quadrant 4 Cloud, Inc. to complement the SMAC business plan

Industry Background

Today, many companies are dealing with their IT infrastructure which has been in many ways in need of modernization as their businesses face intense competitive pressure and rapidly changing market dynamics, driven by such factors as changes in the economy, new set of government regulations, changing business models and competition and globalization - both in their markets as well as supply-chains. At the same time, companies must evaluate the effect of emerging technologies such as social networks, mobile devices, advanced analytics and cloud computing, or SMAC, on their business operations and how they can not only respond to these technological changes but also in many ways embrace these technologies to improves their businesses and expand their markets. These technologies represent a new IT technology stack that will profoundly change the way companies relate to their customers, engage with employees, and bring innovative products and services to market. In response to these challenges, many companies are focused on improving efficiencies, enhancing effectiveness and driving innovation through technology to favorably impact both the bottom-line and the top-line. Companies need to build agility into both the cost and revenue sides of their models. In this context, they increasingly view the global sourcing model as a key to their efforts to operate more cost-effectively and productively. Separately, to confront secular industry shifts, changing demographics and new technologies, companies are looking to innovate and build new and different capabilities with emerging technologies to ensure their business models stay relevant.

Companies increasingly seek to meet the dual mandate of more efficient and effective operations, including cost reduction, along with technology-based innovation and business transformation in a comprehensive, integrated manner. Achieving these objectives presents major challenges and requires companies to have highly skilled professionals trained in many diverse and new technologies and specialized industries. Increasingly, companies are relying on service providers, like us, operating with global delivery models, to help them meet these ever-changing objectives.

SMAC technology based solutions when offered and deployed as SaaS based model has given businesses a real opportunity to develop innovative solutions that ultimately leads to leveraging public IT infrastructure, lowering cost of ownership and deploy innovative applications that not only improves enterprise decision making capabilities but also allows them to roll out new business models with unprecedented business models and ability to reach customers.

Global demand for high quality, lower cost technology services from outside providers is continuing to create significant opportunity for IT service providers that can successfully leverage the benefits of and address the challenges in using a global talent pool. The effective use of personnel from across the globe can offer a variety of benefits, including lower costs, faster delivery of new IT solutions and innovations in industry-specific solutions, processes and technologies. Certain countries, particularly India, the Philippines, Singapore and China, have large talent pools of highly qualified technical professionals who can provide high quality IT and business and knowledge process outsourcing services at a lower cost. Historically, IT service providers have used offshore labor pools primarily to supplement the internal staffing needs of customers. However, evolving customer demands have led to the increasing acceptance and use of offshore resources for higher value-added services. These services include application design, development, testing and systems integration, technology consulting and infrastructure management.

Key Elements of Q4 Approach

Our solutions are built on a global network of delivery centers, deep domain expertise and a robust portfolio of services.

Portfolio of Service: We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our key service areas, Consulting and Technology Services and Outsourcing Services, are delivered to our clients across various markets in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. In recent years, in addition to our traditional offerings, we have begun to provide services that enable clients to harness emerging SMAC technologies. Our current service areas include:

▪	Consulting and Technology Services

•	Business, Process, Operations and IT Consulting

•	Application Development and Systems Integration

•	Application Testing

▪	Outsourcing Services

•	Application Maintenance

•	IT Infrastructure Services

•	Business and Knowledge Process Outsourcing

Proprietary Technology Platforms:

▪	QHIX

▪	QBIX

▪	QLIX

Global Delivery Model: Our geographic reach extends across the globe, with delivery centers located in USA and India. We have a three-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, local or in-country delivery centers in NJ, IL and CA, and global delivery centers located in Chennai and Hyderabad, India. We are continuously seeking to expanding global delivery capacity from these centers and open new centers to respond to client needs in a most effective and economical way. Our delivery model and organization is mature with highest level of quality certifications including ISO 90027 and CMM level 5. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces.

Domain Expertise: Our business is organized and managed primarily around our four industry-oriented business segments:

▪	Financial Services;

▪	Healthcare;

▪	Manufacturing, Retail and Logistics; and

▪	Other, which includes Communications, Information, Media and Entertainment, and High Technology

This industry focus has been central to our revenue growth and high client satisfaction. As the IT services industry continues to mature, clients are looking for service providers who understand their businesses, industry initiatives, customers, markets and cultures, and can create solutions tailored to meet their individual business needs. To strengthen our industry practices, we hire professionals who are deeply experienced in the industries we serve, thus establishing a broad base of business analysts and consultants. We continually invest in industry training for our staff and build out industry-specific services and solutions. This approach is central to our high levels of on-time delivery and client satisfaction, as we understand the full context of our clients’ challenges and have deep experience in addressing them.

Industries Solutions

We offer technology solutions to the following industries:

Financial Services	Healthcare	Manufacturing/Retail/Logistics	Other
Banking Insurance	Healthcare Life Sciences	Manufacturing and Logistics Retail, Travel and Hospitality Consumer Goods	Communications Information, Media and Entertainment High Technology

Financial Services

Our Financial Services related offerings serve leading financial institutions throughout the world. Our clients include banks, investment firms and insurance companies. This business segment provides services to our customers operating in the following industries:

Banking: We focus on serving traditional retail and commercial banks, diversified financial enterprises, broker-dealers, asset management firms, depositories, clearing organizations and exchanges. Our clients engage us to help make their operations as effective, productive and cost-efficient as possible, and to support new capabilities. We assist these clients in such areas as: Retail Banking, Wholesale Banking, Consumer Lending, Cards and Payments, Risk Management, Investment Banking and Brokerage, Asset and Wealth Management, and Securities Services.

The demand for our services in the banking sector is being driven by several significant changes in the industry. In response to the global economic crisis, central banks and government bodies have adopted policies designed to maintain low interest rates, raise capital requirements, impose new regulations, and institute risk-mitigation measures, such as restricting proprietary trading. Such actions have the effect of curtailing some revenue sources and increasing compliance costs for most financial institutions. In addition, financial institutions must consider adopting new technologies, such as SMAC, which will impact the way they interface with customers and employees, and how they manage their operations. We help our customers adapt to these changes by providing technology-based industry-specific solutions. In addition to Application Development and Maintenance, the services increasingly in demand in this sector include EIM, Testing, Customer Relationship Management, or CRM, Enterprise Resource Planning, or ERP, BPO, IT IS, and Business and Technology Consulting.

•	Readiness to embrace virtualization capabilities, including greater infrastructure outsourcing and cloud solutions, with a focus on identifying and managing risk and cost; and

•	Ongoing regulatory shifts, which require enhanced risk management and compliance frameworks, as well as greater organizational resilience.

Insurance: We serve the needs of global property and casualty insurers, life insurers, reinsurance firms and insurance brokers who turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. We focus on such aspects of our clients’ operations as: Business Acquisition, Policy Administration, Claims Processing, Management Reporting, Regulatory Compliance and Reinsurance.

Among the factors driving the need for our services in the insurance industry is a desire to improve the sales and marketing process, both by deepening direct retail customer relationships and strengthening interactions with networks of independent and captive insurance agents, often through the use of social and mobile technologies. Insurers also seek to enhance their profitability by differentiating their products and services, resulting in a need for specialized underwriting models and systems. Additionally, many insurers seek to improve business effectiveness by reducing expense ratios and exiting non-core lines of business and operations. Our services which are most in demand in this sector include: Application Development and Integration, Consulting, BPO/KPO, IT IS, EIM, and SMAC services.

Healthcare

Our Healthcare solutions are aimed towards needs of many leading healthcare and life sciences companies. Our offerings to this industry include:

Healthcare: We work with many leading global healthcare organizations, including healthcare payers, providers and pharmacy benefit managers. The healthcare industry today faces the dual challenge of improving the quality of care while lowering the cost of care and making healthcare affordable to a larger population. A key factor driving this transformation has been the Affordable Care Act.

Our Healthcare Practice focuses on providing a broad range of services and solutions to the industry to address regulatory requirements and emerging industry trends such as: Regulatory Compliance, Integrated Health Management (including establishing health information exchanges), EIM, Claims Investigative Services (aimed at preventing fraud and abuse and strengthening administrative processes), and Operational Improvement (in areas such as claims processing, enrollment, membership and billing). We also partner with our clients to enable their systems and processes to deal with the retail orientation of health care, such as the support of individual mandates and the adoption of mobile and analytics solutions to improve access to health information and decision making by end consumers.

Manufacturing/Retail/Logistics

Our Manufacturing, Retail and Logistics related activities  provide business consulting and technology services for global leaders in a range of sub-sectors, including industrial, automotive, process logistics and retailing as follows:

Manufacturing and Logistics: Clients in this sector include manufacturers of automobiles and industrial products, and processors of natural resources, chemicals and raw materials. In logistics, our clients include rail, truck, marine and other transportation and distribution companies. Our clients seek our help in implementing business-relevant changes that will make them more productive, competitive and cost-effective. To that end, we help organizations improve operational efficiencies, enhance responsiveness, and collaborate with trading partners to better serve their markets and end customers. We leverage a comprehensive understanding of the business and technology drivers of the industry. Some of our Manufacturing and Logistics solutions for Industrial and Automotive clients include: Warranty Management, Dealer System Integration, Supply Chain Management, Sales and Operations Planning, and Mobility. For transportation and logistics clients, our service areas include Warehouse and Yard Management, Transportation Asset Management, Transportation Network Design, Global Trade Management and Analytics.

Industry trends that influence the demand for our services in this sector include the increasing globalization of sourcing and the desire of clients to further penetrate emerging markets, leading to longer and more complex supply chains. In the power generation sector, industry trends include the continued drive toward energy conservation, including “smart meter” installations, the need for better grid reliability and security, regulatory changes and the need to relieve cost pressures through better asset performance and web-based customer care systems. Clients also wish to optimize their supply chains to better manage inventory, support growing eCommerce operations and improve customer-supplier collaboration. They seek to apply intelligent systems to manufacturing and logistics operations, enable mobile platforms to support field sales and use data analytics to make better informed decisions. These trends are driving demand for offerings such as Enterprise Application Services, or EAS, EIM, Consulting and SMAC technologies.

Services in high demand in the retail sector include Consulting, eCommerce, EAS, Systems Integration, Testing, BPO/KPO and EIM. We also serve the entire travel and hospitality industry including airlines, hotels and restaurants, as well as online and retail travel, global distribution systems and intermediaries and real estate companies, providing solutions such as CRM, EIM and BPO/KPO.

Other

The Other industries we service include the Communications, Information, Media and Entertainment, and High Technology..

We provide services in critical areas such as the Digital Content Supply Chain and Media Asset Management. Some of our other services include: Business Solutions (such as Advertising Management, Online Media, and e-Business); Digital Distribution, Workflow Automation; Intellectual Property Management, Anti-Piracy Initiatives, Transition to new network technologies; designing, developing, testing and introducing new products and transforming Business Support Systems (BSSs) and Operations Support Systems (OSSs); transitioning to agile development methodologies; and enabling applications for cloud deployment. Customer Solutions, Mobility, IT IS, Testing, ERP Implementation, EIM, and Cloud services.

The technology sector revenues are largely driven by product development services. These services include Analytical, Engineering, Testing, Go to Market strategies, and Content Management services, CRM, Product Technical Support, Supply Chain Management and the application of SMAC technologies to the customer experience, as well as Application Development, Systems Integration and Application Maintenance.

Our Technology platforms, Solutions and Services

Across each of our business segments, we provide a broad and expanding range of consulting, information technology and outsourcing services, including:

Technology Platforms

▪	QHIX

▪	QBIX

▪	QLIX

Consulting and Technology Services

IT Strategy and Business Consulting:

Our global consulting team, helps clients re-imagine and transform their businesses to gain competitive advantage. With these new operating models, the value chain is being disaggregated to drive speed to market and agility.

Consulting practice is built upon mature methodology, deep domain expertise, a set of proprietary technology modules and thought industry leadership. Our consulting team works with clients in defining and implementing strategies and projects to improve business performance and operational productivity in order to exceed business goals. Key areas of our engagements include Strategy Consulting, Business and Operations Consulting, IT Strategy & Change Management, and Program Management Consulting. Key factors driving the demand for  services are the following:

▪	The need to run the business better while increasing operational flexibility and reducing time to market;

▪	Optimizing big data and predictive analytics to gain competitive insight;

▪	Large business transformations, impacting business and IT operating models;

▪	Increased demands to collaborate and compete in the market for customers, capabilities and talent;

▪	Desire to remove roadblocks in the Business/IT relationship – to increase the return on technology investments, both directly and through positioning IT as a source of digital business innovation;

▪	In this environment, the services currently provided by our consulting team include:

▪	IT strategy consulting to define new IT target operating models, new delivery models and to optimize IT to business alignment, sourcing strategies and IT costs;

▪	Program management consulting, including post-acquisition integration, business and IT integration, business transformation, and large scale business transformation;

▪	Operations improvement consulting for business process management, operations strategy, global sourcing and supply chain management, and change management;

▪	Strategy consulting with respect to re-imagining new business and operating models, market growth, mergers and acquisitions, product innovation and sustainability initiatives; and

▪	Business consulting related to finance, risk advisory, human resources, marketing and analytics functions

Q4 is expanding new services and capabilities in areas such as BPO, Supply Chain Management, Enterprise Analytics, EAS, and consulting related to the management of core assets and intellectual property, or IP.

Application Development and Systems Integration: We offer a full range of Application Design, Application Development and Systems Integration services, which enable customers to focus on and invest in their core business activities and in growth-producing innovation, while ensuring that their IT functions operate in the most efficient, responsive and cost-effective manner. We have particular depth of skills in implementing large, complex, business-critical IT development and integration programs. Demand for our Application Development and Systems Integration services is being driven by the growing need of customers to access outside capabilities to respond to the impact of changes in markets, regulation, competition and SMAC technologies on their businesses.
As part of our Application Development services, we define customer requirements, write specifications and design, develop, test and integrate software across multiple platforms including Internet technologies. We modify and test applications to enable systems to function in new operating environments. In addition, these services include ERP and CRM implementation services. We follow one of two alternative approaches to application development and systems integration:

▪	full life-cycle application development, in which we assume start-to-finish responsibility for analysis, design, implementation, testing and integration of systems; or

▪	cooperative development, in which our employees work with a customer’s in-house IT personnel to jointly analyze, design, implement, test and integrate new systems.

In both of these approaches, our on-site team members work closely and collaboratively with our clients. Detailed design, implementation and testing are generally performed at dedicated near-shore and offshore development and delivery centers. In addition, we maintain an on-site presence at each customer location in order to address evolving client needs and resulting changes to the project.

A key part of our application development and systems integration offering is a suite of services to help organizations build and integrate business applications with the rest of their operations. Using this suite of services, we leverage our skills in business application development and enterprise application integration to build sophisticated business applications and to integrate these new applications and websites with client server and legacy systems. We build and deploy robust, scalable and extensible architectures for use in a wide range of industries. We maintain competency centers specializing in various areas such as: Microsoft solutions; IBM, SAP, Oracle and Java applications; and Cloud Computing and Mobile solutions. These competency centers enable us to provide application development and integration services to a broad spectrum of clients.

Our re-engineering service offerings assist customers migrating from systems based on legacy computing environments to newer standards-based distribution architectures, often in response to the more stringent demands of business. Our re-engineering tools automate many of the processes required to implement advanced technology platforms. We believe that this automation substantially reduces the time and cost to perform re-engineering services. These tools also enable us to perform source code analysis and to re-design target databases and convert certain programming languages. If necessary, our programmers also help clients re-design and convert user interfaces.

Enterprise Information Management: Our EIM practice focuses on helping clients harness the vast amounts of data available on their operations, customers and markets, and to convert that data into information and insights that are valuable to their businesses and can be used to drive management decisions. We help clients identify the types of data available both within their organizations and from outside sources, including social media, and to bring that data together in a meaningful “data to foresight” continuum. Among the trends driving this business are: the desire of companies to better understand consumer demands and market opportunities in order to create new products and services, the explosion of differently structured types of data from newly crafted business processes, the need to manage reporting requirements in regulated industries such as healthcare and financial services, and the pressures to manage operations more efficiently and cost-effectively through the use of analytical tools. Among the services we provide in the EIM area are the following:

▪	Strategic, advisory and management consulting services across Information Management, Business Intelligence & Analytics;

▪
Enterprise Data Management, including the creation of data warehouses, data marts, operational stores, enterprise master data management platforms, enterprise metadata platforms as well as enterprise data governance;

▪	Descriptive Analytics/ Business Intelligence that involves the strategy, design, build and management of information assets that drive day to day decision making;

▪	Strategic Corporate Performance Management, enabling clients to create executive dashboards or scorecards to better manage operations;

▪	Packaged Analytics designed to provide solutions to specific business problems leveraging technologies such as Mobile and Cloud; and

▪	Big Data to assist clients in managing and deriving actionable insights from the explosion in the volume, variety, velocity and complexity of data.

Application Testing: Our Application Testing practice offers a comprehensive suite of services in testing, consulting and engineering. Our Quality Assurance, or QA, transformation services help clients develop deep, agile QA capabilities that create or extend their competitive advantage. QA is driven by six strategic themes: integrated automation, user advocacy, IP-based intelligent platform, a factory model, end-to-end quality focus, and an on-demand infrastructure model. Our business-aligned services in the areas of system and integration testing, package testing, user acceptance, automation, performance testing and test data management address our clients’ critical quality needs. Consulting and infrastructure solutions in quality management, test tools and test infrastructure enable our clients to capitalize on emerging opportunities. Factors driving the demand for our testing services include the adoption of SMAC technologies, the need for testing of new regulatory compliance processes, and the desire of clients for more cost-effective and nimble “on-demand” testing. Accordingly, among the functions we provide are: testing related to integration of SAP, Seibel and other systems, IT process and quality consulting, testing of customized mobile and cloud-based applications, and Testing as a Service. We focus our Managed Test Centers on specific domains (e.g., specific industries and software solutions), ensuring we tailor our testing solutions to the particular needs of our clients. We help our clients achieve significant reduction in time to market as well as cost of quality, and realize significant improvements in the maturity of their quality processes.

Social, Mobile, Analytics and Cloud-based Services: We are aiding clients in adapting social, mobile, analytics and cloud-based (SMAC) technologies to their businesses. Such new technologies are becoming fundamental components of the enterprise IT architecture. These technologies are profoundly changing the way companies relate to their customers, interact with employees, and bring products and services to market. As such, the SMAC stack holds the promise of innovation and the potential for innovation-driven top line growth and efficiencies that improve the bottom line. We help clients analyze social media sentiment and build those insights into their customer relationship management process. In other cases, we are enabling clients to manage and analyze vast accumulations of data and to use that data to drive management decisions. We also offer end-to-end services to enable cloud-based processes, from consulting and implementation to ongoing support activities.

Outsourcing Services

Application Maintenance: Our Application Maintenance service offering supports some or all of a client’s applications, ensuring that systems remain operational and responsive to changing user requirements and provide on-going enhancements as required by the client. Beyond the traditional view of IT outsourcing as a cost-saving measure, our Application Maintenance services enable clients to improve the overall agility, responsiveness, productivity and efficiency of their IT infrastructure. Increasingly, we also are assisting clients in adapting their IT systems to SMAC technologies.

By supporting some or all of a client’s applications, our services help ensure that a user’s core operational systems are free of defects and responsive to changing needs. As part of this process, we are often able to introduce product and process enhancements and improve service levels to customers requesting modifications and on-going support. We also provide Application Value Management Solutions that can help balance cost, complexity and capacity and can help clients reduce cost of ownership, improve service levels and create new operational efficiencies.

Our global delivery business model enables us to provide a range of rapid response and cost-effective support services to our clients. Our on-site team members often provide help-desk services at the client’s facility. These team members typically are available in the event of an emergency service request and are able to quickly resolve customer problems from remote locations. In the case of more complex maintenance services, including modifications, enhancements and documentation, which typically have longer turnaround times, we take full advantage of our offshore resources to develop solutions more cost-effectively than would be possible relying on higher cost local professionals.

As part of our Application Maintenance services, we assist clients in renovating their core systems to meet the requirements imposed by new regulations, new standards or other external events. We seek to anticipate the operational environment of our clients’ IT systems as we design and develop such systems. We also offer diagnostic services to clients to assist them in identifying shortcomings in their IT systems and optimizing the performance of their systems.

IT Infrastructure Services: We provide end-to-end IT Infrastructure Management Outsourcing services and anticipate growing demand for these services in the coming years. We provide service capability in redundant Global Operating Centers, or GOCs, worldwide, through which we are able to provide significant scale, quality and cost savings to our clients in IT IS. Clients are increasingly seeking IT IS to sharpen their focus on core business operations, reallocate overhead costs to growth investments, enable businesses to respond more quickly to changing demands, decrease time to market, ensure that the IT infrastructure can scale as the business evolves, and access skill sets that lie outside the organization. The major services we provide include Data Center, Infrastructure Security, Network and Convergence, End-User Computing Services, and Mobility. We also have a new set of Cloud Services offerings that embrace virtualization technologies across delivery solutions including private cloud, enterprise multi-tenant cloud and public cloud models.

Business Strategies

Our objectives are to maximize stockholder value and enhance our position as a leading provider of information technology, consulting and business process outsourcing services. We implement the following core strategies to achieve these objectives:

Growth through Reinvestment: Historically, we have invested significant portion of our profit back into our business. This investment is primarily focused in the areas of: strengthening and expanding our portfolio of services; developing new technology platforms and software applications, continuing to expand both sales and delivery organizations; training our technical staff in a broader range of service offerings; recognizing and rewarding exceptional performance by our employees; and maintaining a level of resources, trained in a broad range of service offerings, to be well positioned to respond to our client requests, as described below.

Expand Service Offerings and Solutions: We have several teams dedicated to creating technology-based innovative solutions and developing new, high value services. The teams collaborate with customers to develop these services. For example, we are currently developing new offerings in Business and IT Consulting and industry-oriented IT solutions atop innovative technologies. We invest in internal research and development and promote knowledge building and sharing across the organization to advance the development of new services and solutions. Furthermore, we continue to enhance our capabilities and service offerings in the areas of CRM, ERP, EIM, Software Testing, Infrastructure Management, industry-oriented BPO services and SMAC technologies.

We believe that the continued expansion of our service offerings will provide new sources of revenue, reduce our reliance on any one technology initiative and help foster long-term relationships with our customers by allowing us to better serve their needs. Additionally, as part of our vision to continue our growth and anticipate our clients’ and the markets’ rapidly changing demands in the near-term, mid-term and long-term, we are investing in emerging opportunities which seek to transform client and user platforms to internet, cloud and mobile-based experiences.

Research and Development and Competency Centers: We have project experience and expertise across multiple architectures and technologies, and have made significant investments in our competency centers and in research and development to keep abreast of the latest technology developments. Most of our technical staff is trained in multiple technologies and architectures. As a result, we are able to react to clients’ needs quickly and efficiently redeploy our technical staff to different technologies. Also, to develop and maintain this flexibility, we have made a substantial investment in our competency centers so that the experience gained from particular projects and research and development efforts is leveraged across our entire organization. Through our investment in research and development activities and the continuing education of our technical personnel, we enlarge our knowledge base and develop the necessary skills to keep pace with emerging technologies. We believe that our ability to work in new technologies allows us to foster long-term relationships by having the capacity to continually address the needs of both existing and new clients.

Growth through synergistic and Accretive acquisitions: We believe that opportunities continue to exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, service offering and capabilities more rapidly. For example, in 2012, we completed an acquisition of empowHR Inc., a provider of SaaS based solution for Healthcare Benefits Administration solutions. This acquisition allowed us to accelerate development of our Healthcare Information Exchange (HIX) product platform by integrating acquired technologies into our platform. The Company will continue to  carefully evaluate such opportunities available to enter into transactions that will help Q4 accelerate both technology development and client acquisition to complement its organic growth strategies.

Global Delivery Model: We have a global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, local or in-country delivery centers, regional delivery centers and global delivery centers. Our extensive facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces. This is accomplished by permitting team members in different locations to access common project information and to work directly on client projects. This infrastructure allows for rapid completion of projects, highest level of quality, efficient use of clients’ technological resources and real-time access to project information by the on-site account manager or the client. In addition, for large projects with short time frames, our offshore facilities allow for parallel processing of various development phases to accelerate delivery time.

Highly-Skilled Workforce: Our managers and senior technical personnel provide in-depth project management expertise to clients. To maintain this level of expertise, we place significant emphasis on recruiting and training our workforce of highly-skilled professionals. We have built a global delivery organization that include over 1000 technology personnel (both employees and dedicated/exclusive Q4 consultants),project management personnel and  service delivery staff around the world. We also maintain programs and personnel to hire and train the best available technical professionals. We provide extensive combined classroom and on-the-job training to newly-hired technical staff, as well as additional annual training programs designed to enhance the business practices, tools, technology and consulting skills of our professional staff.

Continue to be an Employer of Choice in the Industry: As a rapidly growing professional services firm, a key attribute of our continued success is the ability to continually hire, assimilate, motivate and retain the best talent possible in the industry. We have developed strong relationships with key universities around the world, particularly in India, to provide a continual pipeline of talented staff from Tier One schools. We continue to expand our presence and brand in our key supply markets, further enhancing our ability to hire experienced professionals from competing IT services firms and industry to support our client needs and growth. We invest heavily in training programs, motivational programs and career development to ensure personal professional growth for each of our employees.

Further Develop Long-Term Client Relationships: We have strong long-term strategic relationships with our clients and business partners. We seek to establish long-term relationships that present recurring revenue opportunities, frequently trying to establish relationships with our clients’ chief information officers, or other IT and business decision makers, by offering a wide array of cost-effective high quality services. Approximately 65% of our revenues for the year ended December 31, 2012 were derived from clients who had been using our services at the end of 2011. We also seek to leverage our experience with a client’s IT systems into new business opportunities. Knowledge of a client’s processes and IT systems gained during the performance of application maintenance services, for example, may provide us with a competitive advantage in securing additional maintenance, development and other projects from that client.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our offices in Illinois, New Jersey and our business development offices which are strategically near our client bases. The sales and marketing group works with our client delivery team as the sales process moves closer to the customer’s selection of a services provider. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year.

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2012, we were providing services to approximately 210 clients, as compared to approximately 190 clients as of December 31, 2011. As of December 31, 2012, we increased the number of strategic clients to 20. We define a strategic client as one offering the potential to generate at least $250,000 or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers. Therefore, a loss of a significant customer or a few significant customers could materially reduce revenues and profitability. However, no individual customer exceeded 7.8% of our consolidated revenues for the years ended December 31, 2012. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require careful consideration and transition planning. For the years ended December 31, 2012 and 2011 most all of our revenues were generated from clients located in North America.

We generally provide our services on a time-and-material, fixed price, or per-transaction basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year. Presented in the table below is additional information about our customers.

	Year Ended December 31,
	2012	2011
Revenues from top five customers as a percentage of total revenues	26.5%	34.2%
Revenues from top ten customers as a percentage of total revenues	39.4%	45.1%

Competition

The intensely competitive IT services and outsourcing market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

▪	systems integration firms;

▪	contract programming companies;

▪	application software companies;

▪	traditional large consulting firms;

▪	the professional services groups of computer equipment companies; and

▪	facilities management and outsourcing companies.

Our direct competitors include, among others, Cognizant, IBM,  Accenture, Capgemini, Computer Sciences Corporation, HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, we compete with numerous smaller local companies offering specific technologies and services in specific industry segments we operate.

Employees and dedicated exclusive delivery resources

As of the December 31, 2012 company had approximately 250 full time employees in North America and approximately 400 dedicated offshore delivery resources.  We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

Available Information

We make available the following public filings with the Securities and Exchange Commission, or the SEC, through our website at www.quadrantfour.com as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC:

▪	our Annual Reports on Form 10-K and any amendments thereto;

▪	our Quarterly Reports on Form 10-Q and any amendments thereto; and

▪	our Current Reports on Form 8-K and any amendments thereto.

No information on our website is incorporated by reference into this Form 10-K or any other public filing made by us with the SEC.

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

Risks Associated with Our Business and Industry

Our global operations are subject to complex risks, some of which might be beyond our control.

Our operations rely on global delivery model and have significant arrangements in India for delivery and support.  If we are unable to manage the risks of our global affiliates, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions, could delay or reduce the number of new service orders we receive and impair our ability to service our customers, thereby adversely affecting our business, financial condition and results of operations.

Hostilities involving the United States and acts of terrorism, violence or war, such as the attacks of September 11, 2001 in the United States, the attacks of July 7, 2005 in the United Kingdom, the attacks of November 26, 2008 and July 13, 2011 in Mumbai, India, and the continuing conflict in the Middle East and Afghanistan, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business and knowledge process outsourcing services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our clients, which could affect our financial results. By disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our clients. As noted above, the majority of our technical professionals are located in India, and the vast majority of our technical professionals in the United States and Europe are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Travel restrictions could cause us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients.

Although we continue to believe that we have a strong competitive position in the United States, we continue to increase our efforts to geographically diversify our clients and revenue. Despite our efforts to diversify, hostilities involving the United States, the United Kingdom, India and other countries in which we provide services to our clients, and other acts of terrorism, violence or war, natural disasters, global health risks or pandemics may reduce the demand for our services and negatively affect our revenues and profitability. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.

Our growth may be hindered by immigration restrictions.

Our future success continues to depend on our ability to attract and retain employees with technical and project management skills, including those from developing countries, especially India. The ability of foreign nationals to work in the United States and Europe depends on their ability and our ability to obtain the necessary visas and work permits. Work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.

Our revenues are highly dependent on clients primarily located in the United States, as well as on clients concentrated in certain industries. Continuing or worsening economic conditions or factors that negatively affect the economic health of the United States or these industries may adversely affect our business.

Almost 100% of our revenues during the year ended December 31, 2012 were derived from customers located in North America. If the United States economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. We earned significant portion of our revenues from the healthcare, insurance, retail and financial services industries. Deterioration in these industry segments may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other service providers.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, and changes in customer requirements. The intensely competitive information technology, consulting and business process outsourcing professional services markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

▪	systems integration firms;

▪	contract programming companies;

▪	application software companies;

▪	internet solutions providers;

▪	large or traditional consulting companies;

▪	professional services groups of computer equipment companies; and

▪	infrastructure management and outsourcing companies.

These markets also include numerous smaller local competitors in the various geographic markets in which we operate which may be able to provide services and solutions at lower costs or on terms more attractive to clients than we can. Our direct competitors include, among others, Accenture, Capgemini, Computer Sciences Corporation,  HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. Many of our competitors have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. There is a risk that increased competition could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. Even if our offerings address industry and client needs, our competitors may be more successful at selling their services. If we are unable to provide our clients with superior services and solutions at competitive prices or successfully market those services to current and prospective clients, our results of operations may suffer. Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot be certain that we will be able to sustain our current levels of profitability or growth in the face of competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing an on-site/offshore business model.

In addition, we may face competition from companies that increase in size or scope as the result of strategic mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of such an industry trend, which could adversely affect our competitive position. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments on our assets.

Our profitability could suffer if we are not able to control our costs or improve our efficiency.

Our ability to control our costs and improve our efficiency affects our profitability. If we are unable to control our costs or improve our efficiency, our profitability could be negatively affected.

Our business will suffer if we fail to develop new services and enhance our existing services in order to keep pace with the rapidly evolving technological environment.

The information technology, consulting and business process outsourcing professional services markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our future success will depend on our ability to develop solutions that keep pace with changes in the markets in which we provide services. We cannot be sure that we will be successful in developing new services addressing evolving technologies in a timely or cost-effective manner or, if these services are developed, that we will be successful in the marketplace. In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition.

Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, solutions for customers that both leverage their legacy systems and appropriately utilize newer technologies such as cloud-based services, Web 2.0 models, and software-as-a-service. Our failure to design and implement solutions in a timely and cost-effective manner could have a material adverse effect on our business, results of operations and financial condition.

If our clients are not satisfied with our services, our business could be adversely affected.

Our business model depends in large part on our ability to attract additional work from our base of existing clients. Our business model also depends on our account teams’ ability to develop relationships with our clients that enable us to understand our clients’ needs and deliver solutions and services that are tailored to those needs. If a client is not satisfied with the quality of work performed by us, or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client services or relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.

We rely on a few customers for a large portion of our revenues.

Our top five and top ten customers generated approximately 27% and 39%, respectively, of our revenues for the year ended December 31, 2012. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

We generally do not have long-term contracts with our customers and our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

Consistent with industry practice, we generally do not enter into long-term contracts with our customers. A majority of our contracts can be terminated by our clients with short notice and without significant early termination cost. Terminations may result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in ownership or management at our clients, changes in client strategies or the economy or markets generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate our associated costs in a timely manner. Consequently, our profit margins in subsequent periods could be lower than expected. If we are unable to replace the lost revenue with other work on terms we find acceptable or effectively eliminate costs, we may not be able to maintain our level of profitability.

Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

Our business depends, in part, upon continued growth in the use of technology in business by our clients and prospective clients as well as their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of technology usage in business, or our clients’ spending on technology in business, declines, or if we cannot convince our clients or potential clients to embrace new technological solutions, our results of operations could be adversely affected.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued credit crisis and related turmoil in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We are investing substantial cash in new technology platform to service Health Exchanges and evolve SMAC solutions, and our profitability could be reduced if our business does not grow proportionately.

We have made and continue to make significant contractual commitments related to capital expenditures on construction or expansion of our development and delivery centers. We may encounter cost overruns or project delays in connection with new facilities. These expansions will likely increase our fixed costs and if we are unable to grow our business and revenues proportionately, our profitability may be reduced.

Competition for highly-skilled technical personnel is intense and the success of our business depends on our ability to attract and retain highly-skilled professionals.

Our future success will depend to a significant extent on our ability to attract, train and retain highly-skilled professionals so as to keep our supply of skills and resources in balance with client demand. In particular, we must attract, train and retain appropriate numbers of talented people, including project managers, IT engineers and other senior technical personnel, with diverse skills in order to serve client needs and grow our business. We are particularly dependent on retaining our senior executives and other experienced managers with the skill sets required by our business, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. Similarly, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects. The processes and costs associated with recruiting, training and retaining employees place significant demands on our resources.

We believe there is a shortage of, and significant competition for, professionals with the advanced technological skills necessary to perform the services we offer. We have subcontracted to a limited extent in the past, and may do so in the future, with other service providers in order to meet our obligations to our customers. Our ability to maintain and renew existing engagements and obtain new business will depend, in large part, on our ability to attract, train and retain technical personnel with the skills that keep pace with continuing changes in information technology, evolving industry standards and changing customer preferences. Further, we must train and manage our growing work force, requiring an increase in the level of responsibility for both existing and new management personnel. We cannot guarantee that the management skills and systems currently in place will be adequate or that we will be able to train and assimilate new employees successfully. Our profits and ability to compete for and manage client engagements could be adversely affected if we cannot manage employee hiring and attrition to achieve a stable and efficient workforce structure.

Our ability to operate and compete effectively could be impaired if we lose key personnel or if we cannot attract additional qualified personnel.

Our future performance depends to a significant degree upon the continued service of the key members of our management team, as well as marketing, sales and technical personnel, and our ability to attract and retain new management and other personnel. We do not maintain key man life insurance on any of our executive officers or significant employees. Competition for personnel is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting and retaining new personnel in the future. The loss of any one or more of our key personnel or the failure to attract and retain key personnel could have a material adverse effect on our business, results of operations and financial condition.

Restrictions in non-competition agreements with our executive officers and key personnel of acquired businesses may not be enforceable.

Currently we have entered into non-competition agreements with the majority of our executive officers and key personnel of assets we have acquired in past. We cannot be certain, however, that the restrictions in these agreements prohibiting such executive officers from engaging in competitive activities are enforceable. Further, substantially all of our professional non-executive staff are not covered by agreements that would prohibit them from working for our competitors. If any of our key professional personnel leaves our employment and joins one of our competitors, our business could be adversely affected.

Our profitability could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

▪	our clients’ perceptions of our ability to add value through our services;

▪	competition;

▪	introduction of new services or products by us or our competitors;

▪	our competitors’ pricing policies;

▪	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods;

▪	bid practices of clients and their use of third-party advisors;

▪	the use by our competitors and our clients of offshore resources to provide lower-cost service delivery capabilities;

▪	our ability to charge premium prices when justified by market demand or the type of service; and

▪	general economic and political conditions.

Our profitability could suffer if we are not able to maintain favorable utilization rates.

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:

▪	our ability to efficiently transition employees from completed projects to new assignments;

▪	our ability to hire and assimilate new employees;

▪	our ability to accurately forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

▪	our ability to effectively manage attrition; and

▪	our need to devote time and resources to training, professional development and other non-chargeable activities.

If we do not continue to improve our operational, financial and other internal controls and systems to manage our rapid growth and size or if we are unable to enter, operate and compete effectively in new geographic markets, our business may suffer and the value of our stockholders’ investment in our Company may be harmed.

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls in the United States, Europe, India and elsewhere. In particular, our continued growth will increase the challenges involved in:

▪	recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires;

▪	maintaining high levels of client satisfaction;

▪	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems;

▪	preserving our culture, values and entrepreneurial environment; and

▪	effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals.

In addition, the increasing size and scope of our operations increase the possibility that a member of our personnel will engage in unlawful or fraudulent activity, breach our contractual obligations, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

Our operating results may experience significant quarterly fluctuations.

Historically, we have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

▪	the nature, number, timing, scope and contractual terms of the projects in which we are engaged;

▪	delays incurred in the performance of those projects;

▪	the accuracy of estimates of resources and time required to complete ongoing projects; and

▪	general economic conditions.

▪	In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

▪	changes in pricing in response to customer demand and competitive pressures;

▪	changes to the financial condition of our clients;

▪	the mix of on-site and offshore staffing;

▪	the ratio of fixed-price contracts versus time-and-materials contracts;

▪	employee wage levels and utilization rates;

▪	changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar;

▪	the timing of collection of accounts receivable;

▪	enactment of new taxes;

▪	changes in domestic and international income tax rates and regulations; and

▪	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards.

A high percentage of our operating expenses, particularly personnel and rent, are relatively fixed in advance of any particular period. As a result, unanticipated variations in the number and timing of our projects or in employee wage levels and utilization rates may cause significant variations in our operating results in any particular period, and could result in losses. Any significant shortfall of revenues in relation to our expectations, any material reduction in utilization rates for our professional staff or variance in the on-site/offshore staffing mix, an unanticipated termination of a major project, a customer’s decision not to pursue a new project or proceed to succeeding stages of a current project or the completion of several major customer projects during a quarter could require us to pay underutilized employees and could therefore have a material adverse effect on our business, results of operations and financial condition.

As a result of these factors, it is possible that in some future periods, our revenues and operating results may be significantly below the expectations of public market analysts and investors. In such an event, the price of our common stock would likely be materially and adversely affected.

Our business could be negatively affected if we incur legal liability, including with respect to our contractual obligations, in connection with providing our solutions and services.

If we fail to meet our contractual obligations or otherwise breach obligations to our clients, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity by doing so or because our personnel did not adequately adhere to our guidelines. In addition, the contracting practices of our competitors may cause contract terms and conditions that are unfavorable to us to become standard in the marketplace. If we cannot or do not perform our obligations, we could face legal liability and our contracts might not always protect us adequately through limitations on the scope and/or amount of our potential liability. If we cannot, or do not, meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the enforceable terms of our agreements, we might face significant legal liability and our business could be adversely affected.

In the normal course of business and in conjunction with certain client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients or other parties with whom we conduct business with respect to certain matters. These arrangements can include provisions whereby we agree to hold the indemnified party and certain of their affiliated entities harmless with respect to third-party claims related to such matters as our breach of certain representations or covenants, or out of our intellectual property infringement, our gross negligence or willful misconduct or certain other claims made against certain parties. Payments by us under any of these arrangements are generally conditioned on the client making a claim and providing us with full control over the defense and settlement of such claim. It is not possible to determine the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Historically, we have not made payments under these indemnification agreements so they have not had any impact on our operating results, financial position, or cash flows. However, if events arise requiring us to make payment for indemnification claims under our indemnification obligations in contracts we have entered, such payments could have a material impact on our operating results, financial position, and cash flows.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no issued patents or registered copyrights, however, we have filed patent applications and we intend to file additional patent applications. There is no guarantee that any patents will be granted in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally, the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property rights.

Unauthorized use of our intellectual property may result in development of technology, products or services that compete with our products and services and unauthorized parties may infringe upon or misappropriate our products, services or proprietary information. If we are unable to protect our intellectual property, our business may be adversely affected and our ability to compete may be impaired.

Depending on the circumstances, we might need to grant a specific client greater rights in intellectual property developed or used in connection with a contract than we normally do. In certain situations, we might forego all rights to the use of intellectual property we create and intend to reuse across multiple client engagements, which would limit our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our ability to enforce our software license agreements, service agreements, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. To the extent that we seek to enforce our rights, we could be subject to claims that an intellectual property right is invalid, otherwise not enforceable, or is licensed to the party against whom we are pursuing a claim. In addition, our assertion of intellectual property rights may result in the other party seeking to assert alleged intellectual property rights or assert other claims against us, which could harm our business. If we are not successful in defending such claims in litigation, we may not be able to sell or license a particular service or solution due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. In addition, governments may adopt regulations, or courts may render decisions, requiring compulsory licensing of intellectual property to others, or governments may require that products meet specified  standards that serve to favor local companies. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

Our services or solutions could infringe upon the intellectual property rights of others and we may be subject to claims of infringement of third-party intellectual property rights.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from potential infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

▪	pay third-party infringement claims;

▪	discontinue using, licensing, or selling particular products subject to infringement claims;

▪	discontinue using the technology or processes subject to infringement claims;

▪	develop other technology not subject to infringement claims, which could be costly or may not be possible; and/or

▪	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms.

The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase expenses. In addition, if we alter or discontinue our offering of affected items or services, our revenue could be affected. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

We expect that the risk of infringement claims against us will increase if our competitors are able to obtain patents and other intellectual property rights for software products and methods, technological solutions, and processes. We may be subject to intellectual property infringement claims from certain individuals and companies who have acquired patent portfolios for the primary purpose of asserting such claims against other companies. The risk of infringement claims against us may also increase as we continue to develop and license our intellectual property to our clients and other third parties. Any infringement claim or litigation against us could have a material adverse effect on our business, results of operations and financial condition.

We might lose our ability to utilize the intellectual property of others, which could harm our business.

We could lose our ability, or be unable to secure the right, to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual property assets could be unwilling to permit us to use their intellectual property and this could impede or disrupt use of their products or services by us and our clients. If our ability to provide services and solutions to our clients is impaired as a result of any such denial, our operating results could be adversely affected.

We may not be able to successfully acquire target companies or integrate acquired companies or technologies into our company, and we may become subject to certain liabilities assumed or incurred in connection with our acquisitions that could harm our operating results.

If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services. We expect to continue pursuing strategic acquisition and joint venture opportunities designed to enhance our capabilities, expand our capacity and geographic presence and/or enter new technology areas. We cannot predict or guarantee that we will successfully identify suitable acquisition candidates or consummate any acquisition or joint venture. We may need to divert and/or dedicate management and other resources to complete the transactions. Once we have consummated an acquisition transaction or entered into a joint venture transaction, we may not be able to integrate the acquired business or joint venture (and personnel) into our operations, recognize anticipated efficiencies and/or benefits, realize our strategic objectives or achieve the desired financial and operating results, in each case, both generally and as a result of our unique organizational structure. Acquisitions and joint ventures involve a number of special risks, including diversion of management’s attention, failure to retain key personnel and the potential assumption or incurrence of liabilities and/or obligations.

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover, that we inadequately assess in our due diligence efforts or that are not properly disclosed to us. In particular, to the extent that any acquired business (or any properties thereof) (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to customers or (iii) incurred material liabilities or obligations to customers that are not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial and/or reputational harm or otherwise be adversely affected. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize our exposure to, among other things, the factors and conditions contemplated by the foregoing two sentences (including through indemnification protection), we cannot predict or guarantee that our efforts will be effective or will protect us from liability. The discovery of any material liabilities associated with our acquisitions for which we are unable to recover indemnification amounts could harm our operating results.

System failure or disruptions in communications could disrupt our business and result in lost customers and curtailed operations which would reduce our revenue and profitability.

To deliver our services to our customers, we must maintain a high speed network of satellite, fiber optic and land lines and active voice and data communications twenty-four hours a day between our main operating offices in Chennai, our other development and delivery centers and the offices of our customers worldwide. Although we maintain redundancy facilities and satellite communications links, any systems failure or a significant lapse in our ability to transmit voice and data through satellite and telephone communications could result in lost customers and curtailed operations which would reduce our revenue and profitability.

Consolidation in the industries that we serve could adversely affect our business.

Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our current clients merge or consolidate and combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

Our ability to attract and retain business may depend on our reputation in the marketplace.

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Quadrant 4 brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, former and current employees and personnel as well as members of the investment community and the media. There is a risk that negative information about our company could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the our brand name and could reduce investor confidence in us, adversely affecting our share price.

Our share price could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls to ensure the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Recent turmoil in the financial markets has adversely affected economic activity in the United States, Europe and other regions of the world in which we do business. We believe that based on our current cash, cash equivalents and investment balances and expected operating cash flows, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow or financial flexibility. Continued deterioration of the credit and capital markets could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. The continued decline in economic activity could adversely affect the ability of counterparties to certain financial instruments such as marketable securities and derivatives to meet their obligations to us.

Our stock price continues to be volatile.

Our stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, we believe our stock price should reflect future growth and profitability expectations and, if we fail to meet these expectations, our stock price may significantly decline.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                      PROPERTIES

We do not own any real estate or other physical properties.  The Company and its wholly owned subsidiaries operate from leased space. The company leases office space in New Jersey and in Illinois where the Company has its sales and general administrative staff as well as certain engineering resources. Most of the Company’s personnel work from client sites.

ITEM 3.                      LEGAL PROCEEDINGS

In July 2011, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed receivable financing and acquisition financing arrangements.  The plaintiff is seeking a $500,000 fee for issuance of a term sheet for financing which was ultimately not provided and which the Company contends was not available because the plaintiff was unable to deliver.  The amount sought appears in all respects to be an excessive penalty relative to such financing term-sheet breach claims.  The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The case and all claims are still pending; no final date has been set for trial or other adjudication.

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

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$0.20	$0.02
Third Quarter	$0.24	$0.05
Second Quarter	$0.35	$0.06
First Quarter	$0.45	$0.12
Year Ended December 31, 2011:
Fourth Quarter	$0.35	$0.14
Third Quarter	$0.38	$0.13
Second Quarter	$0.50	$0.24
First Quarter	$0.44	$0.30

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

Recent Sale of Unregistered Securities

During 2012 the company issued 470,000 to various non-affiliated and independent contractors and consultants providing various services including marketing, accounting, legal and branding related matters on various projects. Total net expense associated in conjunction with these services was $93,400 and was paid with issuance of the restricted shares.

During 2012 the Company issued 1,149,167 restricted common shares in consideration for the financing charges to certain cerditors, for a total expense of $186,367

In July the Company issued 1,250,000 restricted common shares to the sellers as a purchase consideration towards acquisition of certain technology assets on empowHR, Inc., recorded at $175,000.

In November 2012, the Company reached an agreement to convert certain long term debt into equity. The Company agreed to issue 2,000,000 shares ($0.25/share) of restricted common shares to certain holder to convert $500,000 seller note into equity. The amount is recorded in common stock payable as of December 31, 2012 and shares were issued subsequent to the year end.

The Company entered into a stock subscription agreement on December 7th, 2012 with certain independent and accredited investors to sell 3 million restricted common shares priced at $0.33 cents per share. $550,000 was received as of December 31, 2012 and is included in common stock payable. The remaining amount was received in January 2013 and the shares were issued in February 2013.

In all of the transactions listed above, the Company sold the shares pursuant to the exemption under Regulation D promulgated under the Securities Act of 1933, as amended, in a transaction not involving a public offering and shares sold to accredited purchasers.

Repurchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2012.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2012 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Quadrant 4 Systems Corporation (sometimes referred to herein as “Q4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31,  2011.

Q4 currently offers software products, platforms, consulting services and solutions involving proprietary technologies in Social Media, Mobility, Analytics and Cloud (SMAC) applications to small, medium and large enterprise customers. The Company’s revenue model consists of a healthy mix of long term recurring revenue based on its platforms and proprietary technology as well as consulting and project based services.

Business Strategy

Quadrant 4 Systems Corporation plans to expand its client base and its services, solutions and technology platform offerings to these clients through organic development initiatives as well as by pursuing a series of strategic business combination opportunities. The Company intends to establish a full spectrum of IT services that include consulting, products and platforms involving SMAC technologies for Healthcare, Retail, Financial Services and other industries.  Consistent with this strategy, Company has been investing in SMAC technology research and development, growing organization and expertise by continuing to add key resources and identify additional target acquisition that can help accelerate its efforts to implement this strategy

Many US corporations have deferred upgrading and implementing IT infrastructure projects during the most-recent economic downturn.  As a result, Quadrant 4 Systems believes that there is a pent-up demand for IT services that include consulting and implementation to help these clients remain efficient and competitive during the recovery time.  The Company believes the best way to accomplish its strategic goals will be to initially seek to establish an IT services company platform by acquiring a set of profitable assets with history, track record and satisfied client base. After building the initial platform to launch the new business plan, the Company believes that it will be able to rapidly grow in targeted sectors by attracting additional assets to the Company with subsequent acquisitions. The Company intends to exploit current market conditions where many small and medium size IT services companies (with revenues in the range of $5mm to $50mm), both public and privately held, with “marquee” client relationships would fit with the Company’s strategic consolidation initiative. During the past year, the Company has identified and begun negotiations with several targets that qualify for Quadrant 4 Systems’ criteria for acquisition and business combination.

Following acquisition of the projected assets and their integration, the Company intends to focus on organic growth both in adding additional revenues from existing clients and also adding new clients.

Core Business

Ultimately, the Company believes that it will limit all future development and sales of security hardware and focus its efforts as a provider of IT services.  The Company intends to provide IT consulting services; managed services; software product architecture; software development, maintenance and outsourcing and industry-specific software solutions primarily to enterprises engaged in the Financial Services, Retail and Healthcare sectors.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of recent acquisitions, the Company is actively executing on its business model which consists of delivery of consulting services in the targeted market segments.  The nature of our model involves engaging employees and consultants to provide services to our customers with billing accrued and due in normal billing cycles.  We incur debt to meet payroll obligations, the largest component of our expenses, and service debt with the payments received from our customers.  Many of our employees and consultants are assisted in the immigration process which is an expense component.  The Company utilizes few major capital items in the delivery of its services and requires no significant plant expenses beyond ordinary commercial office space for both use by the employees on a limited basis and the back-office support for those employees.  Our financial statements reflect primarily income from billing for our consulting services and expenses incurred to pay employees and consultants, including financing to meet payroll in anticipation of receipt of billing income from customers as well as general administration expenses to manage the Company.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included elsewhere in this Report. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The following are a summary of the significant accounting estimates and policies.

Estimates .  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.   We have made estimates for doubtful accounts of accounts receivable, fair values of our customer lists and the estimated useful lives for the amortization of our customer lists.   Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the value of customer lists and other intangible assets , values which are not readily apparent from other sources.

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

The Company acquired new assets in transactions which materially affected the amount of reported income from continuing operations.  The revenues, expenses and income reflect the new assets.  Acquisition of these new assets resulted in material increases in revenues, expenses and income but these increases are not attributed to changes in pricing or profitability of such business underlying the assets compared to prior periods of such businesses but rather the acquisition, in toto , of such assets and businesses.  To that extent, a reliance on comparison data from the period prior to acquisition of such businesses compared with the period following such acquisitions may not be a reliable predictor of future performance.  The data does not indicate any material effect of inflation or price increases or decreases.

	Year Ended December 31,
	2012	2011	Increase/ (Decrease)	Percent
Revenue	$26,561,723	$29,141,433	$(2,579,710)	9%
Cost of Revenue	(20,185,244)	(22,265,260)	(2,080,016)	9%
Gross Margin	6,376,479	6,876,173	(499,694)	7%
General and administrative expenses	(3,389,246)	(2,262,420)	1,126,826	50%
Amortization and impairment of intangible assets	(6,985,242)	(3,132,666)	3,852,576	123%
Interest expense	(1,833,018)	(1,629,743)	203,275	12%
Derivative gain	154,165	-	154,165	100%
Net loss before Income taxes	(5,676,862)	(148,656)	(5,525,573)
Income taxes		-
Net loss	$(5,676,862)	$(148,656)	$(5,528,206)

REVENUES

Revenues for the year ended December 31, 2012 were $26,561,723 compared to revenues for the year ended December 31, 2011 of $29,141,433.  The decrease in revenues of $2,579,710 was primarily due to the restructuring of one of our key clients.  Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

The decrease in cost of revenues of $2,080,016 was due to the reduction in consultants’ consequent to the dip in the revenue.  Cost of revenues is comprised primarily of the direct costs of labor and related expenses.

GROSS MARGIN

The decrease in gross margin resulted primarily reduction in revenue, however the Gross margin percentage remain unchanged at 24%.

GENERAL AND ADMINISTATIVE EXPENSES

The increase in general and administrative expenses of $1,126,826 was due to the increased staffing, management and overhead costs associated with the acquisition of assets.  General and administrative expenses are comprised primarily of management and administrative payroll and related costs, office costs, overhead, staffing and support costs of the Company.

AMORTIZATION, IMPAIRMENT AND WRITE- DOWN OF INTANGIBLE ASSETS

The increase in amortization expenses of $3,852,576 was due to some assets amortized for part of the year in 2011compared to whole year in 2012 and $ 2,939,000 being the impairment of assets charged during the year 2012 compared to nil during the year 2011.

INTEREST

The increase of interest costs of $203,275 was due to the additional long term debt of the seller’s note payable and the increase of the note payable – revolver outstanding balance on the increased accounts receivable periodically.

Net loss increased as a result of the overall decrease in revenues during the year and impairment of assets charged.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2012 and December 31, 2011 is calculated as follows:

	December 31, 2012	December 31, 2011
Net Loss (GAAP Basis)	$(5,676,862)	$(148,656)
Interest expense	1,833,018	1,629,743

Amortization expense	6,985,242	3,132,666

Derivative gain	(154,165)	-
Income Taxes		-
EBITDA	$2,987,233	$4,613,753

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had an accumulated deficit of $9,235,147 as compared to $3,558,285 at December 31, 2011.  As of December 31, 2012, we had a working capital deficit of $954,265 as compared to $1,158,368 at December 31, 2011.

We have no material commitments for capital expenditures.

Net cash used in operations for the year ended December 31, 2012 was $(271,735) as compared to net cash used in operations of $(1,635,931) primarily relating to a higher gross margin on certain projects.

Net cash used in financing activities was $(720,743) during for 2012 as compared to cash provided by financing activities of $2,660,118 in 2011.   The decrease in borrowings in 2012 compared to 2011 was primarily due to increased borrowing during 2011 to provide the cash to acquire business.

The Company was reliant on proceeds from the sale of stock in both 2012 and 2011 and proceeds from borrowing in 2011 & 12 to provide working capital.  A tightening of capital markets can reduce or eliminate funding sources causing in a decrease in our liquidity and an inability to generate revenues from new lending activities.

Liquidity.    The Company is continuing to expand its IT business operations through acquisitions and organic internal growth.  Acquisitions of target company assets will require additional financing.  Currently the Company anticipates that additional financing to fund these acquisitions of assets will be provided by sales of stock or borrowings.  Also, the Company is exploring alternatives for its trade receivable factoring which carries a very high interest rate.  Refinancing of this receivable factoring financing will reduce the Company’s interest expenses thereby increasing the Company’s liquidity position.  Subsequent to the recent  acquisitions that occurred in 2013,the size of the Company’s receivable assets has significantly increased which will translate in to additional liquidity position improvement upon refinancing the factoring facility.

The Company believes its resources are adequate to fund operations for the next 12 months.

As of December 31, 2012, Contractual Obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations 1	$8,225,672	$688,891	$7,536,781	-0-	-0-
Capital lease obligations	-0-	-0-	-0-	-0-	-0-
Operating lease obligations	246,075	65,535	134,280	46,260	-0-
Notes payable - other	-0-	-0-	-0-	-0-	-0-
Notes payable – revolver	2,857,396		2,857,396
Other long-term liabilities reflected on the Registrant's Balance Sheet	-0-	-0-	-0-	-0-	-0-
Total	$11,329,143	$754,426	$10,528,457	46,260	-0-

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLENTARY DATA

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
  (Formerly Zolon Corporation)

Board of Director
Quadrant 4Systems Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Quadrant 4 Systems Corporation and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quadrant 4 Systems Corporation and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sassetti, LLC
Sassetti, LLC

Oak Park, Illinois
March 29, 2013

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current Assets
Cash	$86,770	$1,079,248
Accounts and unbilled receivables (net of allowance for doubtful accounts of $603,442 and $498,535 at December 31, 2012 and December 31, 2011, respectively)	4,267,766	5,296,113
Other current assets	1,199,907	415,099

Total current assets	5,554,443	6,790,460

Intangible Assets	9,785,019	16,595,261
Property and equipment – net	3,500	4,500
Other assets	2,566,470	1,039,632

TOTAL ASSETS	$17,909,432	$24,429,853

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,962,421	$3,499,512
Note payable – Revolver	2,857,396	4,309,317
Current maturities - long term debts, less debt discount	688,891	-
Note payable – Other	-	140,000

Total current liabilities	6,508,708	7,948,829

Long-term debt, less current maturities	7,536,781	8,474,494
Common stock payable	1,163,673	-
Derivative liability	249,164	333,329

Total liabilities	15,458,326	16,756,652

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: none issued and outstanding:	-	-
Common stock - $0.001 par value; authorized: 5,000,000,000 shares: issued and outstanding 54,609,615 and 51,740,448 at December 31, 2012 and December 31, 2011, respectively	54,609	51,740
Additional paid-in capital	11,631,644	11,179,746
Accumulated deficit	(9,235,147)	(3,558,285)

Total stockholders' equity	2,451,106	7,673,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,909,432	$24,429,853

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
 (FORMERLY ZOLON CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011

Revenue	$26,561,723	$29,141,433

Cost of revenue	20,185,244	22,265,260

Gross Margin	6,376,479	6,876,173

General and administrative expenses	(3,389,246)	(2,262,420)
Amortization and impairment expense	(6,985,242)	(3,132,666)
Interest expense	(1,833,018)	(1,629,743)
Derivative gain	154,165	-

Net loss before income taxes	(5,676,862)	(148,656)

Income Taxes	-	-

Net Loss	$(5,676,862)	$(148,656)

Net loss per common share	$0.11	(* )

Weighted average common shares - basic and diluted	52,498,492	47,754,470

* Less than $.01 per share

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2012 and December 31, 2011

		Common	Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Stock	Capital	(Deficit)	Equity

Balance, December 31, 2010	42,750,492	$42,750	$5,498,502	$(3,409,629)	$2,131,623

Sales of common stock, net of expenses of $27,250	1,666,667	1,667	470,833	-	472,500

Sales of common stock, net of expenses of $13,750	833,333	833	235,417	-	236,250

Shares issued for acquisition of assets	4,000,000	4,000	3,996,000	-	4,000,000

Shares issued for debt extensions	2,489,956	2,490	868,994	-	871,484
Warrants for Services	-	-	110,000	-	110,000
Net loss – 2011	-	-	-	(148,656)	(148,656)

Balance, December 31, 2011	51,740,448	$51,740	$11,179,746	$(3,558,285)	$7,673,201

Shares issued for services	470,000	470	92,930	-	93,400

Shares issued for finance Charges	1,149,167	1,149	185,218	-	186,367

Shares issued for acquisition of assets	1,250,000	1,250	173,750	-	175,000

Net loss – 2012	-	-	-	(5,676,862)	(5,676,862)

Balance, December 31, 2012	54,609,615	$54,609	$11,631,644	$(9,235,147)	$2,451,106

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012		2011
Cash flows from operating activities:

Net loss		$(5,676,862)	$(148,656)

Adjustments to reconcile net loss to net cash used in operating activities:
Derivative gain		(154,165)	-
Amortization, impairment and depreciation		6,986,242	3,133,166
Provision for doubtful accounts		363,672	345,528
Issuance of stock for services and interest		237,267	-
Issuance of warrants for services		-	110,000
Changes in assets and liabilities
Accounts receivable		664,675	(282,289)
Other current assets		(784,808)	(407,555)
Other assets		(1,526,838)	(37,147)
Accounts payable and accrued expenses		(380,918)	(4,348,978)

Net cash used in operating activities		(271,735)	(1,635,931)

Cash flows from investing activities:

Purchase of fixed assets		-	(5,000)

Net cash used in investing activities		-	(5,000)

Cash flows from financing activities:
Proceeds from sales of common stock (net of expense of $41,250 in 2011)		550,000	708,749
Proceeds from convertible note payable (net of expenses of $52,000 and $131,000)		298,000	669,000
Proceeds from notes payable – other		350,000	45,500
(Decrease) increase in note payable – revolver		(1,451,921)	2,013,757
(Decrease) increase in due to seller		-	(390,000)
Payments of long-term debt		(326,822)	(90,951)
Payments of notes payable – other		(140,000)	(295,937)

Net cash (used in)/provided by financing activities		(720,743)	2,660,118

Net (decrease) increase in cash		(992,478)	1,019,187

Cash - beginning of year		1,079,248	60,061

Cash - end of year		$86,770	$1,079,248
Supplemental disclosure of noncash information
Cash paid for interest		$868,496	$1,105,919
Income Taxes	$		$-
Noncash transactions
Shares issued for debt extension		$-	$871,485
Shares issued for accrued interest		$42,500	$-
Shares issued for acquisition of assets		$175,000	$-
Debt converted into equity per agreement in 2012 but shares not issued until 2013		$500,000	$-
Debt discount recorded as a derivative liability		$70,000	$333,329
Adjustment made to customer list and note payable in accordance with VSG acquisition agreement		$-	$2,134,234
Adjustment made to write off bad debt against note payable in accordance with VSG acquisition agreement		$-	$1,385,786

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEMS CORPORATION
AND SUBSIDIARIES
(FORMERLY ZOLON CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (the “Company”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc. and changed its name on March 31, 2011.

Operations

In April 2010, the Company changed its primary business model by broadening its computer consulting services and selling solutions that are bundled with technology. The Company has established a full spectrum of IT services that include consulting, products and solutions specific to the Healthcare, Retail and Financial Services industries.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated for financial statement purpose using the straight line method over estimated useful lives of three to seven years. Depreciation expense was $1,000 and $500 during the year ended December 3, 2012 and 2011 respectively.

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

Customer lists are valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five years.

Acquired software and technology framework are valued based on management’s forecast of expected future net cash flows, with revenue based on projected sales of these technologies and are amortized over five to seven years.

Software Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development and engineering expenses; costs that are incurred to produce the finished product after technological feasibility has been established are capitalized as an intangible asset. Capitalized amounts are amortized on a straight-line basis over periods ranging up to five years and are recorded in amortization expense. The Company performs periodic reviews to ensure that unamortized program cost remain recoverable from future revenue. Cost to support or service licensed program are charged to cost of revenue as incurred.

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

The Company’s policy is to classify income tax assessments, if any, for interest expense and for penalties in general and administrative expenses.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

For the years ended December 31, 2012 and 2011, there were 12,266,947 and 10,983,614 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Derivatives

We account for derivatives pursuant to ASC 815, Accounting for Derivative Instruments and Hedging Activities. All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in earnings.

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

In January 2012, the seller agreed to exchange a customer account receivable for a reduction of the note payable to the Seller. As of December 31, 2011, the Company offset $1,149,193 against the note payable to the seller.

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

EmpowHR, LLC.

Effective July 1, 2012, the Company acquired certain of the assets of empowHR, LLC. which primarily consisted of intellectual property and software application in exchange for 1,250,000 shares of the Company common stock valued at $175,000.

The proforma effect of including the financial information of EmpowHR for periods prior to July 1, 2012 would not be material to the Company.

NOTE 4 – INTANGIBLE ASSETS

 As of December 31, 2012 and 2011, intangible assets consisted of the following:

	2012	2011
Customer list – VSG	$4,086,987	$4,086,987
Customer list – RMI	801,034	801,034
Customer list – ISS	2,243,175	2,243,175
Customer list – Solutions	8,500,000	8,500,000
Technology software – Solutions	3,500,000	3,500,000
Framework technology software -Solutions	2,100,000	2,100,000
Technology software – Empower HR	175,000	-

	21, 406,196	21,231,196
Accumulated amortization and impairment	(11,621,177)	(4,635,935)

	$9,785,019	$16,595,261

The impairment of customer list -solutions of $2,939,000 in 2012 was due to one of our key clients filing for bankruptcy restructuring that resulted in a reduction of revenues. For the years ended December 31, 2012 and 2011, the changes in intangible assets were as follows:

	2012	2011
Beginning of the year	$16,595,261	7,762,163
Additions	175,000	$14,100,000
Reductions in value *	-	(2,134,236)
Impairment of assets	(2,939,000)	-
Amortization	(4,046,242)	(3,132,666)

End of the year	$9,785,019	$16,595,261

For the years ended December 31, 2012 and 2011, amortization expense was $4,046,242 and $3,132,666, respectively.

*The reduction in value was as a result of an adjustment to the assumed liabilities related to the purchase of the VSG assets:  The actual liabilities were less than the estimated liabilities at the date of acquisition (as determined during 2011).  Therefore, reduction in the liability and a corresponding reduction in the VSG customer lists were made in 2011.

As of December 31, 2012, the estimated aggregated amortization expense for each of the five succeeding years was as follows:

2013	$3,143,124
2014	$3,143,124
2015	$2,116,788
2016	$723,659
2017	$525,000
2018 and thereafter	$133,323

NOTE 5 – NOTE PAYABLE - REVOLVER

As amended in February 2012, the Company entered into a financing agreement with a financing company providing a revolving line of credit-financing facility. Under the agreement, the Company assigned certain accounts receivable, to the financing company in return for a line of credit of $6,500,000.  Fees under the agreement consist of a commitment fee of $35,000, a service fee of 0.825% per month, and interest at prime plus 2% per annum.

All borrowings are collateralized by the accounts receivable and substantially all other assets.

NOTE 6 – NOTE PAYABLE - OTHER

As of December 2012 and 2011, notes payable - other consisted of:

	2012	2011
Note payable due December 31, 2011, plus interest at 15% per annum, paid in 2012	$-	$140,000

NOTE 7 – LONG-TERM DEBT

As of December 2012 and 2011, long-term debt consisted of the following:

	2012	2011
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a) (b)	$1,153,658	$1,582,016
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)		500,000
Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	5,850,807	5,925,807
Convertible debenture payable to a finance company due April 1, 2014, plus interest at 16% per annum (d)	350,000	-
Note payable due December 31, 2014 plus interest at 15% per annum (e)	364,671	-
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum (c)	679,867	800,000
Less discount	(173,331)	(333,329)

Total debt	8,225,672	8,474,494
Less: Current maturities	(688,891)	(-)

Total long-term debt	$7,536,781	$8,474,494

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

(c) On December 27, 2011, the Company sold an aggregate of $800,000 of debentures (Debentures) and warrants to purchase 1,333,333 shares of common stock of the Company. The Debentures are payable on July 18, 2013 and interest is payable quarterly, commencing April 1, 2012, at 16% per annum. The warrants are exercisable at any time through December 31, 2016 at $0.60 per share, subject to adjustment as defined in the warrant agreement. The Debentures are convertible into shares of common stock of the Company at $0.50 per share, at any time, subject to limitations, as defined in the agreement. The conversion price and amount may be subject to adjustment. In addition, under certain conditions, the Company has the right to redeem the Debentures at 120% of the principal amount and accrued interest thereon.

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

(d) On October 26, 2012, the Company sold an aggregate of $350,000 of debentures (Debentures) and warrants to purchase 583,333 shares of common stock of the Company at $0.60 per share. The Debentures are payable on April 1, 2014 and interest is payable quarterly, commencing April 1, 2013, at 16% per annum. The nature of the debenture and warrants is the same as in note (c).

(e) On September 1, 2012, the Company borrowed $364,471 from an individual at 15% to be paid back on a monthly basis ending December 2014.

Maturities of long term debt are as follows for the years ended December,

2013	$688,891
2014	7,536,781
$8,225,672

NOTE 8 – DERIVATIVE LIABILITY/FAIR VALUE

As of December 31, 2012, and 2011 derivative liability consisted of the following:

	2012	2011
Warrants	$249,164	$333,329
Conversion feature	-	-

Derivative liability	$249,164	$333,329

The derivative liability related to the outstanding warrants were valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	2012	2011
Risk free interest rate	.72%	.83%
Expected volatility	449%	399%
Expected dividend yield	0%	0%

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

Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or the asset or liability, either directly or indirectly through market corroboration; and

Level 3	Unobservable inputs for the asset or liability.

The Company’s derivative liabilities are considered a Level 3 financial instrument, which were generated on December 27, 2011 and October 24, 2012.

The table below is a summary of changes in the fair value of the Company’s Level 3 assets for the years ended December 31, 2012 and 2011:

Derivative Liability
Balance as of January 1, 2011	$-
Additions	333,329
Gain/loss on derivative	-
Balance as of December 31, 2011	333,329
Additions	70,000
Gain/loss on derivative	(154,165)
Balance as of December 31, 2012	$249,164

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

During 2012 the company issued 470,000 to various non-affiliated and independent contractors and consultants providing various services including marketing, accounting, legal and branding related matters on various projects. Total net expense associated in conjunction with these services was $93,400 and was paid with issuance of the restricted shares.

During 2012 the Company issued 1,149,167 restricted common shares in consideration for the financing charges to certain creditors, for a total expense of $186,367.

In July the Company issued 1,250,000 restricted common shares to the sellers as a purchase consideration towards acquisition of certain technology assets on empowHR, Inc., which was valued at $175,000.

In November 2012, the Company reached an agreement to convert certain long term debt into equity. The Company agreed to issue 2,000,000 shares ($0.25/share) of restricted common shares to certain holder to convert $500,000 seller note into equity. The amount is recorded in common stock payable as of December 31, 2012 because the share were issued subsequent to yearend.

The Company entered into a stock subscription agreement on December 7th, 2012 with certain independent and accredited investors to sell 3 million restricted common shares priced at $0.33 cents per share. $550,000 was received as of December 31, 2012 and is included in common stock payable. The remaining amount was received in January 2013 and the shares were issued in February 2013.

Reserved Shares

As of December 31, 2012, the Company has reserved the following shares of common stock:

Warrants – financing and stock subscription	9,966,944
Conversion – financing	2,059,734
Warrants – Proposed, but unissued, for directors, management and consultants	2,500,000

14,526,678

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In September 2011, the Company entered into a five year lease agreement for its New Jersey facility, which expires on August 31, 2016. As of December 31, 2012 the company’s future minimum lease payments are as follows:

Year Ending December 31,
2013	$65,535
2014	$66,177
2015	$68,103
2016	$46,260
$246,075

Rent Expense for the year ended December 31, 2012 and 2011 was $83,535 and $40,636 respectively.

In July 2011, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed financing in the amount of approximately $500,000. The Company believes that this particular claim is without merit and intends to vigorously defend this action. The case and all claims are still pending; no trial date has been set for trial or other adjudication.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover such claims.

A summary of warrant issuances based on common stock equivalents is as follows:

	Number of Shares	Exercise Price			Weighted Average Exercise Price
Balance at December 31, 2010	5,600,281	$0.60			$0.60
Warrants exercised	-	-
Warrants expired	-	-
Warrants issued with common stock/convertible debt	3,533,333	$0.60			$0.60
Warrants issued for service	250,000	$0.70			$0.70
Balance at December 31, 2011	9,383,614	$0.60	-	$ 0.70	$0.603
Warrants issued with common stock/convertible debt	583,333	$0.60			$0.60
Balance at December 31, 2012	9,966,947	$0.60	-	$ 0.70	$0.603

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2012 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise price
5,600,281	10/25/2016	3.8	$0.60
1,200,000	1/17/2016	3.0	$0.60
600,000	4/5/2016	3.3	$0.60
200,000	1/17/2016	3.0	$0.60
200,000	4/5/2016	3.3	$0.60
250,000	12/31/2015	3.0	$0.70
1,333,333	12/26/2016	4.0	$0.60

583,333	10/25/2017	4.8	$0.60

9,966,947

NOTE 11 – INCOME TAXES

The Company and its subsidiaries file consolidated Federal tax returns. Certain tax years are subject to examination by the Internal Revenue service and certain state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of December 31, 2012, management has determined that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of December 31, 2012, the Company had net operating loss carryforwards of approximately $2,500,000 to reduce future Federal income tax liabilities through 2032, which under regulations of the Internal Revenue Service related to ownership changes are limited under IRC Section 382 to approximately $669,000 per year.  In addition, there is a net operating loss carryforward of approximately $ 1,200,000 which is not subject to the limitation.

As of December 31, 2012, realization of the Company’s deferred tax assets of $4,599,000 was not considered more likely than not and, accordingly, a valuation allowance of $4,599,000 has been provided.

The net change in the valuation allowance during the years ended December 31, 2012 and December 31, 2011 increased by $1,739,000 and $692,000, respectively.

As of December 31, 2012 and 2011, components of deferred tax assets were as follows:

	2012	2011
Amortization of intangibles	$3,365,000	$1,593,000
Allowance for doubtful accounts	241,000	199,000
Net operating losses	993,000	1,068,000
	4,599,000	2,860,000
Valuation allowance	(4,599,000)	(2,860,000)

Net deferred tax asset	$-	$-

For the years ended December 31, 2012 and 2011, the actual tax expense differs from the effective tax expense  (benefit) based on the U. S. Federal Rate of 34%, as follows:

	2011	2010
Expected Federal tax rate	(34.0%)	(34.0%)
Expected state tax rate, net of Federal effect	(6.0%)	(6.0%)
Change in valuation allowance	40.0%	40.0%

	-%	-%

NOTE 12 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company has no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $4,070,000 and $3,352,000 for the years ended December 31, 2012 and December 31, 2011, respectively. There was also an advance of $450,000 given to Q4 India during 2012 that will be repaid during 2013. Additionally, the Company paid Q4 India $1,600,000 to assist them with software development. These costs are shown in other assets but they will be transferred to intangible assets and amortized over five years upon completion.

NOTE 13 – SUBSEQUENT EVENTS

Acquisitions:

Teledata Technology Solutions, Inc.

Effective January 1, 2013, the Company acquired the assets of Teledata Technology Solutions, Inc. and its subsidiaries, Abaris, Inc., Alphasoft Services Corporation and TTS Consulting, Inc. (collectively “TTS”). Upon consummation of the transaction, whereby the Company acquired  certain assets including but not limited to client contracts, trademarks, software technology, employees and other resources  in exchange for: (i) the assumption of certain liabilities of $5,100,000; (ii) cash of $900,000; (iii) earn-out payments equal to $1,500,000 as defined in the Agreement; (iv) 3,000,000 common shares valued at $1,000,000.

TTS had  revenues of approximately $20 million for the calendar year 2012

Acquisition of Momentum Mobile, LLC

On February 26, 2013, effective February 1, 2013, the Company completed acquisition of certain the assets of Momentum Mobile, LLC. The assets including client contracts and employees were transferred in exchange for: (i) cash of $400,000; (ii) earn-out payments up to $800,000 as defined in the Agreement; (iii) 1,000,000 common shares valued at $330,000.

Momentum Mobile had revenues of approximately $1,100,000 for the calendar year 2012

Acquisition of BlazerFish, LLC

On February 26, 2013, effective February 1, 2013, the Company completed acquisition of certain assets of BlazerFish, LLC. The assets including client contracts, intellectual property and employees were transferred in exchange for: (i) cash of $250,000; (ii) earn-out payments equal to $600,000 as defined in the Agreement; (iii) 3,000,000 common shares valued at $1,000,000.

BlazerFish had revenues of approximately $1,500,000 for the calendar year 2012

The following table summarizes the consideration transferred for the three acquisitions and the estimated amounts of identified assets acquired and liabilities assumed on the effective date of the acquisitions:

Fair value of consideration transferred from the acquisitions:
	TTS	Momentum	Blazerfish	Total
Cash	$900,000	$400,000	$250,000	$1,550,000
Common stock	1,000,000	330,000	1,000,000	2,330,000
Contingent payments	1,500,000	800,000	600,000	2,900,000
	$3,400,000	$1,530,000	$1,850,000	$6,780,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer lists/Technology intangibles	$8,500,000	$1,530,000	$1,850,000	$11,880,000
Certain accounts payable and accrued liabilities	(1,832,000)	-	-	(1,832,000)
Senior secured notes payable	(3,268,000)	-	-	(3,268,000)
	$3,400,000	$1,530,000	$1,850,000	$6,780,000

Each of the acquisitions include certain contingent consideration arrangements that require quarterly cash payments beginning June 30, 2013 through March 31, 2015 if the respective entity’s revenue run rate (as defined in the agreements) is 75% or more of its defined base. The range of undiscounted amounts the Company could owe under these arrangements is between $0 and $2,900,000. The fair value of contingent consideration on the acquisition dates(s)  of approximately $2,900,000 was estimated based on the projected revenues of each asset purchase through 2015. The calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as level 3 inputs. Key assumptions include the maintenance of certain customers as well as utilizing certain technology across the Company’s existing client base.

The following unaudited proforma summary presents consolidated information of the company as if these business combinations occurred on January 1, 2012 and includes the amortization of acquired intangibles:

Gross Sales:	$49,249,000

Net Loss:	$(10,579,000)

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 of Form 10-K requires the disclosure of changes in the context of a disagreement with the outbound auditor (Item 304(b) only).

ITEM 9A.                   CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

■ pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

■ provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

■ provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements

Management is committed to continuous improvement in all areas of controls and procedures. The Company has added additional human resources in its accounting and finance departments and instituted additional procedures to review its interim financial statements and significant transactions with audit committee on a regular basis.

Based on this evaluation, our management concluded that our internal controls over financial reporting were operating effectively as of December 31, 2012.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

In order to address certain separation of duties and governance issues the Company has added additional human resources in its accounting and finance departments and instituted additional procedures to review its interim financial statements and significant transactions with audit committee on a regular basis in the spirit of continuing to improve internally.

These additions have improved accountability and created segregation of responsibilities across additional people  which has resulted in improvement in in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the year ending December 31, 2012.

ITEM 9B.                   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name	Age	Position	Period Held
Dhru Desai	51	Chairman / CFO	2010 – Current
Nandu Thondavadi	58	Director / CEO	2010 – Current
William J. (Jeff) Marshall	59	Director	2010 – December 2012
Thomas E. Sawyer	75	Director	2010 – Current

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

William J. (Jeff) Marshall served as the Chief Executive Officer and Chairman of the Board of Directors of Green Earth Technologies, positions he has held since his appointment on February 3, 2008.  From 2006 to 2008, Mr. Marshall served as Managing Partner of CRT Private Equity, the private equity investment arm of CRT Capital Group which absorbed RockRidge Capital Partners in 2006 which Mr. Marshall was the Founder & Senior Managing Partner from 2002 to 2006. From 1996 to 2002, Mr. Marshall was the Senior Managing Partner at VantagePoint Venture Partners with over $3.5 billion under management and four technology investment funds.  From 1985 to 1996, Mr. Marshall was with Bear Stearns where he rose to the rank of a Senior Managing Director, Chief Technology Officer and Head of the Communications Technologies Group (CTG) and where, in addition to his other duties, he worked with the Corporate Finance and Technology Group advising both Public and Private companies on financing, mergers and acquisitions and other strategic transactions.  He was with MCI Communications prior to Bear Stearns.  Mr. Marshall was a member of the board of directors of the Securities Industry Association Technology Committee from 1989 to 2005.  He is a graduate of New York University in Finance and Computer Applications and Information Systems (B.S.), and the Harvard Management Program in Strategic Technology and Business Development.

Mr. Marshall served as a director until December 2012 until he passed away from a sudden illness.

Dr. Thomas E. Sawyer, Ph.D .  is presently the Chairman/CEO of Brazil Gold Corp. a position he has held since 2009 where he is responsible for the strategic planning and organization of this small publicly-traded independent gold exploration company working in Brazil’s Western Amazon basin.  Prior to that, he was the Chairman/CEO of Innova Enterprises, Inc. from 2007 to 2009 where he led the development of patented oil purification technology to reduce waste oil and extend useful life of diesel engines and engine components.  Dr. Sawyer presently serves as a director of Digifonica International Inc., a publicly-traded company exploiting telecommunications patents related to VoIP services. a position he has held since 2007.  He is presently chair of the compensation and audit committees of Digifonica International Inc.  Dr. Sawyer also presently serves as a director of Chief Consolidated Mining, Inc., a position he has held since 2007.  In addition, Dr. Sawyer owns his own consulting business of which he is president and chief executive officer, under the name Sawyer Technologies, LLC, a business he has owned and operated since 2002.  Dr. Sawyer has also served as a trustee of the First European Investment Foundation since 2004 and a senior director of AIM Holdings LTD, Economic Research Institute since 2004.  His prior engagements were as the Chief Technology Officer of Global Light Telecommunications, Inc. from 1998 to 2002, a public company; and as the Chief Executive Officer of NACT Telecommunications, Inc. from 1988 to 1998, a public company.  Dr. Sawyer served in the executive office of three presidential administrations, including serving as a director in the Office of Economic Opportunity, Executive Offices of the President in Washington, D.C. from 1973 to 1974.  Dr. Sawyer has previously served on a number of boards of civic and charitable organizations and as a professor of Brigham Young University from 1974 t0 1978.  Dr. Sawyer received his Ph.D. in Management from Walden University and his Ph.D. in Clinical Psychology from Florida State University.  He also received an M.A. in Business/Urban Affairs from Occidental College and his B.S. in Engineering from U.C.L.A .

Name and address of Officers and Directors *	Amount and nature of beneficial ownership	Percent of class *****

Nandu Thondavadi**	3,100,000	5.2%
Dhru Desai***	3,100,000	5.2%
William J. (Jeff) Marshall	0	0.00%
Dr. Thomas E. Sawyer	150,000	0.20%

All officers and directors as a group	6,350,000	10.6%

*all shareholder addresses are care of the Company, 2850 Golf Road, Suite 405, Rolling Meadows, IL 60008.
** Ownership of shares owned by Lionsgate Irrevocable Trust may be imputed to Mr. Nandu Thondavadi as the trustee and/or certain of the beneficiaries of this family trust are members of his immediate family.
*** Mr. Dhru Desai, owns stock in an irrevocable trust for the benefit of his family, through a controlled entity and in his own name.
***** For each shareholder the calculation of beneficial ownership is based on 59,989,659 shares of commonstock outstanding as of March 29, 2013.

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function.  The Audit Committee is chaired by Mr. Marshall who was considered independent by the Board of Directors. The Company's Board of Directors has determined that Mr. Marshall can serve as the "audit committee financial expert" as defined under Item 407 of Regulation S-K of the 1934 Act.  Mr. Marshall met the current independence and experience requirements of Rule 10a-3 of the 1934 Act. Since passing of Mr. Marshall, , Mr. Thomas Sawyer replaced Mr. Marshall on company’s Audit Committee effective January 1, 2013 . Mr. Sawyer is considered independent by the Board of Directors and also determined to be qualified to serve as the “audit committee financial expert” as defined under Item 407 of Regulation S-K of the 1934 Act. Mr. Sawyer meets the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

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

ITEM 11.                   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its three most recent fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Nandu Thondavadi, CEO	2012	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
	2011	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Dhru Desai, CFO	2012	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
	2011	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.  There were no awards of stock, options or other equity during years ending 2011 and 2012.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2013, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group.

Title of class	Name and address of beneficial owners*	Amount and nature of beneficial ownership	Percent of class*****
Common stock	StoneGate Holdings, Inc.	6,000,000	11%
Common stock	Lionsgate Irrevocable Trust**	3,100,000	5.2%
Common stock	Dandawate Irrevocable Trust	3,100,000	5.2%
Common stock	Dhru Desai***	3,100,000	5.2%
Common stock	Dr. Thomas E. Sawyer	150,000	0.2%

All officers and directors as a group		6,350,000	10.6%

*all shareholders are care of the Company, 2850 Golf Road, Suite 405, Rolling Meadows, IL 60008.
** Ownership of shares owned by Lionsgate Irrevocable Trust may be imputed to Mr. Nandu Thondavadi, an officer and member of the Board of Directors, as the trustee and/or certain of the beneficiaries of this family trust are members of his immediate family.
*** Mr. Dhru Desai, an officer and member of the Board of Directors, owns stock in an irrevocable trust for the benefit of his family, through a controlled entity and in his own name.
***** For each shareholder the calculation of beneficial ownership is based on 59,989,659 shares of commonstock outstanding as of March 29, 2013.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sassetti LLC served as independent auditors for the years ended December 31, 2012 and 2011, and has acted as principal auditor since June 15, 2012.

AUDIT FEES

Fees billed by Sassetti LLC totaled $73,000 for the year ended December 31, 2012. This amount includes fees for the annual audit for the year ended December 31, 2011 and reviews of all of the company’s quarterly reports filed with the SEC during the year ended December 31, 2012. Fees billed by Schulman Wolfson and Abruzzo, LLP totaled $80,000 for the years ended December 31, 2012 and 2011. These amount relate to review of 2012 10K, reissuance of 2011 opinion, fees for the audit for the year ended December 31, 2010 and reviews of the company’s quarterly reports filed with the SEC during the year ended December 31, 2011.

AUDIT-RELATED FEES

Schulman, Wolfson, and Abruzzo, LLP billed $10,000 during 2011 relating to assistance with SEC comment responses. The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

There were no fees billed by the Company's auditors for tax services for fiscal years 2012 and 2011, respectively.

ALL OTHER FEES

There were no other fees billed by the Company's auditors for any other non-audit services rendered to the Company (such as attending meetings and other miscellaneous financial consulting), during the  years ended December 31, 2012 and December 31, 2011, respectively.

PART IV

ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101
The following financial information from Quadrant 4 Systems Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2012 and 2011, (ii) Consolidated Statement of Operations for the years ended December 31, 2012 and 2011, (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2012 and 2011, and (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2011.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

QUADRANT 4 SYSTEMS CORPORATION

Date:	March 29, 2013	By:	/s/ Nandu Thondavadi
		Name:	Nandu Thondavadi
		Title:	President and Chief Executive Officer

Date:	March 29, 2013	By:	/s/Dhru Desai
		Name:	Dhru Desai
		Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 29, 2013	By:	/s/ Nandu Thondavadi
		Name:	Nandu Thondavadi
		Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)
Date:	March 29, 2013	By:	/s/Dhru Desai
		Name:	Dhru Desai
		Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
Date:	March 29, 2013	By:	/s/ Dr. Thomas E. Sawyer
		Name:	Dr. Thomas E. Sawyer
		Title:	Director