Form 10-Q
period 2013-03-31
Quadrant 4 Systems Corp
filed 2013-05-15
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding as of May 15, 2013 was 60,065,071.

TA BLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEMS CORPORATION
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$243,382	$86,770
Accounts Receivables (net of allowance for doubtful accounts of $ 719,753 and $ 603,442 for March 31, 2013 and December 31, 2012 respectively)	6,661,158	4,267,766
Other current assets	1,119,968	1,199,907
Total current assets	8,024,508	5,554,443

Property and equipment - net	4,815	3,500
Other assets	2,457,114	2,566,470
Intangible assets, net	20,508,192	9,785,019
TOTAL ASSETS	$30,994,629	$17,909,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,864,550	$2,962,421
Note payable - Revolver	4,172,554	2,857,396
Current maturities - long term debts, less debt discount	1,949,489	688,891

Total current liabilities	11,986,593	6,508,708

Long term debt less current maturities	9,745,646	7,536,781
Common stock payable	2,704,423	1,163,673
Contingent Earn Outs	3,368,750	-
Derivative liability	191,660	249,164
Total liabilities	27,997,072	15,458,326

Stockholders' Equity
Preferred stock - $0.001 par value; authorized: 10,000,000,000 shares: issued and outstanding: none	-	-
Common stock - $0.001 par value; authorized: 5,000,000,000 shares: issued and outstanding 58,065,071and 54,609,615 at March 31, 2013 and December 31, 2012, respectively	58,065	54,609
Additional paid-in capital	12,760,098	11,631,644
Note receivable - Stockholder	(200,000)	-
Accumulated Deficit	(9,620,606)	(9,235,147)
Total stockholders' equity	2,997,557	2,451,106
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,994,629	$17,909,432

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
Consolidated Statements of Operations

	Three months ending March 31,
	2013	2012

Revenue	$9,907,455	$6,727,639
Cost of revenue	7,543,851	5,316,123
Gross Margin	2,363,604	1,411,516

General and administrative expenses	(1,076,519)	(731,916)
Amortization and depreciation expense	(1,157,072)	(1,011,562)
Interest expense	(572,976)	(432,136)
Derivative gain/(loss)	57,504	(93,330)
Net loss before Income taxes	(385,459)	(857,428)
Income taxes	-	-
Net loss	$(385,459)	$(857,428)

Net loss per common share- basic and diluted	$(0.01)	$(0.02)

Weighted average common shares - basic and diluted	56,964,893	51,740,448

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
Consolidated Statements of Cash Flows

	For the Three Months Ending
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(385,459)	$(857,428)

Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative Loss / (gain)	(57,504)	93,330
Accretion of interest	67,221	41,668
Amortization and depreciation	1,157,072	1,011,813
Doubtful accounts	78,610	69,977
Issuance of Stock for services and interest	(8,811)	-
Changes in assets and liabilities
Accounts receivable	(2,472,002)	322,999
Other current assets	79,939	(805,458)
Other assets	(39,168)	109,841
Accounts payable and accrued expenses	1,538,879	24,779

Net cash (used in) provided by operating activities	(41,223)	11,521

Cash flows from investing activities:

Purchase of fixed assets	(1,565)	-
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,900,000 and issuance of common stock of $2,330,000)	(1,550,000)

Net cash used in investing activities	(1,551,565)	-

Cash flows from financing activities:

Proceeds from sales of common stock	300,000	-
(Decrease) increase in note payable - factor	1,315,158	(548,110)
Payments of long-term debt	(705,758)	(325,000)
Payments of notes payable	-	(140,000)
Proceeds from long term debt	840,000	-

Net cash provided by (used in) financing activities	1,749,400	(1,013,110)

Net increase (decrease) in cash	156,612	(1,001,589)

Cash - Beginning of period	86,770	1,079,248

Cash - End of period	$243,382	$77,659

Supplemental disclosure of noncash information
Cash paid for:
Interest	$315,607	$576,191
Income taxes	$-	$-

Noncash transactions

Noncash considerations for acquisitions	$5,230,000	$-

See notes to the consolidated financial statements

QUADRANT 4 SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 –ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (the “Company or Q4”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc. and changed its business model and name on March 31, 2011. Q4 operated its business through its two wholly owned subsidiaries, Q4 Solutions, Inc. and Q4 Consulting, Inc. until December 2012. During the first quarter of 2013, Q4 formed two additional subsidiaries, namely Q4 Cloud, Inc. and Q4 Mobility, Inc. to launch its cloud and mobile businesses as part of its SMAC (Social – Mobile – Analytics – Cloud) business strategy.

Operations

The primary business model of the Company is to provide SMAC and IT related technology, products and services. Q4 is building an integrated platform that provides its clients a unified SMAC solution specific to the Healthcare, Retail and Financial Services verticals.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations under Regulation S-X of the U.S. Securities and Exchange Commission for Form 10-Q, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Quadrant 4 Systems Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2012. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012, as reported in the Form 10-K, have been omitted.

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.  These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2012.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Q4 Consulting, Inc., Q4 Solutions, Inc., Q4 Cloud, Inc., and Q4 Mobility, Inc.

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

For the quarters ending March 31, 2013 and 2012, there were 12,266,947 and 10,983,614, respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

NOTE 4 – ACQUISITIONS

Teledata Technology Solutions, Inc.

Effective February 1, 2013, the Company acquired the assets of Teledata Technology Solutions, Inc. and its subsidiaries, Abaris, Inc., Alphasoft Services Corporation and TTS Consulting, Inc. (collectively “TTS”). Upon consummation of the transaction, whereby the Company acquired  certain assets including but not limited to client contracts, trademarks, software technology, employees and other resources  in exchange for: (i) the assumption of certain liabilities of $5,100,000; (ii) cash of $900,000; (iii) earn-out payments equal to $1,500,000 as defined in the Agreement; (iv) 3,000,000 common shares valued at $1,000,000.

TTS had revenues of approximately $20 million for the calendar year 2012.

Acquisition of Momentum Mobile, LLC

On February 26, 2013, effective February 1, 2013, the Company completed acquisition of certain the assets of Momentum Mobile, LLC. The assets including client contracts and employees were transferred in exchange for: (i) cash of $400,000; (ii) earn-out payments up to $800,000 as defined in the Agreement; (iii) 1,000,000 common shares valued at $330,000.

Momentum Mobile had revenues of approximately $1,100,000 for the calendar year 2012.

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

BlazerFish had revenues of approximately $1,500,000 for the calendar year 2012.

The following table summarizes the consideration transferred for the three acquisitions and the estimated amounts of identified assets acquired and liabilities assumed on the effective date of the acquisitions:

Fair value of consideration transferred from the acquisitions:
	TTS	Momentum	BlazerFish	Total
Cash	$900,000	$400,000	$250,000	$1,550,000
Common stock	1,000,000	330,000	1,000,000	2,330,000
Contingent payments	1,500,000	800,000	600,000	2,900,000
	$3,400,000	$1,530,000	$1,850,000	$6,780,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer lists intangibles	$7,650,000	$1,530,000	$185,000	$9,365,000
Technology stack intangibles	850,000		1,665,000	2,515,000
Certain accounts payable and accrued liabilities	(1,832,000)	-	-	(1,832,000)
Notes payable	(3,268,000)	-	-	(3,268,000)
	$3,400,000	$1,530,000	$1,850,000	$6,780,000

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

The following unaudited proforma summary presents consolidated information of the company as if these business combinations occurred on January 1, 2013 and includes the amortization of acquired intangibles:

Gross Sales:	$11,464,408

Net Loss:	$(492,089)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2013	December 31, 2012
Customer list – Q4 Consulting	$7,131,196	$7,131,196
Customer list – Q4 Solutions	5,561,000	5,561,000
Technology stack – Q4 Solutions	5,600,000	5,600,000
Technology stack – Empower HR	175,000	175,000
Customer list – Q4 Cloud	7,650,000	-
Technology stack – Q4 Cloud	850,000	-
Customer list – Q4 Mobility	1,715,000	-
Technology stack – Q4 Mobility	1,665,000	-
	30,347,196	18,467,196
Accumulated amortization	(9,839,004)	(8,682,177)
	$20,508,192	$9,785,019

For the three months ending March 31, 2013, the change in intangible assets was as follows:

Beginning of the Year	$9,785,019
Additions	11,880,000
Amortization	(1,156,827)
End of the quarter	$20,508,192

For the quarters ending March 31, 2013 and 2012, amortization expense was $1,156,827 and $ 1,011,563, respectively.

NOTE 6 – NOTE PAYABLE - REVOLVER

As amended in February 2013, the Company entered into an agreement with a financing company providing a revolving line of credit. Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the financing company in return for a maximum line of credit of $6,500,000. The agreement is automatically renewable on the anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $65,000, a service fee of 0.825% per month, and interest at prime (at minimum of 5%) plus 2% per annum.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
Note payable due December 31, 2014, as extended, plus interest at 5% per annum	$1,160,825	$1,153,658

Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum	5,430,807	5,850,807
Convertible debenture payable to a finance company due April 1, 2014, plus interest at 16% per annum	350,000	350,000
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum	679,867	679,867
Note payable due December 31, 2014 plus interest at 15% per annum	324,624	364,671
Note payable due February 6, 2015 plus interest at 10% per annum (a)	1,000,000	-
Note payable due May 6, 2014 plus interest at 16% per annum (a)	1,585,500	-
Note payable due May 9, 2013 plus interest at 16% per annum (a)	674,057	-
Note payable due June 30, 2013 plus interest at 12% per annum (b)	314,833	-
Note payable due June 30, 2013 plus interest at 12% per annum (c)	280,730	-
Less Discount	(106,110)	(173,331)
Total debts	11,695,135	8,225,672
Less: Current maturities	(1,949,489)	(688,891)
Total long-term debt	$9,745,646	$7,536,781

(a)	On February 8th, 2013, the Company issued three separate notes of varying maturity and varying amounts for the purchase of Teledata Technology Solutions’ assets.

(b)	During the first quarter, the Company borrowed short term funds of $314,833 at the interest rate of 12% per annum to be retired in full on or before June 30th, 2013.

(c)	During the first quarter, the Company borrowed short term funds of $280,730 at the interest rate of 12% per annum to be retired in full on or before June 30th, 2013.

NOTE 8 - DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

	March 31, 2013	December 31, 2012
Warrants	$191,660	$249,164
Conversion feature	-	-

Derivative liability	$191,660	$249,164

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at March 31, 2013:

	March 31, 2013	December 31, 2012
Risk free interest rate	.72%	.72%
Expected volatility	440%	449%
Expected dividend yield	0	0

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

As of March 31, 2013, the Company has reserved the following shares of common stock:

Warrants – financing and stock subscription	9,966,944
Conversion – financing	2,059,734
Warrants – Proposed, but unissued, for directors, management and consultants	2,500,000
14,526,678

NOTE 10 – CONTINGENCIES

In July 2012, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed financing in the amount of approximately $500,000. The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The Company has also filed a counterclaim relating to the improper nature of the litigation.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover such claims.

NOTE 11 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company and its management team have  no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $ 970,000 and $1,161,935 for the three months ending March 31, 2013 and March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending March 31, 2013 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

QUADRANT 4 SYSTEMS CORPORATION ("Q4", "we", "us", "our", or the "Company") is a publicly held company engaged in the information technology sector focusing on the SMAC offerings.  The Company was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its business model and name in June 2010. Q4 operates four wholly owned subsidiaries, namely Q4 Consulting, Inc., Q4 Solutions, Inc., Q4 Cloud, Inc., and Q4 Mobility, Inc.

The Company completed certain significant acquisitions in this quarter which are reflected in the accompanying financial statements.  The Company is actively pursuing a business model to position itself as a leader in the SMAC segment of the IT business.

Business Strategy

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

Growth through synergistic and Accretive acquisitions: We believe that opportunities continue to exist in the fragmented market in which we operate to expand our business through selective strategic acquisitions, joint ventures and strategic alliances. We believe that acquisition and joint venture candidates may enable us to expand our geographic presence, service offering and capabilities more rapidly. For example, in 2012 we completed the acquisition of empowHR Inc., a provider of SaaS based solution for Healthcare Benefits Administration solutions. This acquisition allowed us to accelerate development of our Healthcare Information Exchange (HIX) product platform by integrating acquired technologies into our platform. The Company will continue to carefully evaluate such opportunities available to enter into transactions that will help Q4 accelerate both technology development and client acquisition to complement its organic growth strategies.

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

Core Business

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending March 30,
	2013	2012	Increase/ (Decrease)	Percent
Revenue	$9,907,455	$6,727,639	$3,179,816	47%
Cost of Revenue	(7,543,851)	(5,316,123)	2,227,728	42%
Gross Margin	2,363,604	1,411,516	952,088	67%
General and administrative expenses	(1, 076,519)	(731,916)	344,603	47%
Amortization of intangible assets	(1, 157,072)	(1,011,562)	145,510	14%
Interest and derivative expense	(572,976)	(432,136)	140,810	33%
Derivative gain/(loss)	57,504	(93,330)	150,834	162%
Net loss	$(385,459)	$(857,428)	$471,969	55%

Comparison of Three Months Ending March 31, 2013 and 2012

REVENUES

Revenues for the first quarter ending March 31, 2013 totaled $9,907,455 compared to $6,727,639 of revenue during the same period in 2012.  The increase in revenues of $3,179,816 or 47% over the previous first quarter was primarily due to acquisition of assets during this quarter. Revenues were comprised of service-related sales of software programming, consulting and development services.

Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

Cost of revenue for the first quarter ending March 31, 2013 totaled $7,543,851 compared to $5,316,123 during the same period in 2012.  The increase in cost of revenue of $2,227,728, or 42% over the previous first quarter, was due primarily increase in revenues in the first quarter of 2013. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $952,088, or 67% over the previous first quarter, resulted primarily from increased revenues, the gross margin percentage increased to approximately 24% from 21% during the same period of 2012.

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the first quarter ending March 31, 2013 totaled $1,076,519 compared to $731,916 during the same period in 2012.  The increase in selling, general & administrative expenses of $344,603 or 47% over the previous first quarter was due to increased costs of integrating the acquisitions and building new vertical sales force during the first quarter of 2013.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the first quarter ending March 31, 2013 totaled $1,157,072 compared to $1,011,562 during the same period in 2012.   The increase in amortization expense of $145,510 was due to acquisition occurred during the first quarter of 2013.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST AND DERIVATIVE EXPENSE

Financing and interest costs and derivative expenses for the first quarter ending March 31, 2013 totaled $515,472 compared to $525,466 during the same period in 2012.  The increase in financing, interest costs and derivative expenses of $9,994 or less than 1% over the previous first quarter.

NET LOSS

The Company reported a net loss of $385,459 for the first quarter ending March 31, 2013 compared to $857,428 for the same period in 2012.  The decrease of $471,969, or 55% over the previous first quarter, was due to increase in revenues, a increase in gross profit margin, in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarters ending March 31, 2013 and March 31, 2012 is calculated as follows:

	March 31, 2013	March 31, 2012
Net Loss (GAAP Basis)	$(385,459)	$(857,428)
Interest expense	572,976	432,136
Derivative (gain)/loss	(57,504)	93,330
Amortization and depreciation expense	1,157,072	1,011,562
Income Taxes	-	-
EBITDA	$1,287,085	$679,600

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the first quarter ending March 31, 2013 increased by $607,485 or 89% over the previous first quarter due to improved performance and acquisition of additional assets.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had an accumulated deficit of $9,620,606 as compared to $9,235,147 at December 31, 2012.  As of March 31, 2013, we had a working capital deficit of $3,962,085 as compared to $954,265 at December 31, 2012.

We have no material commitments for capital expenditures.

Net cash used by operations for the three months ending March 31, 2013 was $41,223 as compared to cash provided by operating activities of $11,521 for the three months ending March 31, 2012. The decrease in cash used in operating activities in 2013 compared to 2012 was primarily due to increase in revenue and accounts receivable during three months period ending March 31, 2013.

Net cash used for investing activities was $1,551,565 for the three months ending March 31, 2013 compared to nil during the same three months ending March 31, 2012. The increase was primarily due to acquisition of assets.

Net cash provided in financing activities for the three months ending March 31, 2013 was $1,749,400 as compared to cash used $1,013,110 for the three months ending March 31, 2012.   The increase in cash provided in financing activities in 2013 compared to 2012 was primarily due to equity contribution and additional debt.

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

The Company is currently discussing with the lenders whose loans are coming due to extend their terms. The Company believes its resources are adequate to fund its current operations for the next 12 months.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending March 31, 2013.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements included elsewhere in this Report and in Note 2 to the financial statements included in our Annual Report filed under Form 10-K for the year ending December 31, 2012. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The following are a summary of the significant accounting estimates and policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results.

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

Changes in internal control over financial reporting.   There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2012, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed receivable financing and acquisition financing arrangements.  The plaintiff is seeking a $500,000 fee for issuance of a term sheet for financing which was ultimately not provided and which the Company contends was not available because the plaintiff was unable to deliver.  The amount sought appears in all respects to be an excessive penalty relative to the financing which penalties are not generally enforced by courts.  The Company believes that this particular claim is without merit and intends to vigorously defend this action.  The case and all claims are still pending; no final date has been set for trial or other adjudication.

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

There were no sales of unregistered equity securities in the first quarter of 2013.

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

101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 (unauditied) and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the three months ending March 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending March 31, 2013 and 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

May 13, 2013	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director