Form 10-Q
period 2013-06-30
Quadrant 4 Systems Corp
filed 2013-08-13
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________to_______

Commission File Number 33-42498

Q4 SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes ☐    No ☒

The number of shares of common stock outstanding as of August 12, 2013 was 66,815,071.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Q4 SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$68,471	$86,770
Accounts Receivables (net of allowance for doubtful accounts of $ 782,966 and $ 603,442 for June 30, 2013 and December 31, 2012 respectively)	6,572,856	4,267,766
Other current assets	736,193	1,199,907
Total current assets	7,377,520	5,554,443

Property and equipment - net	11,239	3,500
Other assets	2,839,022	2,566,470
Intangible assets, net	19,165,837	9,785,019
TOTAL ASSETS	$29,393,618	$17,909,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,563,299	$2,962,421
Note payable - Revolver	4,400,600	2,857,396
Current maturities - long term debts, less debt discount	1,889,458	688,891

Total current liabilities	12,853,357	6,508,708

Long term debt less current maturities	9,047,026	7,536,781
Common stock payable	1,304,423	1,163,673
Contingent Earn Outs	2,900,000	-
Derivative liability	134,152	249,164
Total liabilities	26,238,958	15,458,326

Stockholders' Equity
Common stock - $0.001 par value; authorized: 200,,000,000 shares: issued and outstanding 63,065,071and 54,609,615 at June 30, 2013 and December 31, 2012, respectively	63,065	54,609
Additional paid-in capital	14,175,648	11,631,644
Accumulated Deficit	(11,084,053)	(9,235,147)
Total stockholders' equity	3,154,660	2,451,106
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,393,618	$17,909,432

See notes to the consolidated financial statements

Q4 SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2013	2012	2013	2012

Revenue	$9,097,604	$6,656,920	$19,005,059	$13,384,559
Cost of revenue	6,681,494	5,369,565	14,225,345	10,685,688
Gross Margin	2,416,110	1,287,355	4,779,714	2,698,871

General and administrative expenses	(1,264,312)	(793,019)	(2,340,831)	(1,524,935)
Amortization and depreciation expense	(1,342,605)	(1,011,559)	(2,499,677)	(2,023,121)
Legal Judgment -Financing	(692,000)	-	(692,000)	-
Interest expense	(638,148)	(407,903)	(1,211,124)	(840,039)
Derivative gain	57,508	93,336	115,012	6
Net loss before income taxes	(1,463,447)	(831,790)	(1,848,906)	(1,689,218)
Income taxes	-	-	-	-
Net loss	$(1,463,447)	$(831,790)	$(1,848,906)	$(1,689,218)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Weighted average common shares - basic and diluted	60,010,126	51,740,448	58,358,431	51,740,448

See notes to the consolidated financial statements

Q4 SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ending June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,848,906)	$(1,689,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative gain	(115,012)	(6)
Accretion of interest	134,443	111,110
Amortization and depreciation	2,499,677	2,023,631
Doubtful accounts	179,524	136,867
Issuance of Stock for services	27,550	-
Changes in assets and liabilities
Accounts receivable	(2,484,614)	224,331
Other current assets	463,714	(925,460)
Other assets	(272,552)	128,524
Accounts payable and accrued expenses	1,768,878	419,753

Net cash provided by operating activities	352,702	429,531

Cash flows from investing activities:
Purchase of fixed assets	(8,239)	-
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,900,000 and accrual/issuance of common stock of $2,330,000)	(1,550,000)	-

Net cash used in investing activities	(1,558,239)	-

Cash flows from financing activities:
Proceeds from sales of common stock	300,000	-
Proceeds from Long Term Debt	840,000	-
(Decrease) increase in note payable - revolver	1,543,204	(811,415)
Payments of long-term debt	(1,495,966)	(436,189)
Payments of notes payable	-	(140,000)

Net cash (used in) provided by financing activities	1,187,238	(1,387,604)

Net decrease in cash	(18,299)	(958,073)

Cash - Beginning of year	86,770	1,079,248

Cash - End of year	$68,471	$121,175

Supplemental disclosure of noncash information
Cash paid for:
Interest	$750,962	$871,632
Income taxes	$-	$-

Noncash transactions
Increase in common stock payable	$140,750	$-
Noncash considerations for acquisitions	$5,230,000	$-

See notes to the consolidated financial statements

Q4 SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (the “Company” or “Q4”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc. and changed its business model and name on March 31, 2011. Q4 operated its business through its two wholly owned subsidiaries, Q4 Solutions, Inc. and Q4 Consulting, Inc. until December 2012. During the first quarter of 2013, Q4 formed two additional subsidiaries, namely Q4 Cloud, Inc. and Q4 Mobility, Inc. to launch its cloud and mobile businesses as part of its SMAC (Social – Mobile – Analytics – Cloud) business strategy. On April 25, 2013, the Florida Company did a statutory merger with its Illinois Company, Q4 Systems Corporation with the Illinois Company being the surviving entity. On May 1, 2013, Quadrant 4 Solutions, Inc. did a statutory merger with its Illinois Company, Q4 Solutions, Inc. with the Illinois Company as the surviving entity. These actions were taken to reduce the compliance requirements and also to build the Q4 brand. The surviving Illinois parent has 200,000,000 authorized shares of common stock with a par value of $0.001 per share.

Operations

The primary business model of the Company is to provide SMAC and IT related technology, products and services. Q4 is building an integrated platform that provides its clients a unified SMAC solution specific to the Healthcare, Retail and Financial Services verticals. Q4 Health, a business unit of Q4 has launched QHIX, its health insurance exchange platform to assist private and public exchanges as mandated by the Affordable Care Act.

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

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2012.The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

For the quarters ending June 30, 2013 and 2012, there were 12,026,678 and 10,983,614, respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Derivatives

We account for derivatives pursuant to ASC 815. All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in earnings.

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

The following table summarizes the consideration transferred for the three acquisitions and the estimated amounts of identified assets acquired and liabilities assumed on the effective date of the acquisitions:

Fair value of consideration transferred from the acquisitions:
	TTS	Momentum	BlazerFish	Total
Cash	$900,000	$400,000	$250,000	$1,550,000
Common stock	1,000,000	330,000	1,000,000	2,330,000
Contingent payments	1,500,000	800,000	600,000	2,900,000
	$3,400,000	$1,530,000	$1,850,000	$6,780,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer lists intangibles	$7,650,000	$1,530,000	$185,000	$9,365,000
Technology stack intangibles	850,000	-	1,665,000	2,515,000
Certain accounts payable and accrued liabilities	(1,832,000)	-	-	(1,832,000)
Notes payable	(3,268,000)	-	-	(3,268,000)
	$3,400,000	$1,530,000	$1,850,000	$6,780,000

Each of the acquisitions include certain contingent consideration arrangements that require quarterly cash payments beginning June 30, 2013 through March 31, 2015 if the respective entity’s revenue run rate (as defined in the agreements) is 75% or more of its defined base. The range of undiscounted amounts the Company could owe under these arrangements is between $0 and $2,900,000. The fair value of contingent consideration on the acquisition dates(s) of approximately $2,900,000 was estimated based on the projected revenues of each asset purchase through 2015. The calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as level 3 inputs. Key assumptions include the maintenance of certain customers as well as utilizing certain technology across the Company’s existing client base. For the quarter ended June 30, 2013 each entity achieved their specific contingent consideration arrangements.

The following unaudited proforma summary presents consolidated information of the company as if these business combinations occurred on January 1, 2013 and includes the amortization of acquired intangibles:

Gross Sales:	$20,562,012

Net Loss:	$(1,955,536)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2013	December 31, 2012
Customer list – Q4 Consulting	$7,131,196	$7,131,196
Customer list – Q4 Solutions	5,561,000	5,561,000
Technology stack – Q4 Solutions	5,600,000	5,600,000
Technology stack – Empower HR	175,000	175,000
Customer list – Q4 Cloud	7,650,000	-
Technology stack – Q4 Cloud	850,000	-
Customer list – Q4 Mobility	1,715,000	-
Technology stack – Q4 Mobility	1,665,000	-
	30,347,196	18,467,196
Accumulated amortization	(11,181,359)	(8,682,177)
	$19,165,837	$9,785,019

For the six months ending June 30, 2013, the change in intangible assets was as follows:

Beginning of the Year	$9,785,019
Additions	11,880,000
Amortization	(2,499,182)
End of the quarter	$19,165,837

For the quarters ending June 30, 2013 and 2012, amortization expense was $1,342,605 and $ 1,011,559, respectively.

NOTE 6 – NOTE PAYABLE - REVOLVER

As amended in February 2013, the Company entered into an agreement with a financing company providing a revolving line of credit. Under the agreement, the Company assigned certain accounts receivable, including purchased accounts receivable, to the financing company in return for a maximum line of credit of $6,500,000. The agreement is automatically renewable on the anniversary unless cancelled by the parties. Fees under the agreement consist of a commitment fee of $65,000, a service fee of 0.65% per month, and interest at prime (at minimum of 5%) plus 2% per annum.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012
Note payable due December 31, 2014, as extended, plus interest at 5% per annum	$1,160,825	$1,153,658

Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum	5,110,807	5,850,807
Convertible debenture payable to a finance company due April 1, 2014, plus interest at 16% per annum	350,000	350,000
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum (c)	679,867	679,867
Note payable due December 31, 2014 plus interest at 15% per annum	283,207	364,671
Note payable due February 6, 2015 plus interest at 10% per annum (a)	1,000,000	-
Note payable due May 6, 2014 plus interest at 16% per annum (a)	1,585,500	-
Note payable due May 9, 2013 plus interest at 16% per annum (a)(c)	558,471	-
Note payable due June 30, 2013 plus interest at 12% per annum (b)(c)	246,695	-
Less Discount	(38,888)	(173,331)
Total debts	10,936,484	8,225,672
Less: Current maturities	(1,889,458)	(688,891)
Total long-term debt	$9,047,026	$7,536,781

(a)	On February 8th, 2013, the Company issued three separate notes of varying maturity and varying amounts for the purchase of Teledata Technology Solutions’ assets.
(b)	During the first quarter, the Company borrowed short term funds of $314,833 at the interest rate of 12% per annum to be retired in full on or before June 30th, 2013.
(c)	For these notes, management is working with noteholders to extend these notes based on their current terms.

NOTE 8 - DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

	June 30, 2013	December 31, 2012
Warrants	$134,152	$249,164
Conversion feature	-	-

Derivative liability	$134,152	$249,164

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at June 30, 2013:

	June 30, 2013			December 31, 2012
Risk free interest rate	.41%	-	.72%	.72%
Expected volatility			433%	449%
Expected dividend yield			0	0

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

As of June 30, 2013, the Company has reserved the following shares of common stock:

Warrants – financing and stock subscription	9,966,944
Conversion – financing	2,059,734
Warrants – Proposed, but unissued, for directors, management and consultants	2,500,000
14,526,678

NOTE 10 – CONTINGENCIES

In July 2012, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed financing term sheet that company had entered into in early 2012. On July 13, 2013, the presiding court ordered the Company to pay a judgment in the approximate amount of $692,000, which has been accrued at June 30, 2013. Management is currently strategizing with its legal counsel the merits of appealing the judgment or proposing, a practical payment plan.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance

NOTE 11 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India. The Company and its management team have no ownership, directly or indirectly, in these key suppliers and subcontractors. Payments made to India suppliers and subcontractors were $975,000 and $1,200,000 for the three months ending June 30, 2013 and June 30, 2012, respectively and $1,840,000 and $1,610,000 for the six months ending June 30, 2013 and June 30, 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending June 30, 2013 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Q4 Systems Corporation ("Q4", "we", "us", "our", or the "Company") is a publicly held company engaged in the information technology sector focusing on the SMAC offerings. The Company was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its business model and name in June 2010. Q4 operates four wholly owned subsidiaries, namely Q4 Consulting, Inc., Q4 Solutions, Inc., Q4 Cloud, Inc., and Q4 Mobility, Inc.

The Company is actively pursuing a business model to position itself as a leader in the SMAC segment of the IT business. Q4 Health, a business unit of Q4 has launched QHIX, its health insurance exchange platform to assist private and public exchanges as mandated by the Affordable Care Act.

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending June 30,
	2013	2012	Increase/ (Decrease)	Percent
Revenue	$9,097,604	6,656,920	2,440,684	37%
Cost of Revenue	(6,681,494)	(5,369,565)	(1,311,929)	24%
Gross Margin	2,416,110	1,287,355	1,128,755	88%
General and administrative expenses	(1,264,312)	(793,019)	(471,293)	59%
Amortization of intangible assets	(1,342,605)	(1,011,559)	(331,046)	33%
Interest, Legal Judgment –Financing and derivative gain	(1,272,640)	(314,567)	(958,073)	305%
Net loss	$(1,463,447)	$(831,790)	$(631,657)	76%

	Six months ending June 30,
	2013	2012	Increase/ (Decrease)	Percent
Revenue	$19,005,059	$13,384,559	$5,620,500	42%
Cost of Revenue	(14,225,345)	(10,685,688)	(3,539,657)	33%
Gross Margin	4,779,714	2,698,871	2,080,843	77%
General and administrative expenses	(2,340,831)	(1,524,935)	(815,896)	54%
Amortization of intangible assets	(2,499,677)	(2,023,121)	(476,556)	24%
Interest, Legal Judgment –Financing and derivative gain	(1,788,112)	(840,033)	(948,079)	113%
Net loss	$(1,848,906)	$(1,689,218)	$(159,688)	9%

Comparison of Three Months and Six Months Ending June 30, 2013 and 2012

REVENUES

Revenues for the second quarter ending June 30, 2013 totaled $9,097,604 compared to $6,656,920 of revenue during the same period in 2012.There is an increase in revenues of $2,440,684, or 37% over the previous second quarter. Revenues were comprised of service-related sales of software programming, consulting and development services.

Revenues for the six months ending June 30, 2013 totaled $19,005,059 compared to $13,384,559 of revenue during the same period in 2012. There is an increase in revenues of $ 5,620,500, or 42% over the previous six month period in 2012.

Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

Cost of revenue for the second quarter ending June 30, 2013 totaled $6,681,494 compared to cost of revenue of $5,369,565 during the same period in 2012. The increase in cost of revenue of $1,311,929, or 24% over the previous second quarter, was due primarily to the increase in revenues in 2013. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the six months ending June 30, 2013 totaled $14,225,345 compared to cost of revenue of $10,685,688 during the same period in 2012.The increase in cost of revenue of $3,539,657, or 33% over the previous second quarter, was due primarily to the increase in revenues in the second quarter of 2013.Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $1,128,755, or 88% over the previous second quarter, resulted primarily from increased revenues, the gross margin percentage increased from approximately 19% in the second quarter of 2012 to 27% in the second quarter of 2013.

The increase in gross margin of $2,080,843, or 77% over the previous six month period, resulted primarily from decreased revenues, the gross margin percentage increased from approximately 20% in the six months period 2012 to 25% in the six month period 2013.

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the second quarter ending June 30, 2013 totaled $1,264,312 compared to selling, general & administrative expenses of $793,019 during the same period in 2012.The increase in selling, general & administrative expenses of $471,293, or 59% over the previous second quarter, was due to the inclusion of selling, general & administrative expenses and increased costs of integrating the acquisition of three new business entities (acquired February 1, 2013).

Selling, general & administrative expenses for the six months ending June 30, 2013 totaled $2,340,831 compared to selling, general & administrative expenses of $1,524,935 during the same period in 2012.The increase in selling, general & administrative expenses of $815,896, or 54% over the previous six month period, was due to the inclusion of selling, general & administrative expenses from the Company’s acquisitions on February 1, 2013 and increased costs associated with integration of these new businesses during the six months ending June 30, 2013.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the second quarter ending June 30, 2013 totaled $1,342,605 compared to $1,011,559 during the same period in 2012. The increase in amortization expense of $331,046 was due to the additional amortization expenses from intangible assets acquired in connection with the acquisition of Teledata, Momentum Mobile and Blazer fish during the last quarter. Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization expense for the six months ending June 30, 2013 totaled $2,499,677 compared to $2,023,121 during the same period in 2012. The increase in amortization expense of $476,556 was due to the additional amortization expense from intangible assets acquired in connection with the acquisition of Teledata, Momentum Mobile and blazer fish during the last quarter. Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST, LEGAL JUDGEMENT - FINANCING AND DERIVATIVE EXPENSE

Financing and interest costs and derivative expenses for the second quarter ending June 30, 2013 totaled $1,272,640 compared to $314,567 during the same period in 2012.The increase in financing, interest costs and derivative expenses of $958,073 or 305% over the previous second quarter, was due to item of Legal Judgment finance, increase in long-term debt to finance the Company’s acquisitions and the note payable-revolver, as well as due to the decrease in gain from derivatives associated with the prior issuance of certain warrants.

Financing and interest costs and derivative expenses for the six months ending June 30, 2013 totaled $1,788,112 compared to $840,033 during the same period in 2012.The increase in financing and interest costs of $948,079 or 113% over the previous six month period, was due to item of Legal Judgment finance, increased interest on notes payable and long-term debt to finance the Company’s acquisitions and the note payable-revolver, amortization of debt discount as well as the derivative expense associated with the prior issuance of certain warrants.

NET LOSS

The Company reported a net loss of $1,463,447 for the second quarter ending June 30, 2013 compared to net loss of $831,790 for the same period in 2012.The increase of $631,657, or 76% over the previous second quarter, was due to increase in revenues, an increase in gross profit margin offset by an and increase in selling, general and administrative expenses, legal settlement, interest and amortization in the current period as compared to the prior period.

The Company reported a net loss of $1,848,906 for the six months ending June 30, 2013 compared to net loss of $1,689,218 for the same period in 2012.The increase of $159,688, or 9% over the previous six month period due to increase in revenues, an increase in gross profit margin offset by an increase in selling, general and administrative expenses, legal settlement, amortization and interest costs, in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarters ending June 30, 2013 and June 30, 2012 is calculated as follows:

	June 30, 2013	June 30, 2012
Net Loss (GAAP Basis)	$(1,463,447)	$(831,790)
Interest, Legal Judgment –Financing and derivative gain	1,272,640	314,567

Amortization expense	1,342,605	1,011,559

Income Taxes	-	-
EBITDA	$1,151,798	$494,336

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ending June 30, 2013 and June 30, 2012 is calculated as follows:

	June 30, 2013	June 30, 2012
Net Loss (GAAP Basis)	$(1,848,906)	$(1,689,218)
Interest, Legal Judgment –Financing and derivative gain	1,788,112	840,033

Amortization expense	2,499,677	2,023,125

Income Taxes	-	-
EBITDA	$2,438,883	$1,173,940

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending June 30, 2013 increased by $657,462 or 133% over the previous six-month period.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the six months ending June 30, 2013 increased by $1,264,947 or 108% over the previous six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had an accumulated deficit of $11,084,053 as compared to $9,235,147 at December 31, 2012. As of June 30, 2013, we had a working capital deficit of $5,475,837 as compared to $954,265 at December 31, 2012.

We have no material commitments for capital expenditures.

Net cash provided by operations for the six months ending June 30, 2013 was $352,702 as compared to net cash provided by operations of $429,531 primarily relating to an increase in Accounts receivable and accounts payable.

Net cash used in investing activity for the six months ending June 30, 2013 was $1,558,239 primarily relating to the Acquisitions of businesses.

Net cash received in financing activities for the six months ending June 30, 2013 was $1,187,238. Net cash used in financing activities during the six months ending June 30, 2012 was $1,387,604. The increase in cash received in financing activities in 2013 compared to 2012 was due primarily to increase in note payable factor and issue of shares which was partly utilized to pay down other debt.

The Company was reliant on proceeds from the sale of stock in 2013 and proceeds from borrowings to provide working capital. A tightening of capital markets can reduce or eliminate funding sources causing a decrease in our liquidity and an inability to generate revenues from new lending activities.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending June 30, 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Estimates .The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. We have made estimates for doubtful accounts of accounts receivable, fair values of our customer lists and the estimated useful lives for the amortization of our customer lists. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the value of customer lists and other intangible assets, values which are not readily apparent from other sources.

Fair Value of Financial Instruments .The Company considers the carrying amounts of financial instruments, including cash, accounts receivable and accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities and notes payable.

Accounts and Unbilled Receivables .Accounts and unbilled receivables consist of amounts due from customers. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness and current economic trends.

Intangible Assets .Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets. The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down the intangible assets for such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed. Customer lists were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five years.

Revenue Recognition .Revenue is recognized when it has persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured. Revenue is recognized in the period the services are provided.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not effective as of June 30, 2013, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2012, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed financing. On July 13, 2013, the presiding court ordered the company to pay the fees in the amount of $691,718.93. While the company’s legal team is strategizing the merits of an appeal or proposing a practical payment plan.

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

There were no sales of unregistered equity securities in the first six months of 2013.

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

101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 (unauditied) and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the six  months ending June 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ending June 30, 2013 and 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

August 12, 2013	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director