Form 10-Q
period 2013-09-30
Quadrant 4 Systems Corp
filed 2013-11-13
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).  Yes ☐    No ☒

The number of shares of common stock outstanding as of November 12, 2013 was 83,552,958.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Q4 SYSTEMS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$47,186	$86,770
Accounts Receivables (net of allowance for doubtful accounts of $ 844,092 and $ 603,442 for September 30, 2013 and December 31, 2012 respectively)	6,048,062	4,267,766
Other current assets	578,839	1,199,907
Total current assets	6,674,087	5,554,443

Property and equipment - net	19,615	3,500
Other assets	3,111,263	2,566,470
Intangible assets, net	18,732,820	9,785,019
TOTAL ASSETS	$28,537,785	$17,909,432

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,372,828	$2,962,421
Note payable - Revolver	4,420,316	2,857,396
Current maturities - long term debts, less debt discount	2,025,178	688,891

Total current liabilities	11,818,322	6,508,708

Long term debt less current maturities	6,055,316	7,536,781
Common stock payable	-	1,163,673
Contingent Earn Outs	2,464,875	-
Derivative liability	-	249,164
Total liabilities	20,338,513	15,458,326

Stockholders' Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 83,552,958 and 54,609,615 at September 30, 2013 and December 31, 2012, respectively	83,553	54,609
Additional paid-in capital	20,036,082	11,631,644
Accumulated Deficit	(11,920,363)	(9,235,147)
Total stockholders' equity	8,199,272	2,451,106
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,537,785	$17,909,432

See notes to the consolidated financial statements

Q4 SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2013	2012	2013	2012

Revenue	$9,142,740	$6,532,571	$28,147,799	$19,917,130
Cost of revenue	6,526,156	5,051,425	20,751,501	15,737,113
Gross Margin	2,616,584	1,481,146	7,396,298	4,180,017

General and administrative expenses	(1,597,638)	(992,609)	(3,938,469)	(2,517,544)
Amortization and depreciation expense	(1,333,267)	(1,011,560)	(3,832,944)	(3,034,681)
Forfeiture of earn-outs	570,000	-	570,000	-
Legal Judgment -Financing	-	-	(692,000)	-
Interest expense	(689,547)	(458,427)	(1,900,672)	(1,298,466)
Derivative gain/(Loss)	(402,441)	66,662	(287,429)	66,668
Net loss before income taxes	(836,309)	(914,788)	(2,685,216)	(2,604,006)
Income taxes	-	-	-	-
Net loss	$(836,309)	$(914,788)	$(2,685,216)	$(2,604,006)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average common shares - basic and diluted	66,090,398	51,740,448	60,964,075	51,740,448

See notes to the consolidated financial statements

Q4 SYSTEMS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ending September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,685,216)	$(2,604,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative loss/(gain)	287,429	(66,668)
Forfeiture of earn-outs	(570,000)	-
Accretion of interest	134,443	-
Amortization and depreciation	3,832,944	3,035,431
Increase in allowance for Doubtful accounts	269,858	218,900
Issuance of Stock for services	68,350	-
Changes in assets and liabilities
Accounts receivable	(2,050,154)	201,814
Other current assets	621,068	(45,726)
Other assets	(544,793)	(1,071,113)
Accounts payable and accrued expenses	959,032	483,720

Net cash provided by operating activities	322,961	152,352

Cash flows from investing activities:
Purchase of fixed assets	(16,865)	-
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,900,000 and accrual/issuance of common stock of $2,330,000)	(1,550,000)	-

Net cash used in investing activities	(1,566,865)	-

Cash flows from financing activities:
Proceeds from sales of common stock	300,000	-
Proceeds from Long Term Debt	840,000	350,000
(Decrease) increase in note payable - revolver	1,562,920	(1,103,764)
Payments of long-term debt	(1,498,600)	(328,087)
Payments of notes payable	-	(140,000)

Net cash (used in) provided by financing activities	1,204,320	(1,221,851)

Net decrease in cash	(39,584)	(1,069,499)

Cash - Beginning of Period	86,770	1,079,248

Cash - End of period	$47,186	$9,749

Supplemental disclosure of noncash information
Cash paid for:
Interest	$1,776,229	$1,079,089
Income taxes	$-	$-
Noncash transactions
Decrease in common stock payable/Issuance of shares	$1,304,423	$-
Payment of debt with equity	$2,754,578	$-
Noncash considerations for acquisitions	$5,230,000	$-

See notes to the consolidated financial statements

Q4 SYSTEMS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 Systems Corporation (the “Company” or “Q4”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc. and changed its business model and name on March 31, 2011. On April 25, 2013, the Florida Company did a statutory merger with its Illinois Company, Q4 Systems Corporation with the Illinois Company being the surviving entity. The surviving Illinois parent has 200,000,000 authorized shares of common stock with a par value of $0.001 per share. Q4 operated its business through its wholly owned subsidiaries and is transforming itself to a SMAC (Social – Mobile – Analytics – Cloud) company.

Operations

The primary business model of the Company is to provide SMAC and IT related technology, products and services. Q4 is building an integrated platform that provides its clients a unified SMAC solution specific to the Healthcare, Retail and Financial Services verticals. Q4 launched its state of the art, cloud based, multi-tenant health insurance exchange platform, QHIX to assist private and public exchanges as mandated by the Affordable Care Act.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations under Regulation S-X of the U.S. Securities and Exchange Commission for Form 10-Q, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Q4 Systems Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2012. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2012, as reported in the Form 10-K, have been omitted.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

For the quarters ending September 30, 2013 and 2012, there were 12,026,678 and 10,983,614, respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

Each of the acquisitions include certain contingent consideration arrangements that require quarterly cash payments beginning June 30, 2013 through March 31, 2015 if the respective entity’s revenue run rate (as defined in the agreements) is 75% or more of its defined base. The range of undiscounted amounts the Company could owe under these arrangements is between $0 and $2,900,000. The fair value of contingent consideration on the acquisition dates(s) of approximately $2,900,000 was estimated based on the projected revenues of each asset purchase through 2015. The calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as level 3 inputs. Key assumptions include the maintenance of certain customers as well as utilizing certain technology across the Company’s existing client base. For the quarter ended September 30, 2013 BlazerFish achieved their specific contingent consideration arrangements. A reduction in the contingent considerations of $570,000 was recorded in the quarter ended September 30, 2013.

The following unaudited proforma summary presents consolidated information of the company as if these business combinations occurred on January 1, 2013 and includes the amortization of acquired intangibles:

Gross Sales:	$29,704,752

Net Loss:	$(2,791,846)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2013	December 31, 2012
Customer list – Q4 Consulting	$7,131,196	$7,131,196
Customer list – Q4 Solutions	5,561,000	5,561,000
Technology stack – Q4 Solutions	5,600,000	5,600,000
Technology stack – Empower HR	175,000	175,000
Customer list – Q4 Cloud	7,650,000	-
Technology stack – Q4 Cloud	850,000	-
Customer list – Q4 Mobility	1,615,000	-
Technology stack 1 – Q4 Mobility	1,665,000	-
Technology stack 2 – Q4 Mobility	1,000,000	-
	31,247,196	18,467,196
Accumulated amortization	(12,514,376)	(8,682,177)
	$18,732,820	$9,785,019

For the nine months ending September 30, 2013, the change in intangible assets was as follows:

January 1, 2013	$9,785,019
Additions	12,780,000
Amortization	(3,832,199)
September 30,2013	$18,732,820

For the quarters ending September 30, 2013 and 2012, amortization expense was $1,333,017 and $ 1,011,310, respectively.

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

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
Note payable due December 31, 2014, as extended, plus interest at 5% per annum(c)	$-	$1,153,658

Seller note payable due December 31, 2014, as extended, plus interest at 5% per annum	5,055,316	5,850,807
Convertible debenture payable to a finance company due April 1, 2014, plus interest at 16% per annum(c)	-	350,000
Convertible Debenture payable to a finance company due July 1, 2013, plus interest at 16% per annum (c)	-	679,867
Note payable due December 31, 2014 plus interest at 15% per annum(c)	-	364,671
Note payable due February 6, 2015 plus interest at 10% per annum (a)	1,000,000	-
Note payable due May 6, 2014 plus interest at 16% per annum (a)	1,585,500	-
Note payable due May 9, 2013 plus interest at 16% per annum (a)(b)	439,678	-
Less Discount	-	(173,331)
Total	8,080,494	8,225,672
Less: Current maturities	(2,025,178)	(688,891)
Total long-term debt	$6,055,316	$7,536,781

(a)	On February 8th, 2013, the Company issued three separate notes of varying maturity and varying amounts for the purchase of Teledata Technology Solutions’ assets.
(b) (c)	For this note, management is working with note holders to extend these notes based on their current terms. These notes were restructured

NOTE 8 – DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

	September 30, 2013	December 31, 2012
Warrants	$-	$249,164
Conversion feature	-	-

Derivative liability	$-	$249,164

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at September 30, 2013:

	September 30, 2013			December 31, 2012
Risk free interest rate	.41%	-	.72%	.72%
Expected volatility			425%	449%
Expected dividend yield			0	0

The derivative liability associated with the convertible debt conversion feature was reviewed by management and the fair value of the conversion price exceeded the trading value (fair value) of the common stock into which it converts. When the related loans were paid off the number of shares and the prices were fixed. Therefore, the liability of $536,000 was reclassified to additional paid in capital.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required. No preferred shares are presently designated.

Reserved Shares

As of September 30, 2013, the Company has reserved the following shares of common stock:

Warrants – financing and stock subscription	9,966,944
Conversion – financing	2,059,734
Warrants – Proposed, but unissued, for directors, management and consultants	2,500,000
14,526,678

NOTE 10 – CONTINGENCIES

In July 2012, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed financing term sheet that company had entered into in early 2012. On July 13, 2013, the presiding court ordered the Company to pay a judgment in the approximate amount of $692,000, which was accrued at June 30, 2013. Management is currently strategizing with its legal counsel the merits of appealing the judgment or proposing, a practical payment plan.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance

NOTE 11 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India. The Company and its management team have no ownership, directly or indirectly, in these key suppliers and subcontractors. Payments made to India suppliers and subcontractors were $1,002,000 and $970,000 for the three months ending September 30, 2013 and September 30, 2012, respectively and $2,842,000 and $2,580,000 for the nine months ending September 30, 2013 and September 30, 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending September 30, 2013 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Quadrant 4 Systems Corporation (the “Company” or “Q4”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc. and changed its business model and name on March 31, 2011. On April 25, 2013, the Florida Company did a statutory merger with its Illinois Company, Q4 Systems Corporation with the Illinois Company being the surviving entity. The surviving Illinois parent has 200,000,000 authorized shares of common stock with a par value of $0.001 per share. Q4 operated its business through its wholly owned subsidiaries and is transforming itself to a SMAC (Social – Mobile – Analytics – Cloud) company.

The Company is actively pursuing a business model to position itself as a leader in the SMAC segment of the IT business. Q4 Health, a business unit of Q4 has launched QHIX, its health insurance exchange platform to assist private and public exchanges as mandated by the Affordable Care Act.

Business Strategy

Our objectives are to maximize stockholder value and enhance our position as a leading provider of information technology, consulting and platforms. We implement the following core strategies to achieve these objectives:

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending September 30,
	2013	2012	Increase/ (Decrease)	Percent Change
Revenue	$9,142,740	6,532,571	2,610,169	40%
Cost of Revenue	(6,526,156)	(5,051,425)	(1,474,731)	29%
Gross Margin	2,616,584	1,481,146	1,135,438	77%
General and administrative expenses	(1,597,638)	(992,609)	(605,029)	61%
Amortization of intangible assets	(1,333,267)	(1,011,560)	(321,707)	32%
Interest, Legal Judgment –Financing, derivative gain and forfeiture of earn-outs.	(521,988)	(391,765)	(130,223)	33%
Net loss	$(836,309)	$(914,788)	$78,479	-9%

	Nine months ending September 30,
	2013	2012	Increase/ (Decrease)	Percent Change
Revenue	$28,147,799	$19,917,130	$8,230,669	41%
Cost of Revenue	(20,751,501)	(15,737,113)	(5,014,388)	32%
Gross Margin	7,396,298	4,180,017	3,216,281	77%
General and administrative expenses	(3,938,469)	(2,517,544)	(1,420,925)	55%
Amortization of intangible assets	(3,832,944)	(3,034,681)	(798,263)	26%
Interest, Legal Judgment –Financing derivative gain and forefeiture of earn-outs	(2,310,101)	(1,231,798)	(1,078,303)	88%
Net loss	$(2,685,216)	$(2,604,006)	$(81,210)	3%

Comparison of Three Months and Nine Months Ending September 30, 2013 and 2012

REVENUES

Revenues for the third quarter ending September 30, 2013 totaled $9,142,740 compared to $6,532,571 of revenue during the same period in 2012.There is an increase in revenues of $2,610,169, or 40% over the previous third quarter. Revenues were comprised of service-related sales of software programming, consulting and development services.

Revenues for the nine months ending September 30, 2013 totaled $28,147,799 compared to $19,917,130 of revenue during the same period in 2012. There is an increase in revenues of $   8,230,669, or 41% over the previous nine month period in 2012.

Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

Cost of revenue for the third quarter ending September 30, 2013 totaled $6,526,156 compared to cost of revenue of $5,051,425 during the same period in 2012. The increase in cost of revenue of $1,474,731, or 29% over the previous third quarter, was due primarily to the increase in revenues in 2013. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the nine months ending September 30, 2013 totaled $20,751,501 compared to cost of revenue of $15,737,113 during the same period in 2012.The increase in cost of revenue of $5,014,388, or 32% over the previous third quarter, was due primarily to the increase in revenues in the third quarter of 2013.Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $1,135,438, or 77% over the previous third quarter, resulted primarily from increased revenues, the gross margin percentage increased from approximately 23% in the third quarter of 2012 to 29% in the third quarter of 2013 due to addition of non-linear revenues

The increase in gross margin of $3,216,281, or 77% over the previous nine month period, resulted primarily from increased revenues, the gross margin percentage increased from approximately 21% in the nine months period 2012 to 26% in the nine month period 2013.

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the third quarter ending September 30, 2013 totaled $1,597,638 compared to selling, general & administrative expenses of $992,609 during the same period in 2012.The increase in selling, general & administrative expenses of $605,029, or 61% over the previous third quarter, was due to the inclusion of selling, general & administrative expenses and increased costs of integrating the acquisition of three new business entities (acquired February 1, 2013).

Selling, general & administrative expenses for the nine months ending September 30, 2013 totaled $3,938,469 compared to selling, general & administrative expenses of $2,517,544 during the same period in 2012.The increase in selling, general & administrative expenses of $1,420,925, or 55% over the previous nine month period, was due to the inclusion of selling, general & administrative expenses from the Company’s acquisitions on February 1, 2013 and increased costs associated with integration of these new businesses during the nine months ending September 30, 2013.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the third quarter ending September 30, 2013 totaled $1,333,267 compared to $1,011,560 during the same period in 2012. The increase in amortization expense of $321,707 was due to the additional amortization expenses from intangible assets acquired in connection with the acquisition of Teledata, Momentum Mobile and Blazer fish during February 2013. Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization expense for the nine months ending September 30, 2013 totaled $3,832,944 compared to $3,034,681 during the same period in 2012. The increase in amortization expense of $798,263 was due to the additional amortization expense from intangible assets acquired in connection with the acquisition of Teledata, Momentum Mobile and BlazerFish during February 2013. Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST, LEGAL JUDGEMENT – FINANCING, DERIVATIVE EXPENSE AND FOREFITURE OF EARN-OUT

Financing and interest costs, derivative expenses and forfeiture of earn-out for the third quarter ending September 30, 2013 totaled $521,988 compared to $391,765 during the same period in 2012.The increase in financing, interest costs ,derivative expenses and forfeiture of earn-out expenses of $130,223 or 33% over the previous third quarter, was due to item of Legal Judgment finance, increase in long-term debt to finance the Company’s acquisitions and the note payable-revolver, as well as due to the decrease in gain from derivatives associated with the prior issuance of certain warrants.

Financing and interest costs ,derivative expenses and forfeiture of earn-out for the nine months ending September 30, 2013 totaled $2,310,101 compared to $1,231,798 during the same period in 2012.The increase in financing and interest costs of $1,078,303 or 88% over the previous nine month period, was due to item of Legal Judgment finance, increased interest on notes payable and long-term debt to finance the Company’s acquisitions and the note payable-revolver, amortization of debt discount as well as the derivative expense associated with the prior issuance of certain warrants.

NET LOSS

The Company reported a net loss of $836,309 for the third quarter ending September 30, 2013 compared to net loss of $914,788 for the same period in 2012.The decrease of loss $78,479, or 9% over the previous third quarter, was due to increase in revenues, an increase in gross profit margin offset by an increase in selling, general and administrative expenses, legal settlement, interest and amortization in the current period as compared to the prior period.

The Company reported a net loss of $2,685,216 for the nine months ending September 30, 2013 compared to net loss of $2,604,006 for the same period in 2012.The increase of $81,210, or 3% over the previous nine month period due to increase in revenues, an increase in gross profit margin offset by an increase in selling, general and administrative expenses, legal settlement, amortization and interest costs, in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarters ending September 30, 2013 and September 30, 2012 is calculated as follows:
	September 30, 2013	September 30, 2012
Net Loss (GAAP Basis)	$(836,309)	$(914,788)
Interest, Legal Judgment –Financing, derivative gain and forfeiture of earn-out	521,988	391,765

Amortization expense	1,333,267	1,011,560

Income Taxes	-	-
EBITDA	$1,018,946	$488,537

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months ending September 30, 2013 and September 30, 2012 is calculated as follows:
	September 30, 2013	September 30, 2012
Net Loss (GAAP Basis)	$(2,685,216)	$(2,604,006)
Interest, Legal Judgment –Financing, derivative gain and forfeiture of earn-out	2,310,101	1,231,798

Amortization expense	3,832,944	3,034,681

Income Taxes	-	-
EBITDA	$3,457,829	$1,662,473

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending September 30, 2013 increased by $530,409 or 109% over the previous three months period.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the nine months ending September 30, 2013 increased by $1,795,356 or 108% over the previous nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had an accumulated deficit of $11,920,363 as compared to $9,235,147 at December 31, 2012. As of September 30, 2013, we had a working capital deficit of $5,144,235 as compared to $954,265 at December 31, 2012.

We have no material commitments for capital expenditures.

Net cash provided by operations for the nine months ending September 30, 2013 was $322,961 as compared to net cash provided by operations of $152,352 in 2012.

Net cash used in investing activity for the nine months ending September 30, 2013 was $1,566,865 primarily relating to the Acquisitions of businesses. There is nil investing activity in 2012.

Net cash received in financing activities for the nine months ending September 30, 2013 was $1,204,320. Net cash used in financing activities during the nine months ending September 30, 2012 was $1,221,851. The increase in cash received in financing activities in 2013 compared to 2012 was due primarily to increase in note payable revolver, long term note and issue of shares which was partly utilized to pay down other debt.

The Company was reliant on proceeds from the sale of stock in 2013 and proceeds from borrowings to provide working capital. A tightening of capital markets can reduce or eliminate funding sources causing a decrease in our liquidity and an inability to generate revenues from new lending activities.

Liquidity. The Company is continuing to expand its IT business operations through acquisitions and organic internal growth. Acquisitions of target company assets will require additional financing. Currently the Company anticipates that additional financing to fund acquisitions would need to be provided by sales of stock or borrowings. Also, the Company is exploring alternatives for its trade receivable financing which carries a very high interest rate. Refinancing of this receivable financing will reduce the Company’s interest expenses thereby increasing the Company’s liquidity position.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending September 30, 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were not effective as of September 30, 2013, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered equity securities in the first nine months of 2013.

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

101
The following financial information from Quadrant 4 Systems Corporation’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 (unauditied) and December 31, 2012; (ii) Consolidated Statements of Income (Unaudited) for the nine  months ending September 30, 2013 and 2012, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ending September 30, 2013 and 2012

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEMS CORPORATION

November 12, 2013	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director