Form 10-K
period 2013-12-31
Quadrant 4 System Corp
filed 2014-03-17
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

Commission File Number 33-42498

QUADRANT 4 SYSTEM CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2850 Golf Road, Suite 405, Rolling Meadows, Illinois, 60008
(Address of principal executive offices)

(855) 995-QFOR
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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2013 based on the closing price on that date of $0.07 on the OTC was $ 6,019,068.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 17, 2014 was 92,466,690.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

QUADRANT 4 SYSTEM CORPORATION

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

PART I

ITEM 1.                      BUSINESS

Overview

We are a leading provider of information technology (IT) products and services, targeted to helping the world’s leading companies build stronger businesses by leveraging benefits of Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our clients engage us to help them build more efficient operations; provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our revenue is primarily generated from sale and licensing of proprietary technology and Software as a Service (SaaS) Platforms as well as from a wide range of IT services. Our core products include QHIX, a cloud based health insurance exchange platform and RetailSphere, a cloud based retail platform that incorporates all of our proprietary technologies of SMAC stack. Our core services include IT Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications, Business Analytics and QA/QC. We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Retail, Financial Services, Media and Manufacturing industry segments. We deliver the solutions utilizing a seamless global delivery organization located in North America and in India.

Corporate History

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The company changed its domicile to Illinois on April 25, 2014.

Quadrant 4 currently offers software products, platforms, consulting services and solutions involving proprietary technologies in Social Media, Mobility, Analytics and Cloud (SMAC) applications to small, medium and large enterprise customers. The Company’s revenue model consists of a healthy mix of long term recurring revenue based on its platforms and proprietary technology as well as consulting and project based services.

Principal Business

The Company is engaged in the IT sector as a provider of Software as a Service (SaaS) based technology products to enterprise customers in addition to Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications, Business Analytics and QA/QC.  Cloud based IT product platforms such as QHIX and RetailSphere are now the primary focus of the Company’s business model. Since its first acquisition of IT related assets, the company has continued to acquire and integrate additional assets to improve its products and services offering while gaining significant market access.

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

Key Offerings

Portfolio of Services: We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our key service areas, Consulting and Technology Services and Outsourcing Services, are delivered to our clients across various markets in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. In recent years, in addition to our traditional offerings, we have begun to provide services that enable clients to harness emerging SMAC technologies. Our current service areas include:

▪	SMAC Stack

We help clients leverage SMAC technology, with the combination of social, mobile, analytics and cloud giving way for the new IT model.  SMAC has transformed the way companies engage with customers, interact with employees, and introduce products and services to market.

Our SMAC-enabled solutions take root from our strength in extracting value from emerging technologies. While our solutions mobilize enterprises to adapt to the dynamic environment, our social media analytics and sentiment services help clients gain insights to improve customer relationships. Our end-to-end cloud services ranging from consulting and implementation to ongoing support activities help enterprises to take control over their business from a single solid platform. Our SMAC solutions help clients drive top line growth and enhance efficiencies to improve the bottom line.

▪	IT Consulting

We provide IT consulting services to ensure that clients are well positioned to adapt to changing business needs, effectively and quickly. We work closely with our clients to define, design as well as execute robust IT processes and strategies to fuel business growth and bring down operational costs.

Striking a rich mix out of deep industry knowledge and a thorough understanding of business processes, we provide consulting services with a prescriptive approach to unearth business problems and recommend solutions for clients to enhance their business operations. With our IT consulting services, clients reap rewards from rich insights to strengthen their decision-making forte and find solutions to the most crucial business challenges.

▪	Application Life Cycle Management

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

▪	Enterprise Applications & Data Management

We provide a whole range of enterprise applications services across Oracle and SAP technologies. Bringing the rich blend of domain expertise and industry experience to the forefront, the wide range of enterprise applications services extends from ERP, application maintenance and support, business intelligence and enterprise performance management services catering to the varied needs of our clients.

Our global delivery model that is built out of the optimal blend of near shore, onshore and offshore resources comprising experienced consultants gives us the edge to integrate and align our client’s applications with their business processes to pave way for a robust IT foundation.

Leveraging comprehensive consulting, implementation, development, maintenance, integration and upgrades and emerging technologies like mobile, SOA and cloud, we ensure delivery excellence to reduce risks and costs while adding value to our client’s business.

We provide data management services to help our clients manage their databases effective to improve productivity and business performance. Our data management experts help clients surmount challenges by ensuring that they establish and maintain high-quality data, make the shift from descriptive to predictive analytics and realize significant benefits from a robust data management strategy.

Providing support to the most business-critical applications of our clients, experienced teams well versed in managing huge databases like Oracle and Microsoft SQL server provide services ranging from designing, planning, setting up and installing to database administration, restoration and upgrades to ensure that our clients gain value from their enterprise data.

▪	Enterprise Mobility

We help customers use mobile technology as a strategic business differentiator.  We offer custom and pre-built platforms for mobile applications, with an array of features including database integration, mobile payments, NFC, QR code and mobile marketing. The spectrum of services extends from business consulting and mobile technology services to industry-focused mobility solutions.

As a reliable technology partner, we provide the most complete mobile design and development services from concept to launch across platforms to ensure that clients realize maximum value from their mobile investments. With rich experience in developing mobile apps for clients falling under various sectors, the mobile team builds robust apps to help clients realize their business potentials.

Designed and developed with the end user in mind, our mobile solutions pave way for an enriching user experience. Our robust frameworks and service delivery accelerators serve us well to bring down costs reduce risks and time involved in implementing mobile solutions.

▪	Business Analytics

Our business analytics services help clients to extract value from information, use insights to optimize decisions, improve operations and achieve business excellence. With extended capabilities to design the right strategy to enhance in-house analytics capabilities, build analytical models, support current models and analytical operations, our business analytics services ensure that clients gain true insights into business operations, processes and customers.

The nimble-footed team comes with rich experience in analytics delivery, providing the whole gamut of analytics services from predictive analytics and segmentation analytics to text analytics. The analytics practitioners also bring their expertise in working with CRM recommendation systems, data warehouses and business intelligence systems to the fore to deliver results well within clients’ budget and right on time.

▪	QA/QC

Our QA services have served clients well to enhance quality of applications, reduce risks to get rid of system outages that can affect operations. The business driven QA and testing services make use of industry recognized methodologies to mitigate technical and business risks, reduce time to market improve quality and bring down testing costs.

Experienced testing professionals spearhead our QA practice, with proven methods and innovating tools coming to our aid to ensure that our clients achieve good results from their QA initiatives.

By providing top notch quality assurance and testing services, we make sure that our clients achieve business transformation by way of test consulting and strategy, quality management, mobile application testing, performance and automation engineering and specialized testing in the area of business intelligence.

▪	Managed Services

Our managed service offerings empower enterprises to shift their focus from day-to-day operations to core business activities. We provide a range of cloud infrastructure services including cloud hosting, colocation services, IT infrastructure and managed hosting services to ensure that our clients take advantage of emerging market opportunities through the right mix of programs and services.

With our own datacenters that are designed to meet the most demanding IT environment and with rich experience in working with other leading providers, we make sure that our clients take full advantage of cloud hosting to earn tremendous savings.

We also serve clients as their remote IT department from our state-of-the-art facilities, with our professional consultants offering a breadth of services including support for all major platforms like SAP Windows, UNIX/Linux, robust systems management and help desk ticketing systems. Extracting the potential of our experienced managed services team and global network of data center partners, we provide complete solutions to ensure that our clients meet specific business needs

Proprietary Technology Platforms: Q4 offers cloud based multi-tenant software platforms that serve the health insurance markets and retailers:

▪	QHIX©

While the Affordable Care Act (ACA) mandates establishment of government facilitated health insurance exchanges in every state, there are several market dynamics driving businesses, organizations and brokers to implement their own private health exchanges such as:
•	Need for more healthcare choices by employees
•	Employers' increasing need for choice between defined contribution and defined benefits for their employees
•	Payers’ need to support Employer sponsored health insurance and avoid product commoditization
•
Opportunity to adapt new business model for other industry stakeholders, such as benefits consultants, Third Party Administrators and Brokers to emerge stronger and enhance their relationship with the consumers

QHIX, our health insurance solution supports various models:
•	Insurer operated model for insurers or group of insurers to operate the exchange offering plans to individuals and customizing plan choices in partnership with employers
•	Third party operated model for large Brokers and Benefit Administrators with multiple carriers to offer products to individuals and employers
•	Retailer operated model to sell their products along with other health and wellness products

QHIX offers a robust and personalized end-to-end member management experience for all the stakeholders of the exchange:
•	Individuals and employees - Complete retail centric experience from shopping to enrollment to billing and manage their dependents
•
Employers – Offer employees various plans through defined contribution or defined benefits approach, manage enrollment period, manage employee and their dependents enrollment and life change events & billing

•	Carriers – Flexible plan configuration capabilities with rider and benefits details along with plan summary
•	Brokers – Manage the banquet of offerings to their clients; employers or individuals and their billing and commission details
•	Exchange users – complete back office administration of all the functions of the exchange to support manage jobs, invoicing, reconciliation and manage payments

QHIX fully supports the entire employee benefits administration function:
•	Benefits Enrollment
•	Employee Portal
•	Data Exchange
•	Real Value Statement
•	Consolidated Invoice & Reconciliation
•	QHIX is highly secured and is HIPAA compliant and is designed for scale

▪	RetailSphere©

Quadrant’s RetailSphere reinvents retail technology through a comprehensive set of in-store retail, e-commerce, mobile and social technologies. RetailSphere enables retailers to engage and connect with consumers in a variety of ways never imagined before, thereby revolutionizing the shopping experience. Retailsphere is a multichannel platform and supports several critical functions such as:

•	Mobile Commerce

Our secure wallet technology consisting of mobile payment, location aware coupons and virtualized rewards/loyalty cards.

•	Store Check-in

Store Check-In is an important tool for the retailers. It notifies retailers of the presence of consumers in their store, and this in turn offers retailers a unique opportunity to engage consumers through 1-on-1 marketing. The shopping experience that unfolds in the retail store can be customized to the consumer.

•	Location Aware Couponing

Our location aware coupons provide retailers an effective means of reaching consumers. These coupons can be context sensitive, easy to redeem while on the go, and comes with multiple redemption options including QR Codes, bar codes, manual entry and more.

•	IQZone

Our IQZone technology can carve up the retail shop floor into segments. Each segment is infused with sensors e.g. motion, force, etc. to gauge foot traffic to draw heat maps. We also can embed sound based marketing technology in the shop floor to seamlessly embed bits in audio frequencies – both music and/or imperceptible sound waves to send offers to mobile devices, shopping carts and more.

•	IQCart

IQCart is another revolutionary concept in Retail. We embed the IQCart technology in shopping carts with embedded tablets. Information can be exchanged between IQShelf, IQZone and IQCart bringing a new dimension to the in-store retail experience.

•	IQTags

IQTags covers a gamut of tag technologies including RFID, NFC, QR Codes, UPC codes, EAN codes, Datamatrix code and more. We support a cloud platform to encode and decode these tags and track the analytics using a feature rich dashboard.

•	Augmented Reality

Augmented Reality augurs in a new era in retail. It is particularly suitable for products demonstrations, apparel, eyewear, cosmetics, and any other merchandise requiring the consumer to try things on before purchase. Augmented reality can make the shopping process fun and enjoyable while enabling retailers to offer unprecedented level of customer service and engagement.

•	Tablet Catalogs

Many retailers utilize catalogs to engage consumers. Printed catalogs are generally bulky, expensive to produce and expensive to mail. With Tablet catalogs, retail catalogs can be updated over the Internet. They remain forever up to date, product and pricing changes can be easily synchronized. It is easy to distribute, involves no shipping or mailing charges, and eco-friendly.

•	Daily Deal

This platform offer retailers to offer deals and move slow moving or perishable inventory through unique promotions. This platform also enables retailers to attract new customers, increase loyalty and promote awareness.

•	Social Commerce

Social Media offers retailers a different method of engaging users. Social media is thought of as electronic ‘word of mouth’ advertising and has the potential to spread our client’s brand awareness in a viral manner. Our platforms in the social media space do just that – they spread the word. And retailers benefit. Get the word out via a Facebook store, or tweets on Twitter. How about finding out what audiences are saying about your new ad campaign, and listening the whispers on the competition? These are powerful new strategies and techniques that retailers can leverage today with the Retailsphere platform.

•	Quick ResponseTV

We provide retailers with the power to create their own channels. What used to be the domain of media companies is now open to retailers to promote and create their own television channels. These channels can promote, and help sell goods and services and reach out to consumers in their living rooms. Our solutions in the ConnectedTV space has far reaching potential for retailers and combined with our ecosystem of retail technologies such as Deal of the Day, Location Aware Couponing or NFC/QRCodes — the connected TV experience can extend well beyond the big screen to smartphones and tablets.

•	Marketing and CRM

RetailSphere offers a broad suite of tools and technologies that enable retailers to create a bond with customers and prospects over digital channels such as email, SMS, Facebook, Twitter, RSS, IVR and a lot more. Each channel has unique characteristics and our tools enable retailers to leverage these pathways for building customer rapport. They also enable retailers to create unique 1-on-1 marketing opportunities with consumers.

Global Delivery Model: Our geographic reach extends across the globe, with delivery centers located in USA and India. We have a three-tiered global architecture for service delivery and operations, consisting of employees co-located at clients’ sites, local or in-country delivery centers in CA, MI, NJ and CA, and global delivery centers located in Chennai, Mumbai and Hyderabad, India. Our delivery model and organization is mature with highest level of quality certifications including ISO 90027 and CMM level 5. Our facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces.

Domain Expertise: Our business is organized and managed primarily around our five industry-oriented business segments:

▪	Healthcare (primarily Payers)
▪	Financial Services
▪	Media
▪	Retail
▪	Manufacturing and Logistics

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

Customers

The number of customers served by us has increased significantly in recent years. As of December 31, 2013, we were providing services to approximately 288 clients, as compared to approximately 230 clients as of December 31, 2012. As of December 31, 2013, we increased the number of strategic clients to 25. We define a strategic client as one offering the potential to generate at least $250,000 or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers. Therefore, a loss of a significant customer or a few significant customers could materially reduce revenues and profitability. We generated 28.64% of our revenues from top 5 clients; 38.57% of our revenues from top 10 clients; and 48.96% of our revenues from top 20 clients. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require careful consideration and transition planning. For the years ended December 31, 2013 and 2012 most all of our revenues were generated from clients located in North America.

The Company’s largest customer represented 12% of consolidated revenues for the year ended December 31,2013. No individual customer exceeded 10% of our revenues for 2012.

We generally provide our services on a time-and-material, fixed price, or per-transaction basis. The volume of work performed for specific customers is likely to vary from year to year, and a significant customer in one year may not use our services in a subsequent year.

Competition

The intensely competitive IT services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

▪	systems integration firms
▪	contract programming companies
▪	application software companies
▪	traditional large consulting firms
▪	professional services groups of computer equipment companies and
▪	facilities management and outsourcing companies

Our direct competitors include, among others, Cognizant, Accenture, Capgemini, Computer Sciences Corporation, HCL Technologies, HP Enterprise (formerly Electronic Data Systems), IBM Global Services, Infosys Technologies, Tata Consultancy Services and Wipro. In addition, we compete with numerous smaller local companies offering specific technologies and services in specific industry segments we operate.

Employees and dedicated exclusive delivery resources

As of the December 31, 2013 Company had approximately 275 full time employees in North America and approximately 500 dedicated offshore delivery resources. We are not party to any significant collective bargaining agreements. We consider our relations with our employees to be good.

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

Almost 100% of our revenues during the year ended December 31, 2013 were derived from customers located in North America. If the United States economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. We earned significant portion of our revenues from the healthcare, insurance, retail and financial services industries. Deterioration in these industry segments may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other service providers.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, and changes in customer requirements. The intensely competitive information technology, consulting and business process outsourcing professional services markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

▪	systems integration firms
▪	contract programming companies
▪	application software companies
▪	internet solutions providers
▪	large or traditional consulting companies
▪	professional services groups of computer equipment companies and
▪	infrastructure management and outsourcing companies

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

Our top five and top ten customers generated approximately 28% and 39%, respectively, of our revenues for the year ended December 31, 2013. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

▪	our clients’ perceptions of our ability to add value through our services
▪	competition
▪	introduction of new services or products by us or our competitors
▪	our competitors’ pricing policies
▪	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods
▪	bid practices of clients and their use of third-party advisors
▪	the use by our competitors and our clients of offshore resources to provide lower-cost service delivery capabilities
▪	our ability to charge premium prices when justified by market demand or the type of service and
▪	general economic and political conditions

Our profitability could suffer if we are not able to maintain favorable utilization rates.

The cost of providing our services, including the utilization rate of our professionals, affects our profitability. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:

▪	our ability to efficiently transition employees from completed projects to new assignments
▪	our ability to hire and assimilate new employees
▪	our ability to accurately forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces
▪	our ability to effectively manage attrition and
▪	our need to devote time and resources to training, professional development and other non-chargeable activities

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

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls in the United States, Europe, India and elsewhere. In particular, our continued growth will increase the challenges involved in:

▪	recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires
▪	maintaining high levels of client satisfaction
▪	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems
▪	preserving our culture, values and entrepreneurial environment and
▪	effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals

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

Historically, we have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

▪	the nature, number, timing, scope and contractual terms of the projects in which we are engaged
▪	delays incurred in the performance of those projects
▪	the accuracy of estimates of resources and time required to complete ongoing projects and
▪	general economic conditions

In addition, our future revenues, operating margins and profitability may fluctuate as a result of:

▪	changes in pricing in response to customer demand and competitive pressures
▪	changes to the financial condition of our clients
▪	the mix of on-site and offshore staffing
▪	the ratio of fixed-price contracts versus time-and-materials contracts
▪	employee wage levels and utilization rates
▪	changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar
▪	the timing of collection of accounts receivable
▪	enactment of new taxes
▪	changes in domestic and international income tax rates and regulations and
▪	changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards

A high percentage of our operating expenses, particularly personnel and health benefits are relatively fixed in advance of any particular period. As a result, unanticipated variations in the number and timing of our projects or in employee wage levels and utilization rates may cause significant variations in our operating results in any particular period, and could result in losses. Any significant shortfall of revenues in relation to our expectations, any material reduction in utilization rates for our professional staff or variance in the on-site/offshore staffing mix, an unanticipated termination of a major project, a customer’s decision not to pursue a new project or proceed to succeeding stages of a current project or the completion of several major customer projects during a quarter could require us to pay underutilized employees and could therefore have a material adverse effect on our business, results of operations and financial condition.

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

Our future success will depend, in part, on our ability to protect our proprietary methodologies and other valuable intellectual property. We presently hold no issued patents, but intend to file patent applications. There is no guarantee that any patents will be granted in the United States or in any other country we may seek protection or that they will serve as a barrier from competition from other organizations. Additionally, the protection afforded by international patent laws as well as the enforcement actions differ from country to country. There is no guarantee that we will be able to maintain adequate protection or enforcement of our intellectual property rights.

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

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from potential infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

▪	pay third-party infringement claims
▪	discontinue using, licensing, or selling particular products subject to infringement claims
▪	discontinue using the technology or processes subject to infringement claims
▪	develop other technology not subject to infringement claims, which could be costly or may not be possible and/or
▪	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms

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

To deliver our services to our customers, we must maintain a network for voice and data communications twenty-four hours a day between our development and delivery centers and the offices of our customers worldwide. Although we maintain redundancy facilities, any systems failure or a significant lapse in our ability to transmit voice and data could result in lost customers and curtailed operations which would reduce our revenue and profitability.

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

Our services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Quadrant 4 brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, former and current employees and personnel as well as members of the investment community and the media. There is a risk that negative information about our company could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us, adversely affecting our share price.

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

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                     PROPERTIES

We do not own any real estate or other physical properties.  The Company and its wholly owned subsidiaries operate from leased space. The company leases office spaces in California, Illinois, Michigan and New Jersey where the Company has its sales and general administrative staff as well as certain engineering resources. Most of the Company’s personnel work from client sites.

ITEM 3.                     LEGAL PROCEEDINGS

None

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

	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$1.38	$0.29
Third Quarter	$0.45	$0.06
Second Quarter	$0.10	$0.05
First Quarter	$0.13	$0.06

Year Ended December 31, 2012:
Fourth Quarter	$0.20	$0.02
Third Quarter	$0.25	$0.05
Second Quarter	$0.35	$0.05
First Quarter	$0.60	$0.12

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

Recent Sale of Unregistered Securities

During 2013, the Company issued 10,700,000 shares of restricted stock as part consideration to acquire various operating assets for a total cost of $3,230,000 at the average cost of $0.30/share.

During 2013, the Company issued 16,209,257 per stockholder’s equity shares of restricted stock to convert $5,708,621 per stockholder’s equity of long term debt at the average cost of $0.35/share.

During 2013, the Company issued 1,187,419 shares of restricted stock as consideration for financing charges and earn-out liabilities for a total expense of $376,411 at the average cost of $0.32/share.

During 2013, the company issued 1,253,461 restricted shares to various non-affiliated and independent contractors and consultants providing various services including marketing, accounting, legal and branding related matters on various projects for a total cost of $111,715 at the average cost of $0.09/share.

During 2013, the Company entered into various stock subscription agreements with independent and accredited investors and sold 4,066,667 shares of restricted stock for a total consideration of $1,632,000 per stockholder’s equity at an average price of $0.40/share.

During 2013, the Company also sold 1,700,000 shares of restricted stock as a part of warrant exercise for a consideration of $1,020,000 at the price of $0.60/share.

Repurchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2013.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2013 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2012. The company changed its domicile to Illinois on April 25, 2014.

Core Business

The Company is engaged in the IT sector as a provider of Software as a Service (SaaS) based technology products to enterprise customers in addition to Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications, Business Analytics and QA/QC.  Cloud based IT product platforms such as QHIX and RetailSphere are now the primary focus of the Company’s business model. Since its first acquisition of IT related assets, the company has continued to acquire and integrate additional assets to improve its products and services offering while gaining significant market access.

Competition

The intensely competitive IT services and outsourcing market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

▪	systems integration firms
▪	contract programming companies
▪	application software companies
▪	traditional large consulting firms
▪	the professional services groups of computer equipment companies and
▪	facilities management and outsourcing companies

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The nature of our model involves engaging employees and consultants to provide services to our customers with billing accrued and due in normal billing cycles. We also enter into subscription contracts for our software platforms that clients pay a fixed amount every month. We incur debt to meet payroll obligations, the largest component of our expenses, and service debt with the payments received from our customers. Many of our employees and consultants are assisted in the immigration process which is an expense component. The Company utilizes few major capital items in the delivery of its services and requires no significant plant expenses beyond ordinary commercial office space for both use by the employees on a limited basis and the back-office support for those employees.

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

Intangible Assets. Intangible assets are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets. The carrying value of intangible assets are reviewed for impairment by management at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down the intangible assets for such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed. Customer lists were valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five years. The Company has acquired several intellectual property that deals with its SMAC offerings.

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

	Year Ended December 31,
	2013	2012	Increase/ (Decrease)	Percent
Revenue	$37,343,676	$26,561,723	$10,781,953	41%
Cost of Revenue	27,709,310	20,185,244	(7,524,066)	37%
Gross Margin	9,634,366	6,376,479	3,257,887	51%
General and administrative expenses	(5,271,369)	(3,389,246)	(1,882,123)	56%
Amortization and impairment of intangible assets	(5,962,761)	(6,985,242)	1,022,481	-15%
Settlement of earn-outs	1,007,313	-	1,007,313	100%
Financing related expenses	(692,000)	-	(692,000)	100%
Interest expense	(2,571,311)	(1,833,018)	(738,293)	40%
Derivative gain/(Loss)	(287,429)	154,165	(441,594)	-286%
Net loss before Income Taxes	(4,143,191)	(5,676,862)	1,533,671	27%
Income taxes	-	-	-
Net loss	$(4,143,191)	$(5,676,862)	$1,533,671	27%

REVENUES

Revenues for the year ended December 31, 2013 were $37,343,676 compared to revenues for the year ended December 31, 2012 of $26,561,723. The increase in revenues of $10,781,953 was primarily due to organic and inorganic growth in customer base. Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

The increase in cost of revenues of $7,524,066 was due to the increase in consultants’ wages consequent to the increase in the revenue. Cost of revenues is comprised primarily of the direct costs of labor and related expenses.

GROSS MARGIN

The increase in gross margin was primarily due to increase in revenue. The Gross margin percentage increased from 24% to 26% due to increase in utilization and better bill rates.

GENERAL AND ADMINISTATIVE EXPENSES

The increase in general and administrative expenses of $1,882,123 was due to the increased staffing, management and overhead costs associated with the acquisition of businesses.  General and administrative expenses are comprised primarily of management and administrative payroll and related costs, office costs, overhead, staffing and support costs of the Company.

AMORTIZATION, IMPAIRMENT AND WRITE- DOWN OF INTANGIBLE ASSETS

The amortization expenses of $5,212,761 in 2013 increased from $4,046,242 in 2012 due to acquisition of new assets in 2013. The impairment of assets of $750,000 in 2013 was much lower than that in 2012 which was $2,939,000.

INTEREST

The increase of interest costs of $738,293 was due to the additional long term debt due to acquisitions and increase in revolver balance due to increased accounts receivable.

Net loss decreased as a result of the overall increase in revenues and gross profit during the year and settlement of earn-outs.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2013 and December 31, 2012 is calculated as follows:

	December 31, 2013	December 31, 2012
Net Loss (GAAP Basis)	$(4,143,191)	$(5,676,862)
Interest expense	2,571,311	1,833,018
Amortization and impairment expense	5,962,761	6,985,242
Settlement of earn-outs	(1,007,313)	-
Financing related one time charge	692,000	-
Derivative Loss/(gain)	287,429	(154,165)
Income Taxes	-	-
EBITDA	$4,362,997	$2,987,233

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had an accumulated deficit of $13,378,338 as compared to $9,235,147 at December 31, 2012.  As of December 31, 2013, we had a working capital deficit of $1,473,337 as compared to $954,265 at December 31, 2012.

We have no material commitments for capital expenditures.

Net cash used in operations for the year ended December 31, 2013 was $(324,927) as compared to net cash used in operations of $(271,735) primarily relating to a higher gross margin on certain projects.

Net cash used in investing activities for the year ended December 31, 2013 was $(1,573,991) as compared net cash used in investing activities of $Nil primarily relating to acquire assets during the period.

Net cash provided by financing activities was $2,709,363 during for 2013 as compared to cash used in financing activities of $(720,743) in 2012.   The increase in borrowings in 2013 compared to 2012 was primarily due to increased borrowing during 2013 to provide the cash to acquire business.

The Company was reliant on proceeds from borrowings and the sale of stock in both 2013 and 2012 to provide working capital. A tightening of capital markets can reduce or eliminate funding sources causing a decrease in our liquidity and an inability to generate revenues from new lending activities.

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

The Company believes its resources are adequate to fund operations for the next 12 months.

As of December 31, 2013, Contractual Obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$6,090,267	$442,717	$5,647,550	$-0-	$-0-
Capital lease obligations	-0-	-0-	-0-	-0-	-0-
Operating lease obligations	557,719	187,679	306,684	57,356	-0-
Notes payable - other	-0-	-0-	-0-	-0-	-0-
Notes payable – revolver	4, 330,575	-0-
Other long-term liabilities reflected on the Registrant's Balance Sheet	-0-	-0-	-0-	-0-	-0-
Total	$10,978,561	$630,396	$5,954,234	57,356	-0-

(1) This includes the obligations to the sellers of certain assets.

Impact of Inflation

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
QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

Board of Directors
Quadrant 4 System Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Quadrant 4 System Corporation and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quadrant 4 System Corporation and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Sassetti, LLC
Sassetti, LLC

Oak Park, Illinois
March 17, 2014

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current Assets
Cash	$897,215	$86,770
Accounts and unbilled receivables (net of allowance for doubtful accounts of $808,497 and $603,442 at December 31, 2013 and December 31, 2012, respectively)	5,766,010	4,267,766
Other current assets	465,798	1,199,907

Total current assets	7,129,023	5,554,443

Intangible Assets	16,608,253	9,785,019
Property and equipment – net	21,491	3,500
Other assets	3,409,834	2,566,470

TOTAL ASSETS	$27,168,601	$17,909,432

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,271,785	$2,962,421
Note payable – Revolver	4,330,575	2,857,396
Earnouts payable	1,222,312	-
Current maturities - long term debts, less debt discount	442,717	688,891

Total current liabilities	10,267,389	6,508,708

Long-term debt, less current maturities	5,647,550	7,536,781
Common stock payable	-	1,163,673
Derivative liability	-	249,164

Total liabilities	15,914,939	15,458,326

Stockholders' Equity

Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 92,466,689 and 55,479,615 at December 31, 2013 and December 31, 2012, respectively	92,467	55,479
Additional paid-in capital	24,539,533	11,630,774
Accumulated deficit	(13, 378,338)	(9,235,147)

Total stockholders' equity	11,253,662	2,451,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27, 168,601	$17,909,432

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012

Revenue	$37,343,676	$26,561,723

Cost of revenue	27,709,310	20,185,244

Gross Margin	9,634,366	6,376,479

General and administrative expenses	(5,271,369)	(3,389,246)
Amortization and impairment expense	(5,962,761)	(6,985,242)
Settlement of earn-outs	1,007,313	-
Legal Settlement	(692,000)	-
Interest expense	(2,571,311)	(1,833,018)
Derivative (loss)/gain	(287,429)	154,165

Net loss before income taxes	(4,143,191)	(5,676,862)

Income Taxes	-	-

Net Loss	$(4,143,191)	$(5,676,862)

Net loss per common share	$(0.06)	$(0.11)

Weighted average common shares - basic and diluted	68,168,266	52,498,492

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2013 and 2012

		Common	Additional Paid-in	Retained Earnings	Total Stockholders'
	Shares	Stock	Capital	(Deficit)	Equity

Balance, December 31, 2011, Originally stated	51,740,448	$51,740	$11,179,746	$(3,558,285)	$7,673,201

Correction of error - issuance of shares previously subscribed	870,000	870	(870)	-	-

Balance, December 31, 2011	52,610,448	$52,610	$11,178,876	$(3,558,285)	$7,673,201

Shares issued for services	470,000	470	92,930	-	93,400

Shares issued for finance charges	1,149,167	1,149	185,218	-	186,367

Shares issued for acquisition of assets	1,250,000	1,250	173,750	-	175,000

Net loss – 2012	-	-	-	(5,676,862)	(5,676,862)

Balance, December 31, 2012	55,479,615	$55,479	$11,630,774	$(9,235,147)	$2,451,106

Sale of common stock	4,066,667	4,067	1,627,933	-	1,632,000

Shares issued for legal settlement	1,870,270	1,870	690,130	-	692,000

Shares issued for conversion of debts	16,209,257	16,210	5,692,411	-	5,708,621

Shares issued for interest and other liabilities	1,187,419	1,188	375,223	-	376,411

Shares issued for acquisition of assets	10,700,000	10,700	3,219,300	-	3,230,000

Share issued for warrant conversions	1,700,000	1,700	1,018,300	-	1,020,000

Shares issued for services	1,253,461	1,253	110,462	-	111,715

Stock warrant expense	-	-	175,000	-	175,000

Net loss – 2013	-	-	-	(4,143,191)	(4,143,191)

Balance, December 31, 2013	92,466,689	$92,467	$24,539,533	$(13,378,338)	$11,253,662

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4, 143,191)	$(5,676,862)

Adjustments to reconcile net loss to net cash used in operating activities:
Settlement of earn-outs	(1,007,313)	-
Accretion of interest	134,443	-
Derivative (loss)/gain	287,429	(154,165)
Amortization, impairment and depreciation	5,962,761	6,986,242
Provision for doubtful accounts	205,055	363,672
Issuance of stock for services and interest	286,710	237,267

Changes in assets and liabilities
Accounts receivable	(1,703,299)	664,675
Other current assets	734,109	(784,808)
Other assets	(843,359)	(1,526,838)
Accounts payable and accrued expenses	(238,272)	(380,918)
Net cash used in operating activities	(324,927)	(271,735)

Cash flows from investing activities:

Purchase of fixed assets	(23,991)	-
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,900,000 and issuance of common stock of $2,330,000)	(1,550,000)	-
Net cash used in investing activities	(1,573,991)	-

Cash flows from financing activities:
Proceeds from sales of common stock (net of expense of $41,250 in 2012)	1,902,000	550,000
Proceeds from convertible note payable (net of expenses of $52,000 in 2012)	-	298,000
Proceeds from notes payable – other	840,000	350,000
(Decrease) increase in note payable – revolver	1,473,179	(1,451,921)
Payments of long-term debt	(1,505,816)	(326,822)
Payments of notes payable – other	-	(140,000)
Net cash provided by/(used in) financing activities	2,709,363	(720,743)

Net increase/(decrease) in cash	810,445	(992,478)

Cash - beginning of year	86,770	1,079,248
Cash - end of year	$897,215	$86,770
Supplemental disclosure of noncash information
Cash paid for interest	$1,403,465	$868,496
Income Taxes	$-	$-
Noncash transactions
Shares issued for accrued interest	$16,989	$42,500
Shares issued for acquisition of assets	$3,230,000	$175,000
Debt converted into equity per agreement in 2012 but shares not issued until 2013	$-	$500,000
Debt discount recorded as a derivative liability	$-	$70,000
Decrease in common stock payable issuance of shares	$1,163,673	$-
Payment of debt with equity	$5,774,117	$-
Noncash consideration for acquisition	$6,130,000	$-

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (the “Company” or “Q4”) was incorporated in Florida on May 9, 1990, as Sun Express Group, Inc. and changed its business model and name on March 31, 2011. On April 25, 2013, the Florida Company did a statutory merger with its Illinois Company, Q4 Systems Corporation with the Illinois Company being the surviving entity. The surviving Illinois parent has 200,000,000 authorized shares of common stock with a par value of $0.001 per share. Q4 operated its business through its wholly owned subsidiaries and is transforming itself to a SMAC (Social – Mobile – Analytics – Cloud) company.

Operations

The primary business model of the Company is to provide SMAC and IT related technology, products and services. The Company is building an integrated platform that provides its clients a unified SMAC solution specific to the Healthcare, Retail, Media and Financial Services verticals. Quadrant has launched its state of the art, cloud based, multi-tenant health insurance exchange platform, QHIX to assist private and public exchanges as mandated by the Affordable Care Act.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Acquired intellectual property is valued based on management’s forecast of expected future net cash flows, with revenue based on projected sales of these technologies and are amortized over five to seven years.

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

The Company’s policy is to classify income tax assessments, if any, for interest expense and for penalties in general and administrative expenses. The Company’s income tax returns are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

For the years ended December 31, 2013 and 2012, there were 15,160,012 and 12,026,678 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

Concentrations of Credit Risk

The Company maintains cash at various financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.

The Company’s largest customer represented 12% of consolidated revenues and 11% of accounts receivable for the year ended December 31, 2013.  No individual customer exceeded 10% of consolidated revenues for the year ended December 31, 2012.

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

Acquisition of Momentum Mobile, LLC

On February 26, 2013, effective February 1, 2013 the Company completed acquisition of certain the assets of Momentum Mobile, LLC. The assets including client contracts and employees were transferred in exchange for: (i) cash of $400,000; (ii) earn-out payments up to $800,000 as defined in the Agreement; (iii) 1,000,000 common shares valued at $330,000.

Momentum Mobile had revenues of approximately $1,100,000 for the calendar year 2012.

Acquisition of BlazerFish, LLC

On February 26, 2013, effective February 1, 2013 (and as amended in September 2013) the Company completed acquisition of certain assets of BlazerFish, LLC. The assets including client contracts, intellectual property and employees were transferred in exchange for: (i) cash of $250,000; (ii) earn-out payments equal to $600,000 as defined in the Agreement; (iii) 6,700,000 common shares valued at $1,900,000.

BlazerFish had revenues of approximately $1,500,000 for the calendar year 2012.

The following table summarizes the consideration transferred for the three acquisitions and the estimated amounts of identified assets acquired and liabilities assumed on the effective date of the acquisitions:

Fair value of consideration transferred from the acquisitions:
	TTS	Momentum	BlazerFish	Total
Cash	$900,000	$400,000	$250,000	$1,550,000
Common stock	1,000,000	330,000	1,900,000	3,230,000
Contingent payments	1,500,000	800,000	600,000	2,900,000
	$3,400,000	$1,530,000	$2,750,000	$7,680,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer lists intangibles	$7,650,000	$1,530,000	$85,000	$9,265,000
Technology stack intangibles	850,000	-	2,665,000	3,515,000
Certain accounts payable and accrued liabilities	(1,832,000)	-	-	(1,832,000)
Notes payable	(3,268,000)	-	-	(3,268,000)
	$3,400,000	$1,530,000	$2,750,000	$7,680,000

Each of the acquisitions include certain contingent consideration arrangements that require quarterly cash payments beginning June 30, 2013 through March 31, 2015 if the respective entity’s revenue run rate (as defined in the agreements) is 75% or more of its defined base. The range of undiscounted amounts the Company could owe under these arrangements is between $0 and $2,900,000. The fair value of contingent consideration on the acquisition dates(s) of approximately $2,900,000 was estimated based on the projected revenues of each asset purchase through 2015. The calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as level 3 inputs. Key assumptions include the maintenance of certain customers as well as utilizing certain technology across the Company’s existing client base. Decrease in the contingent considerations and a settlement of earn-out liabilities during the year ended December 31, 2013 resulted in a reduction of earn-out liability by $1,007,313.

The following unaudited proforma summary presents consolidated information of the company as if these business combinations occurred on January 1, 2013 and January 1, 2012, respectively and includes the amortization of acquired intangibles:

	2013	2012
Gross Sales:	$38,900,629	$49,249,000

Net Loss:	$(2,898,476)	$(10,579,000)

NOTE 4 – INTANGIBLE ASSETS

As of December 31, 2013 and 2012, intangible assets consisted of the following:

Intangible assets consisted of the following:

	December 31, 2013	December 31, 2012
Customer list – Q4 Consulting	$7,131,196	$7,131,196
Customer list – Q4 Solutions	5,461,000	5,561,000
Technology stack – Q4 Solutions	5,550,000	5,600,000
Technology stack – Empower HR	175,000	175,000
Customer list – Q4 Cloud	7,050,000	-
Technology stack – Q4 Cloud	850,000	-
Customer list – Q4 Mobility	1,615,000	-
Technology stack– Q4 Mobility	2,665,000	-
	30,497,196	18,467,196
Accumulated amortization	(13,888,943)	(8,682,177)
	$16,608,253	$9,785,019

The impairment of customer list – Q4 Solutions of $100,000 for 2013 is due to a slight decrease in revenue on acquired customers, $2,939,000 during 2012 was due to one of our key clients filing for bankruptcy restructuring that resulted in a reduction of revenues.

The impairment of Customer list - Q4 Cloud of $600,000 in 2013 was due to reduction in revenue from a specific acquired customer. There is an impairment on Technology stack – Q4 Solutions of $50,000 recorded during 2013.

For the years ended December 31, 2013 and 2012, the changes in intangible assets were as follows:

	2013	2012
Beginning of the year	$9,785,019	$16,595,261
Additions	12,780,000	175,000
Impairment of assets	(750,000)	(2,939,000)
Amortization	(5,206,766)	(4,046,242)

End of the year	$16,608,253	$9,785,019

For the years ended December 31, 2013 and 2012, amortization expense was $5,206,766 and $4,046,242, respectively.

As of December 31, 2013, the estimated aggregated amortization expense for each of the five succeeding years is as follows:

2014	$5,307,165
2015	$4,280,830
2016	$2,926,147
2017	$2,706,119
2018	$723,724
2019 and thereafter	$664,268

NOTE 5 – NOTE PAYABLE - REVOLVER

As amended in February 2013, the Company entered into an agreement with a financing company providing a revolving line of credit. Under the agreement, the Company assigns certain accounts receivable, including purchased accounts receivable, to the financing company in return for a maximum line of credit of $6,500,000. The agreement is automatically renewable on the anniversary unless cancelled by the parties. Fees under the agreement consist of a commitment fee of $65,000, a service fee of 0.65% per month, and interest at prime (minimum of 5%) plus 2% per annum.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 6 – LONG-TERM DEBT

As of December 31, 2013 and 2012, long-term debt consisted of the following:

	December 31, 2013	December 31, 2012
Note payable due December 31, 2014, as extended, plus interest at 5% per annum (a)	$-	$1,153,658
Note payable due March 31, 2015, as extended, plus interest at 5% per annum (b)	3,117,558	5,850,807
Convertible Debenture payable to a finance company due July 1, 2013, extended to October 1, 2013, plus interest at 16% per annum (c)	-	679,867
Convertible debenture payable to a finance company due April 1, 2014, plus interest at 16% per annum (c)	-	350,000
Note payable due December 31, 2014, plus interest at 15% per annum (d)	-	364,671
Note 1 payable due February 6, 2015, as extended, plus interest at 16% per annum (e)	682,500	-
Note 2 payable due February 6, 2015, plus interest at 10% per annum (e)	704,709	-
Note 3 payable due February 6, 2015, as extended, plus interest at 16% per annum (e)	1,585,500	-
Less Discount		(173,331)
Total	6,090,267	8,225,672
Less: Current maturities	(442,717)	(688,891)
Total long-term debt	$5,647,550	$7,536,781

(a) In September 2013, the Company issued 4,590,689 shares of common stock to convert the debt at the price of $0.25/share
(b) In December 2013, $2 million of this debt was converted to 3,333,334 shares of common stock at $0.60/share with 1,666,667 warrants exercisable at $1/share till December 31, 2018. In March, 2014, the note was extended to March 31, 2015 without any further considerations.
(c) In December 2011 and again in October 2012, the Company sold an aggregate of $1,150,000 of debentures at 16% per annum. In September 2013, the conversion price was reset to $0.25/share and converted to 4,572,594 shares of common stock.
(d) On September 1, 2012, the Company borrowed $364,471 from an individual at 15% to be paid back on a monthly basis ending December 2014. In September 2013, the note was converted to 1,188,898 shares of common stock at the price of $0.25/share.
(e) On February 6th, 2013, in conjunction with the purchase of Teledata Technology Solutions, the Company issued the following notes:

Note 1: $682,500 note, requiring monthly interest payments at an annual rate of 16% on the unpaid principal balance, with a maturity date of May 9, 2013.
Note 2: $1,000,000 note with a maturity date of February 6, 2015, requiring 24 consecutive monthly principal payments of $10,000 plus any accrued interest at a rate of 10% on the unpaid principal balance.
Note 3: $1,585,000 note with a maturity date of May 6, 2014, requiring 11 consecutive monthly principal payments of $75,000, in addition to one principal payment of $350,000 due on May 31, 2013. The note also requires monthly interest payments at a rate of 16% on the unpaid principal payments.

On March 17th, 2014, the Company entered into a forbearance agreement with the lender, which extended the maturity dates of all three of the above notes to February 6, 2015. Under the terms of the forbearance agreement, all unpaid interest and fees were added to the outstanding principal balance of Note 2. The agreement calls for monthly payments of $75,000 to be applied first to the accrued and unpaid interest due under the terms of the Notes, on a pro rata basis, and then to the principal balance of Note 2, and then to the principal balance of Note 1 and/or Note 3, based on the discretion of the lender.

Maturities of long term debt are as follows for the years ended December,

2014	$442,717
2015	5,647,550
$6,090,267

NOTE 7 – DERIVATIVE LIABILITY/FAIR VALUE

As of December 31, 2012 derivative liability consisted of the following:

2012
Warrants	$249,164
Conversion feature	-

Derivative liability	$249,164

The derivative liability related to outstanding warrants which were valued using the Black-Scholes option valuation model and the following assumptions during 2013 and 2012:

	2013			2012
Risk free interest rate	.41%	-	.72%	.72%
Expected volatility			425%	449%
Expected dividend yield			0%	0%

The derivative liability related to outstanding warrants which were valued using the Black-Scholes option valuation model and the following assumptions during 2013 and 2012:

The derivative liability associated with the convertible debt conversion feature was reviewed by management and the fair value of the conversion price exceeded the trading value (fair value) of the common stock into which it converts. When the related loans were paid off, the number of shares and the prices were fixed. Therefore, the liability of $536,593 was reclassified to additional paid in capital.

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

Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or the asset or liability, either directly or indirectly through market corroboration; and

Level 3	Unobservable inputs for the asset or liability.

The Company’s derivative liabilities are considered a Level 3 financial instrument.

The table below is a summary of changes in the fair value of the Company’s Level 3 assets for the years ended December 31, 2013 and 2012:

Derivative Liability
Balance as of December 31, 2011	$333,329
Additions	70,000
Gain/loss on derivative	(154,165)
Balance as of December 31, 2012	249,164

Loss on derivative	287,429
Reclass to equity	(536,593)
Balance as of December 31, 2013	$-

NOTE 8 – STOCKHOLDERS' EQUITY

Correction of error in November 2013, management and certain investors identified that 870,000 shares for a 2010 series of subscriptions received by the company were never issued. The adjustments identifies these shares as if issued.

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

During 2013, the Company issued 10,700,000 shares of restricted stock as part consideration to acquire various operating assets for a total cost of $3,230,000 at the average cost of $0.35/share.

During 2013, the Company issued 16,209,257 per stockholder’s equity shares of restricted stock to convert $5,708,621 per stockholder’s equity of long term debt at the average cost of $0.32/share.

During 2013, the Company issued 1,187,419 shares of restricted stock as consideration for financing charges and earn-out liabilities for a total expense of $376,411 at the average cost of $0.32/share.

During 2013, the company issued 1,253,461 restricted shares to various non-affiliated and independent contractors and consultants providing various services including marketing, accounting, legal and branding related matters on various projects for a total cost of $111,715 at the average cost of $0.09/share.

During 2013, the Company entered into various stock subscription agreements with independent and accredited investors and sold 4,066,667 shares of restricted stock for a total consideration of $1,632,000 per stockholder’s equity at an average price of $0.40/share.

During 2013, the Company also sold 1,700,000 shares of restricted stock as a part of warrant exercise for a consideration of $1,020,000 at the price of $0.60/share.

Warrants

The Company has issued the following warrants for common stock as of December 31,

	2013	2012
Financing and stock subscriptions	8,150,281	9,183,614
Note Extensions	2,843,064	2,843,064
Management	2,500,000	-
Debt conversion	1,666,667	-

Total Reserved	15,160,012	12,026,678

A summary of warrant issuances based on common stock equivalents is as follows:

	Number of Shares	Exercise Price			Weighted Average Exercise Price
Balance at December 31, 2011	9,383,611	$0.36	–	0.60	$0.57
Warrants issued with convertible debt	583,333	$0.36			$0.36
Warrants issued for note extensions	2,059,734	$0.36			$0.36
Balance at December 31, 2012	12,026,678	$0.36	–	0.60	$0.52
Warrants exercised	(1,700,000)
Warrants expired	-
Warrants issued to management	2,500,000	$0.10			$0.10
Warrants issued for debt conversion	1,666,667	$1.00			$1.00
Warrants issued with stock subscription	666,667	$1.00			$1.00
Balance at December 31, 2013	15,160,012	$0.36	–	1.00	$0.67

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2013 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise price
1,666,667	1/17/2016	2.0	$0.60
3,900,281	10/25/2016	2.8	$0.60
1,333,333	12/26/2016	3.0	$0.60
783,330	10/25/2017	3.8	$0.60
583,333	12/31/2017	4.0	$0.70
2,059,734	12/31/2017	4.0	$0.36
2,500,000	07/01/2018	4.5	$0.10
1,666,667	12/31/2018	5.0	$1.00
666,667	12/31/2018	5.0	$1.00

15,160,012

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In September 2012, the Company entered into a five year lease agreement for its New Jersey facility, which expires on August 31, 2016. In June 2013, the Company entered into a five year lease agreement for its Michigan facility, which expires on October 31, 2018. In February 2013 the Company took over the lease agreement of its California facility, which expires on April 12, 2015.  As of December 31, 2013 the company’s future minimum lease payments are as follows:

Year Ending December 31,
2014	$187,679
2015	$151,725
2016	$87,952
2017	$67,007
2018	57,356
$551,719

Rent Expense for the years ended December 31, 2013 and 2012 was $206,272 and $83,535, respectively.

In July 2012, a claim was made against the Company seeking payment of an "exclusivity fee" and other expenses arising from a proposed financing term sheet that company had entered into in early 2012. On July 13, 2013, the presiding court ordered the Company to pay a judgment in the approximate amount of $692,000, which was accrued during 2013 and satisfied by issuing 1,870,270 shares of common stock to a third party on an assignment.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance

NOTE 10 – INCOME TAXES

The Company and its subsidiaries file consolidated Federal and state income tax returns. Certain tax years are subject to examination by the Internal Revenue service and certain state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of December 31, 2013, management has determined that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of December 31, 2013, the Company had net operating loss carryforwards of approximately $1,894,000 to reduce future Federal income tax liabilities through 2035, which under regulations of the Internal Revenue Service related to ownership changes are limited under IRC Section 382 to approximately $669,000 per year.  In addition, there are net operating loss carryforwards of approximately $ 969,000 which are not subject to the limitation.

As of December 31, 2013 and 2012, realization of the Company’s deferred tax assets were not considered more likely than not and, accordingly, a valuation allowance has been provided.

The net change in the valuation allowance during the years ended December 31, 2013 and 2012 increased by $3,700,000 and $1,739,000, respectively.

	2013	2012
Amortization of intangibles	$6,831,000	$3,365,000
Allowance for doubtful accounts	323,000	241,000
Net operating losses	1,145,000	993,000
	8,299,000	4,599,000
Valuation allowance	(8,299,000)	(4,599,000)

Net deferred tax asset	$-	$-

For the years ended December 31, 2013 and 2012, the actual tax expense differs from the effective tax expense (benefit) based on the U. S. Federal Rate of 34%, as follows:

	2013	2012
Expected Federal tax rate	(34.0%)	(34.0%)
Expected state tax rate, net of Federal effect	(6.0%)	(6.0%)
Change in valuation allowance	40.0%	40.0%

	-%	-%

NOTE 11 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company has no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $4,562,000 and $4,070,000 for the years ended December 31, 2013 and 2012, respectively. There was also an advance of $450,000 given to Quadrant 4 Software Solutions Private Limited, India (unrelated) during 2012 and the same is repaid during 2013. Additionally, the Company paid Quadrant 4 India $1,630,000 to assist them with software development. These costs are shown in other assets but they will be transferred to intangible assets and will be amortized over five years upon completion.

NOTE 12 – SUBSEQUENT EVENTS

In January and February, 2014, the Company issued 1,207,917 shares of common stock to exercise warrants at $0.60/share for a total consideration of $724,750.20.

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements

During November 2013, management and certain investors identified that 870,000 shares for a series of subscriptions received by the company were never issued. Because the subscriptions received were not reconciled to the stock transfer agent/issuance records, this constitutes a significant deficiency. Management has taken steps in 2013 to account for and match equity transactions on a timely basis.

Management is committed to continuous improvement in all areas of controls and procedures. The Company has added additional human resources in its accounting and finance departments and instituted additional procedures to review its interim financial statements and significant transactions with audit committee on a regular basis.

Based on this evaluation, our management concluded that our internal controls over financial reporting were operating effectively as of December 31, 2013.

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

These additions have improved accountability and created segregation of responsibilities across additional people  which has resulted in improvement in in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the year ending December 31, 2013.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name	Age	Position	Period Held
Dhru Desai	52	Director/ CFO	2010 – Current
Nandu Thondavadi	59	Director / CEO	2010 – Current
Thomas E. Sawyer	75	Director	2010 – Current
Eric Gurr	58	Director	2013 – Current

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

Eric F. Gurr is presently owner and sole officer of Gurr CPA, LLC, a small accounting firm based in Orem Utah, a position he has held since November 2007. This firm provides forensic accounting, business valuation, business plans, due diligence, consulting, tax planning and preparation, accounting services, wealth management, business systems support (software, hardware etc.) and other related services and has developed a niche accounting and financial services for authors. Mr. Gurr has been a licensed independent public accountant for more than 25 years. Prior to acquiring his own firm, Mr. Gurr was the CEO of NACT Holding LLC, a position he held from January 2005 through November 2007 and where he led a management-led buyout from Verso. Prior to the formation of NACT Holding LLC, Mr. Gurr was president of Verso Switching Division, a division of Verso Technologies, Inc. from February 2002 to January 2005.

Name and address of Officers and Directors *	Amount and nature of beneficial ownership	Percent of class *****

Dhru Desai	4,350,000	4.57%
Nandu Thondavadi	4,350,000	4.57%
Thomas Sawyer	150,000	0.11%
Eric Gurr	205,000	0.22%

All officers and directors as a group	9,055,000	9.74%

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function.  The Audit Committee is chaired by Mr. Gurr since January 1, 2013 who was considered independent by the Board of Directors. The Company's Board of Directors has determined that Mr. Gurr can serve as the "audit committee financial expert" as defined under Item 407 of Regulation S-K of the 1934 Act.  Mr. Gurr met the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2012, certain Section 16(a) filing requirements applicable to such persons were not met in a timely manner but have been met once the responsible parties were able to confirm the percentage of shares outstanding held by each..

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

ITEM 11.                   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its two most recent fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option/Warrant Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Nandu Thondavadi, CEO	2013	$0	-0-	-0-	87,500	-0-	-0-	-0-	$0
	2012	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Dhru Desai, CFO	2013	$0	-0-	-0-	87,500	-0-	-0-	-0-	$0
	2012	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0

The Company’s board of directors granted 1,250,000 warrants to Nandu Thondavadi and Dhru Desai in 2013as total executive compensation for meeting company performance goals and as incentive to stay on. Neither one of them have an employment agreement currently with the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

The Compensation Committee, chaired by Mr. Sawyer, a director, has discussed with the two officers regarding compensation and determined that decisions regarding fair and appropriate compensation will be undertaken once the Company has achieved certain milestones and therefore no formal compensation agreements have been made with Mr. Thondavadi or Mr. Desai. The Company’s compensation committee is expected to define comprehensive compensation plan for the key executives including option grants for FY 2014 later in Q2 2014.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 10, 2014, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group.

Title of class	Name and address of beneficial owners*	Amount and nature of beneficial ownership	Percent of class*****
Common stock	Stonegate Assets, Inc.	7,000,000	7.6%
Common stock	Stonegate Holdings, Inc.	6,695,959	7.2%
Common stock & warrants	Dhru Desai (1)	4,350,000	4.7%
Common stock & warrants	Nandu Thondavadi (2)	4,350,000	4.7%
Common stock	Thomas E. Sawyer	150,000	0.11%
Common stock	Eric Gurr	205,000	0.22%
All officers and directors as a group		9,055,000	9.74%

(1)
Mr. Dhru Desai, an officer and member of the Board of Directors, owns stock in an irrevocable trust for the benefit of his family, through a controlled entity and in his own name and includes 1,250,000 warrants.

(2)
These shares are owned by Lionsgate Irrevocable Trust and may be imputed to Mr. Nandu Thondavadi, an officer and member of the Board of Directors, as the trustee and/or certain of the beneficiaries of this family trust are members of his immediate family. This includes 1,250,000 warrants granted to Mr. Nandu Thondavadi.

For each shareholder the calculation of beneficial ownership is based on 92,466,690 shares of common stock outstanding as of March 17, 2014.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sassetti LLC served as independent auditors for the years ended December 31, 2013, 2012 and 2011, and has acted as principal auditor since June 15, 2011.

AUDIT FEES

Fees billed by Sassetti LLC totaled $98,040 for the year ended December 31, 2013. This amount includes fees for the annual audit for the year ended December 31, 2012 and reviews of all of the company’s quarterly reports filed with the SEC during the year ended December 31, 2013. Fees totaled $73,000 for the year ended December 31, 2012. This amount includes fees for the annual audit for the year ended December 31, 2011 and reviews of the Company’s quarterly reports filed with SEC during the year ended December 31, 2012.  Fees billed by Schulman Wolfson and Abruzzo, LLP totaled $90,000 for the year ended December 31, 2012 and relate to review of 2012 10-K and reissuance of 2011 opinion.

AUDIT-RELATED FEES

Sassetti LLC billed $17,155 during 2013 relating to assistance with acquisitions, SEC filings, etc.

TAX FEES

There were no fees billed by the Company's auditors for tax services for fiscal years 2013 and 2012, respectively.

ALL OTHER FEES

There were no other fees billed by the Company's auditors for any other non-audit services rendered to the Company (such as attending meetings and other miscellaneous financial consulting), during the  years ended December 31, 2013 and December 31, 2012, respectively.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101
The following financial information from Quadrant 4 System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2013 and 2012, (ii) Consolidated Statement of Operations for the years ended December 31, 2013 and 2012, (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2013 and 2012, and (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

QUADRANT 4 SYSTEM CORPORATION

Date: March 17, 2014	By:	/s/ Nandu Thondavadi
	Name:	Nandu Thondavadi
	Title:	President and Chief Executive Officer

Date: March 17, 2014	By:	/s/Dhru Desai
	Name:	Dhru Desai
	Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 17, 2014	By:	/s/ Nandu Thondavadi
	Name:	Nandu Thondavadi
	Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 17, 2014	By:	/s/Dhru Desai
	Name:	Dhru Desai
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
Date: March 17, 2014	By:	/s/ Dr. Thomas E. Sawyer
	Name:	Dr. Thomas E. Sawyer
	Title:	Director