Form 10-Q
period 2014-03-31
Quadrant 4 System Corp
filed 2014-05-14
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

(855) 995-QFOR
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of common stock outstanding as of May 14, 2014 was 93,749,607.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$627,249	$897,215
Accounts and unbilled receivables (net of allowance for doubtful accounts of $806,725 and $808,497 for March 31, 2014 and December 31, 2013, respectively)	6,435,435	5,766,010
Other current assets	459,095	465,798
Total current assets	7,521,779	7,129,023

Property and equipment - net	25,650	21,491
Other assets	3,775,035	3,409,834
Intangible assets, net	15,309,710	16,608,253
TOTAL ASSETS	$26,632,174	$27,168,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,084,804	$4,271,785
Note payable – Revolver	3,567,303	4,330,575
Earnouts payable	-	1,222,312
Current maturities - long term debt	2,963,673	442,717
Total current liabilities	11,615,780	10,267,389
Long term debt less current maturities	3,117,538	5,647,550
Common Stock Payable	400,000	-
Total liabilities	15,133,318	15,914,939

Stockholders' Equity

Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 93,749,607 and 92,466,689 at March 31, 2014 and December 31, 2013, respectively	93,750	92,467
Additional paid-in capital	25,287,750	24,539,533
Accumulated Deficit	(13,882,644)	(13,378,338)

Total stockholders' equity	11,498,856	11,253,662
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,632,174	$27,168,601

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Statements of Operations

	Three months ending March 31,
	2014	2013

Revenue	$10,284,144	$9,907,455
Cost of revenue	7,753,378	7,543,851
Gross Margin	2,530,766	2,363,604

General and administrative expenses	(1,317,066)	(1,076,519)
Amortization and depreciation expense	(1,324,794)	(1,157,072)
Interest expense	(393,212)	(572,976)
Derivative gain	-	57,504
Net loss before Income taxes	(504,306)	(385,459)
Income taxes	-	-
Net loss	$(504,306)	$(385,459)

Net loss per common share- basic and diluted	$(0.01)	$(0.01)

Weighted average common shares - basic and diluted	93,330,597	56,964,893

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Statements of Cash Flows

	For the Three Months Ending
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(504,306)	$(385,459)

Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative Loss / (gain)	-	(57,504)
Accretion of interest	-	67,221
Amortization and depreciation	1,324,794	1,157,072
Doubtful accounts	1,772	78,610
Issuance of Stock for services and interest	-	(8,811)
Changes in assets and liabilities
Accounts receivable	(671,197)	(2,472,002)
Other current assets	6,703	79,939
Other assets	(365,201)	(39,168)
Accounts payable and accrued expenses	(409,293)	1,538,879

Net cash used in operating activities	(616,728)	(41,223)

Cash flows from investing activities:

Purchase of fixed assets	(5,660)	(1,565)
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,990,000 and issuance of common stock of $2,330,000)	-	(1,550,000)

Net cash used in investing activities	(5,660)	(1,551,565)

Cash flows from financing activities:

Proceeds from sales of common stock and exercise of warrants	1,124,750	300,000
(Decrease) increase in note payable - factor	(763,272)	1,315,158
Payments of long-term debt	(9,056)	(705,758)
Proceeds from long term debt	-	840,000

Net cash provided by financing activities	352,422	1,749,400

Net increase (decrease) in cash	(269,966)	156,612

Cash - Beginning of period	897,215	86,770

Cash - End of period	$627,249	$243,382

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$264,211	$315,607
Income taxes	$-	$-

Noncash transactions

Noncash considerations for acquisitions	$24,750	$5,230,000

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (the “Company” or “Q4”) was incorporated in Florida on May 14, 1990, as Sun Express Group, Inc. and changed its business model and name on March 31, 2011. On April 25, 2013, the Florida Company did a statutory merger with its Illinois Company, Q4 Systems Corporation with the Illinois Company being the surviving entity. The surviving Illinois parent has 200,000,000 authorized shares of common stock with a par value of $0.001 per share. Q4 operates its business through its wholly owned subsidiaries and is transforming itself to a SMAC (Social – Mobile – Analytics – Cloud) company. The Company has significant presence in Health Insurance, Media, Retail and Financial Services verticals.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations under Regulation S-X of the U.S. Securities and Exchange Commission for Form 10-Q, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K for Quadrant 4 System Corporation (the “Registrant” or the “Company”) for the year ended December 31, 2013. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included.  Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended December 31, 2013, as reported in the Form 10-K, have been omitted.

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates.  These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended December 31, 2013.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

For the periods ended March 31, 2014 and 2013, there were 11,410,844 and 12,266,947 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Concentrations of Credit Risk

The Company maintains cash at various financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.

The Company’s largest customer represented 12% of consolidated revenues and 15% of accounts receivable for the period ended March 31, 2014.  No individual customer exceeded 10% of consolidated revenues for the period ended March 31, 2013.

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

Acquisition of Momentum Mobile, LLC

On February 26, 2013 (and amended on February 26, 2014) effective February 1, 2013 the Company completed acquisition of certain the assets of Momentum Mobile, LLC. The assets including client contracts and employees were transferred in exchange for: (i) cash of $400,000; (ii) earn-out payments up to $800,000 as defined in the Agreement; (iii) 1,075,000 common shares valued at $354,750.

Acquisition of BlazerFish, LLC

On February 26, 2013 effective February 1, 2013 (and as amended in September 2013) the Company completed acquisition of certain assets of BlazerFish, LLC. The assets including client contracts, intellectual property and employees were transferred in exchange for: (i) cash of $250,000; (ii) earn-out payments equal to $600,000 as defined in the Agreement; (iii) 6,700,000 common shares valued at $1,900,000.

The following table summarizes the consideration transferred for the three acquisitions and the estimated amounts of identified assets acquired and liabilities assumed on the effective date of the acquisitions:

Fair value of consideration transferred from the acquisitions:
	TTS	Momentum	BlazerFish	Total
Cash	$900,000	$400,000	$250,000	$1,550,000
Common stock	1,000,000	354,750	1,900,000	3,254,750
Contingent payments	1,500,000	800,000	600,000	2,900,000
	$3,400,000	$1,554,750	$2,750,000	$7,704,750
Recognized amounts of identifiable assets acquired and liabilities assumed:
Customer lists intangibles	$7,650,000	$1,554,750	$85,000	$9,289,750
Technology stack intangibles	850,000	-	2,665,000	3,515,000
Certain accounts payable and accrued liabilities	(1,832,000)	-	-	(1,832,000)
Notes payable	(3,268,000)	-	-	(3,268,000)
	$3,400,000	$1,554,750	$2,750,000	$7,704,750

Each of the acquisitions include certain contingent consideration arrangements that required quarterly cash payments beginning June 30, 2013 through March 31, 2015 if the respective entity’s revenue run rate (as defined in the agreements) is 75% or more of its defined base. The range of undiscounted amounts the Company could owe under these arrangements is between $0 and $2,900,000. The fair value of contingent consideration on the acquisition dates(s) of approximately $2,900,000 were estimated based on the projected revenues of each asset purchase through 2015. The calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as level 3 inputs. Key assumptions include the maintenance of certain customers as well as utilizing certain technology across the Company’s existing client base. Decrease in the contingent considerations and a settlement of earn-out liabilities during December 2013 resulted in a reduction of the earn-out liability by $1,007,313.

The following unaudited proforma summary for the three months ended March 31, 2013 presents consolidated information of the company as if these business combinations occurred on January 1, 2013 and includes the amortization of acquired intangibles:

2014
Gross Sales:	$11,464,408

Net Loss:	$(492,089)

NOTE 5 – INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, intangible assets consisted of the following:

Intangible assets consisted of the following:

	March 31, 2014	December 31, 2013
Customer list – Q4 Consulting	$7,131,196	$7,131,196
Customer list – Q4 Solutions	5,461,000	5,461,000
Technology stack – Q4 Solutions	5,550,000	5,550,000
Technology stack – Empower HR	175,000	175,000
Customer list – Q4 Cloud	7,050,000	7,050,000
Technology stack – Q4 Cloud	850,000	850,000
Customer list – Q4 Mobility	1,639,750	1,615,000
Technology stack– Q4 Mobility	2,665,000	2,665,000
	30,521,946	30,497,196
Accumulated amortization	(15,212,236)	(13,888,943)
	$15,309,710	$16,608,253

For the three months ending March 31, 2014, the change in intangible assets was as follows:

Beginning of the year	$16,608,253
Additions	24,750
Impairment of assets	-
Amortization	(1,323,293)

End of the year	$15,309,710

For quarters ending March 31, 2014 and 2013, amortization expense was $1,323,293 and $1,156,827, respectively.

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

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
Note payable due December 31, 2015, as extended, plus interest at 5% per annum (a)	$3,117,538	$3,117,538
Note 1 payable due February 6, 2015, as extended, plus interest at 16% per annum (b)	682,500	682,500
Note 2 payable due February 6, 2015, plus interest at 10% per annum (b)	695,673	704,729
Note 3 payable due February 6, 2015, as extended, plus interest at 16% per annum (b)	1,585,500	1,585,500

Total	6,081,211	6,090,267
Less: Current maturities	(2,963,673)	(442,717)
Total long-term debt	$3,117,538	$5,647,550

(a) In December 2013, $2 million of this debt was converted to 3,333,334 shares of common stock at $0.60/share with 1,666,667 warrants exercisable at $1/share through December 31, 2018. In March 2014, the note was extended to December 31, 2015 without any further considerations.

(b) On February 6th, 2013, in conjunction with the purchase of Teledata Technology Solutions, the Company issued the following notes:

Note 1: $682,500 note, requiring monthly interest payments at an annual rate of 16% on the unpaid principal balance, with a maturity date of May 14, 2013.
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

NOTE 8 – DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

March 31, 2013
Warrants	$191,660
Conversion feature	-

Derivative liability	$191,660

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at March 31, 2013:

Risk free interest rate	.72%
Expected volatility	440%
Expected dividend yield	0

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Reserved Shares

As of March 31, 2014, the Company has issued the following warrants for common stock:

Financing and stock subscriptions	4,401,113
Note Extensions	2,843,064
Management	2,500,000
Debt conversion	1,666,667

Total Reserved	11,410,844

During the three months ended March 31, 2014, 1,207,917 warrants were exercised totaling $724,750. In addition during the three months ended March 31, 2014, 666,667 warrants were exercised during the three months ended March 31, 2014 with a value of $400,000 but are being shown as common stock payable as the shares were not issued as of March 31, 2014.

NOTE 10 – CONTINGENCIES

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover such claims.

NOTE 11 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company and its management team have no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $1,354,000 and $970,000 for the three months ending March 31, 2014 and March 31, 2013.

NOTE 12 – SUBSEQUENT EVENT

On May 1, 2014, the Company acquired certain technology assets specific to media platforms for a total consideration of 4,444,445 shares priced at $0.45/share and 2 million warrants with an exercise price of $1/share. These assets are critical to executing the contract that company signed and disclosed in 8k dated May 8, 2014.

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending March 31,
	2014	2013	Increase/ (Decrease)	Percent
Revenue	$10,284,144	$9,907,455	$376,689	4%
Cost of Revenue	(7,753,378)	(7,543,851)	209,527	3%
Gross Margin	2,530,766	2,363,604	167,162	7%
General and administrative expenses	(1,317,066)	(1,076,519)	240,547	22%
Amortization of intangible assets	(1,324,794)	(1,157,072)	167,722	14%
Interest and derivative expense	(393,212)	(572,976)	(179,764)	(31)%
Derivative gain/(loss)	-	57,504	(57,504)	(100)%
Net loss	$(504,306)	$(385,459)	$118,847	31%

Comparison of Three Months Ending March 31, 2013 and 2012

REVENUES

Revenues for the first quarter ending March 31, 2014 totaled $10,284,144 compared to $9,907,455 of revenue during the same period in 2013.  There is slight increase in revenues of $376,689 or 4% over the previous first quarter. Revenues were comprised of service-related sales of software programming, consulting and development services.

COST OF REVENUES

Cost of revenue for the first quarter ending March 31, 2014 totaled $7,753,378 compared to $7,543,851 during the same period in 2013.  The increase in cost of revenue of $209,527 or 3% over the previous first quarter, was due to corresponding increase in revenues in the first quarter of 2013. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $167,162, or 7% over the previous first quarter, resulted primarily from increased revenues, the gross margin percentage increased to approximately 25% from 24% during the same period of 2013.

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the first quarter ending March 31, 2014 totaled $1,317,066 compared to $1,076,519 during the same period in 2013.  The increase in selling, general & administrative expenses of $240,547 or 22% over the previous first quarter was due to increased costs of building new vertical sales force during the first quarter of 2014.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the first quarter ending March 31, 2014 totaled $1,324,794 compared to $1,157,072 during the same period in 2013.   The increase in amortization expense of $167,722 was due to acquisitions that occurred during the first quarter of 2013.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST AND DERIVATIVE EXPENSE

Financing and interest costs and derivative expenses for the first quarter ending March 31, 2014 totaled $393,212 compared to $515,472 during the same period in 2013.  The decrease in financing, interest costs and derivative expenses of $122,260 or 24% over the previous first quarter due to various note repaid during the last quarter of the previous year 2013.

NET LOSS

The Company reported a net loss of $504,306 for the first quarter ending March 31, 2014 compared to $385,459 for the same period in 2013.  The increase was $118,847, or 31% over the previous first quarter.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the first quarters ending March 31, 2014 and March 31, 2013 is calculated as follows:

	March 31, 2014	March 31, 2013
Net Loss (GAAP Basis)	$(504,306)	$(385,459)
Interest expense	393,212	572,976
Derivative (gain)/loss	-	(57,504)
Amortization and depreciation expense	1,324,794	1,157,072
Income Taxes	-	-
EBITDA	$1,213,700	$1,287,085

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the first quarter ending March 31, 2014 decreased  by $73,385 or 6% over the previous first quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had an accumulated deficit of $13,882,644 as compared to $13,378,338 at December 31, 2013.  As of March 31, 2014, we had a working capital deficit of $4,094,001 as compared to $3,138,366 at December 31, 2013.

We have no material commitments for capital expenditures.

Net cash used by operations for the three months ending March 31, 2014 was $616,729 as compared to cash used in operating activities of $41,223 for the three months ending March 31, 2013. The decrease in cash used in operating activities in 2014 compared to 2013 was primarily due to increase in revenue and accounts receivable during three months period ending March 31, 2013.

Net cash used for investing activities was $5,659 for the three months ending March 31, 2014 compared to $1,551,565 during the same three months ending March 31, 2013. The decrease was primarily due to acquisition of assets happened in 1st Quarter 2013.

Net cash provided by financing activities for the three months ending March 31, 2014 was $352,422 as compared to cash provided by financing activities of $1,749,400 for the three months ending March 31, 2013.   The decrease in cash provided by financing activities in 2014 compared to 2013 was primarily due to a reduction in the factor note of $763,272 versus an increase in 2013 of $1,315,158.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending March 31, 2014.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the unaudited financial statements included elsewhere in this Report and in Note 2 to the financial statements included in our Annual Report filed under Form 10-K for the year ending December 31, 2013. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  The following are a summary of the significant accounting estimates and policies that we believe are most critical to aid in fully understanding and evaluating our reported financial results.

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

Changes in internal control over financial reporting.   There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2014, 1,207,917 warrants were exercised totaling $724,750. In addition during the three months ended March 31, 2014, 666,667 warrants were exercised during the three months ended March 31, 2014 with a value of $400,000 but are being shown as common stock payable as the shares were not issued as of March 31, 2014.

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 (unauditied) and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three months ending March 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending March 31, 2014 and 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

May 14, 2014	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director