Form 10-Q
period 2014-06-30
Quadrant 4 System Corp
filed 2014-08-13
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of common stock outstanding as of August 13, 2014 was 99,160,719.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Balance Sheet

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$269,830	$897,215
Accounts and unbilled receivables (net of allowance for doubtful accounts of $806,725 and $808,497 at June 30, 2014 and December 31, 2013, respectively)	7,415,524	5,766,010
Other current assets	644,781	465,798
Total current assets	8,330,135	7,129,023

Property and equipment - net	32,409	21,491
Other assets	4,194,820	3,409,834
Intangible assets, net	16,984,647	16,608,253
TOTAL ASSETS	$29,542,011	$27,168,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,237,872	$4,271,785
Note payable – Revolver	3,298,088	4,330,575
Earnouts payable	-	1,222,312
Current maturities - long term debt	2,820,228	442,717
Total current liabilities	11,356,188	10,267,389
Long term debt less current maturities	3,117,538	5,647,550

Total liabilities	14,473,726	15,914,939

Stockholders' Equity

Common stock - $0.001 par value; authorized: 200,000,000 shares, issued and outstanding: 99,160,719 and 92,466,689 at June 30, 2014 and December 31, 2013, respectively	99,160	92,467
Additional paid-in capital	28,828,239	24,539,533
Accumulated Deficit	(13,859,114)	(13,378,338)

Total stockholders' equity	15,068,285	11,253,662
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,542,011	$27,168,601

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Statements of Operations

	Three Months Ending June 30,		Six Months Ending June 30,
	2014	2013	2014	2013

Revenue	$11,917,170	$9,097,604	$22,201,314	$19,005,059
Cost of revenue	8,821,109	6,681,494	16,574,487	14,225,345
Gross Margin	3,096,061	2,416,110	5,626,827	4,779,714

General and administrative expenses	(1,392,828)	(1,264,312)	(2,709,894)	(2,340,831)
Amortization and depreciation expense	(1,397,461)	(1,342,605)	(2,722,255)	(2,499,677)
Legal Judgment -Financing	-	(692,000)	-	(692,000)
Interest expense	(282,242)	(638,148)	(675,454)	(1,211,124)
Derivative gain		57,508		115,012
Net Income / (loss) before income taxes	23,530	(1,463,447)	(480,776)	(1,848,906)
Income taxes	-	-	-	-
Net Income/(loss)	$23,530	$(1,463,447)	$(480,776)	$(1,848,906)

Net Income/ (loss) per common share
Basic	$0.00	$(0.02)	$(0.00)	$(0.03)
Diluted	$0.00	$(0.02)	$(0.00)	$(0.03)

Weighted average common shares
Basic	93,856,144	60,010,126	93,427,813	58,358,431
Diluted	96,772,909	60,010,126	93,427,813	58,358,431

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Statements of Cash Flows

	For the Six Months Ending
	June 30,
	2014		2013
Cash flows from operating activities:
Net loss	$(480,776)		$(1,848,906)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Derivative loss / (gain)	-		(115,012)
Accretion of interest	-		134,443
Amortization and depreciation	2,722,255		2,499,677
Doubtful accounts	-		179,524
Issuance of Stock for services and interest	75,000		27,550
Changes in assets and liabilities
Accounts receivable	(1,649,514)		(2,484,614)
Other current assets	(178,983)		463,714
Other assets	(784,986)		(272,552)
Accounts payable and accrued expenses	(256,223)		1,768,878

Net cash provided by/(used in) operating activities	(553,227)		352,702

Cash flows from investing activities:

Purchase of fixed assets	(13,920)		(8,239)
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,990,000 and issuance of common stock of $2,330,000)	-		(1,550,000)

Net cash used in investing activities	(13,920)		(1,558,239)

Cash flows from financing activities:

Proceeds from sales of common stock and exercise of warrants	1,124,750		300,000
(Decrease) increase in note payable - factor	(1,032,487)		1,543,204
Payments of long-term debt	(152,501)		(1,495,966)
Proceeds from long term debt	-		840,000

Net cash provided by/(used in) financing activities	(60,238)		1,187,238

Net decrease in cash	(627,385)		(18,299)

Cash - Beginning of period	897,215		86,770

Cash - End of period	$269,830		$68,471

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$700,998		$750,962
Income taxes	$-		$-

Noncash transactions
Acquisition of technology platform utilizing common stock & warrants	$3,075,649	$
Noncash considerations for acquisitions	$-		$5,230,000

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (the “Company” or “Quadrant 4”) was incorporated in Florida on May 14, 1990, as Sun Express Group, Inc. and changed its business model and name on June 30, 2011. On April 25, 2013, the Florida Company did a statutory merger with its Illinois Company, Q4 Systems Corporation with the Illinois Company being the surviving entity. The surviving Illinois parent has 200,000,000 authorized shares of common stock with a par value of $0.001 per share. Quadrant 4 operates its business through its wholly owned subsidiaries and is transforming itself to a SMAC (Social – Mobile – Analytics – Cloud) company. The Company has significant presence in Health Insurance, Media, Retail and Financial Services verticals.

Operations

Quadrant 4 is a leading Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) company. The Company develops, implements, and operates PaaS and SaaS systems, including qHIX for the health insurance markets; qBLITZ for the digital media business; and qSKU for retailers. These platforms have a built in proprietary set of SMAC (social media, mobility, analytics and cloud computing) components and focus on providing solutions for Fortune 500 companies.

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

Income (loss) per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

Concentrations of Credit Risk

The Company maintains cash at various financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.

The Company’s largest customer represented 15% of consolidated revenues and 9% of accounts receivable for the six months ended June 30, 2014.  No individual customer exceeded 10% of consolidated revenues for the six months ended June 30, 2013.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

Each of the acquisitions include certain contingent consideration arrangements that required quarterly cash payments beginning June 30, 2013 through June 30, 2015 if the respective entity’s revenue run rate (as defined in the agreements) is 75% or more of its defined base. The range of undiscounted amounts the Company could owe under these arrangements is between $0 and $2,900,000. The fair value of contingent consideration on the acquisition dates(s) of approximately $2,900,000 were estimated based on the projected revenues of each asset purchase through 2015. The calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as level 3 inputs. Key assumptions include the maintenance of certain customers as well as utilizing certain technology across the Company’s existing client base. Decrease in the contingent considerations and a settlement of earn-out liabilities during December 2013 resulted in a reduction of the earn-out liability by $1,007,313.

The following unaudited proforma summary for the six months ended June 30, 2013 presents consolidated information of the company as if these business combinations occurred on January 1, 2013 and includes the amortization of acquired intangibles:

Gross Sales:	$20,562,012

Net Loss:	$(1,955,536)

On May 1, 2014, the Company acquired certain technology assets specific to media platforms for a total consideration of 4,444,445 shares priced at $0.45/share and 2 million warrants exercisable over 3 years, with an exercise price of $1/share. The value of the warrants, using Black Scholes model is $1,070,899.These assets are critical to executing the long-term sales contract that the Company signed effective May 1, 2014 to provide media platform services valued up to $50,000,000 over five years to an existing client.

NOTE 5 – INTANGIBLE ASSETS

As of June 30, 2014 and December 31, 2013, intangible assets consisted of the following:

	June 30, 2014	December 31, 2013
Customer list – Q4 Consulting	$7,131,196	$7,131,196
Customer list – Q4 Solutions	5,461,000	5,461,000
Technology stack – Q4 Solutions	5,550,000	5,550,000
Technology stack – Empower HR	175,000	175,000
Customer list – Q4 Cloud	7,050,000	7,050,000
Technology stack – Q4 Cloud	850,000	850,000
Customer list – Q4 Mobility	1,639,750	1,615,000
Technology stack– Q4 Mobility	2,665,000	2,665,000
Technology stack– Q4 Media	3,070,899	-
	33,592,845	30,497,196
Accumulated amortization	(16,608,198)	(13,888,943)
	$16,984,647	$16,608,253

For the six months ending June 30, 2014, the change in intangible assets was as follows:

Beginning of the year	$16,608,253
Additions	3,095,649
Amortization	(2,719,255)
End of the year	$16,984,647

For quarters ending June 30, 2014 and 2013, amortization expense was $ 1,395,963 and $1,342,605, respectively.

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

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
Note payable due December 31, 2015, as extended, plus interest at 5% per annum (a)	$3,117,538	$3,117,538
Note 1 payable due February 6, 2015, as extended, plus interest at 16% per annum (b)	682,500	682,500
Note 2 payable due February 6, 2015, plus interest at 10% per annum (b)	552,228	704,729
Note 3 payable due February 6, 2015, as extended, plus interest at 16% per annum (b)	1,585,500	1,585,500

Total	5,937,766	6,090,267
Less: Current maturities	(2,820,228)	(442,717)
Total long-term debt	$3,117,538	$5,647,550

(a) In December 2013, $2 million of this debt was converted to 3,333,334 shares of common stock (at $0.60/share) with 1,666,667 warrants exercisable at $1/share through December 31, 2018. In March 2014, the note was extended to December 31, 2015 without any further considerations.

(b) On February 6th, 2013, in conjunction with the purchase of Teledata Technology Solutions, the Company issued the following notes:

Note 1: $682,500 note, requiring monthly interest payments at an annual rate of 16% on the unpaid principal balance, with an original maturity date of May 14, 2013.
Note 2: $1,000,000 note with an original maturity date of February 6, 2015, requiring 24 consecutive monthly principal payments of $10,000 plus any accrued interest at a rate of 10% on the unpaid principal balance.
Note 3: $1,585,000 note with an original maturity date of May 6, 2014, requiring 11 consecutive monthly principal payments of $75,000, in addition to one principal payment of $350,000 due on May 31, 2013. The note also requires monthly interest payments at a rate of 16% on the unpaid principal payments.

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

NOTE 8 – DERIVATIVE LIABILITY/FAIR VALUE

The derivative liability consists of the following:

June 30, 2013
Warrants	$134,152
Conversion feature	-

Derivative liability	$134,152

The derivative liability related to the outstanding warrants was valued using the Black-Scholes option valuation model and the following assumptions at June 30, 2013:

June 30, 2013
Risk free interest rate	.41% - .72%
Expected volatility	433%
Expected dividend yield	0

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Stock Warrants

As of June 30, 2014, the Company has issued the following warrants for common stock:

Financing, acquisition and stock subscriptions	8,275,696
Note Extensions	2,843,064
Management	2,500,000
Debt conversion	1,666,667
Total Reserved	15,285,427

During the six months ended June 30, 2014, 1,874,584 warrants were exercised totaling $1,124,750.

NOTE 10 – INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the 3 months ended June 30,		For the 6 months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) available to common shareholders	$23,530	$(1,463,447)	$(480,776)	$(1,848,906)

Denominator:
Weighted average outstanding shares
Basic	93,856,144	60,010,126	93,427,813	58,358,431
Income (Loss) per Share - Basic	$0.00	$(0.02)	$0.00	$(0.03)

Effect of dilutive common stock	2,916,765	-	-	-
Weighted average outstanding shares
Diluted	96,772,909	60,010,126	93,427,813	58,358,431
Income (Loss) per share - Diluted	$0.00	$(0.02)	$0.00	$(0.03)

The Company excluded 8,809,027 and 15,285,427 potential shares attributable to outstanding stock warrants from the calculation of diluted earnings per share for the three and six months ended May 31, 2014, respectively and 14,526,678 and 14,526,678 for the three and six months ended May 31, 2013, respectively, because their inclusion would have been anti-dilutive.

NOTE 11 – CONTINGENCIES

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover certain claims.

NOTE 12 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company and its management team have no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $1,690,000 and $975,000 for the three months ending June 30, 2014 and June 30, 2013, respectively and $ 3,044,000 and $1,840,000 for the six months ending June 30, 2014 and June 30, 2013, respectively.

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

Overview

We are a leading Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) company. The Company develops, implements, and operates PaaS and SaaS systems, including qHIX for the health insurance markets; qBLITZ for the digital media business; and qSKU for retailers. These platforms have a built in proprietary set of SMAC (social media, mobility, analytics and cloud computing) components and focus on providing solutions for Fortune 500 companies. Please visit www.qfor.com for further information

Competition

The intensely competitive IT services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

•	systems integration firms
•	contract programming companies
•	application software companies
•	traditional large consulting firms
•	professional services groups of computer equipment companies and
•	facilities management and outsourcing companies

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending June 30,
	2014	2013	Increase/ (Decrease)	Percent
Revenue	$11,917,170	$9,097,604	$2,819,566	31%
Cost of Revenue	(8,821,109)	(6,681,494)	2,139,615	32%
Gross Margin	3,096,061	2,416,110	679,951	28%
General and administrative expenses	(1,392,828)	(1,264,312)	(128,516)	-10%
Amortization of intangible assets	(1,397,461)	(1,342,605)	(54,856)	-4%
Interest, legal judgment and derivative expense	(282,242)	(1,272,640)	990,398	78%

Net Profit/(loss)	$23,530	$(1,463,447)	$1,486,977	102%

	Six months ending June 30,
	2014	2013	Increase/ (Decrease)	Percent
Revenue	$22,201,314	$19,005,059	$3,196,255	17%
Cost of Revenue	(16,574,487)	(14,225,345)	2,349,142	17%
Gross Margin	5,626,827	4,779,714	847,113	18%
General and administrative expenses	(2,709,894)	(2,340,831)	(369,063)	-16%
Amortization of intangible assets	(2,722,255)	(2,499,677)	(222,578)	-9%
Interest, legal judgment and derivative expense	(675,454)	(1,788,112)	1,112,658	62%

Net loss	$(480,776)	$(1,848,906)	$1,368,130	74%

Comparison of Three Months and Six Months Ending June 30, 2014 and 2013

REVENUES

Revenues for the second quarter ending June 30, 2014 totaled $11,917,170 compared to $9,097,604 of revenue during the same period in 2013 representing an increase in revenues of $2,819,566 or 31% over the previous second quarter. The increase in revenues were primarily due to signing up a large media client and additional new clients. The revenues were comprised of managed services, subscription fees and software development services.

Revenues for the six months ending June 30, 2014 totaled $22,201,314 compared to $19,005,059 of revenue during the same period in 2013 representing an increase in revenues of $3,196,255 or 17 % over the previous six month period in 2013. The increase in revenues were primarily due to signing up a large media client and additional new clients. The revenues were comprised of managed services, subscription fees and software development services.

COST OF REVENUES

Cost of revenue for the second quarter ending June 30, 2014 totaled $8,821,109 compared to cost of revenue of $6,681,494 during the same period in 2013. The increase in cost of revenue of $2,139,615 or 32% over the previous second quarter, was due primarily to the increase in revenues in 2014. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the six months ending June 30, 2014 totaled $16,574,487 compared to cost of revenue of $14,225,345 during the same period in 2013.The increase in cost of revenue of $2,349,142 or 17% over the previous second quarter, was due primarily to the increase in revenues in the second quarter of 2014. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $679,951 or 28% over the previous second quarter, resulted primarily from increased revenues, the gross margin percentage decreased to approximately 26% in the second quarter of 2014 from 27% in the second quarter of 2013.

The increase in gross margin of $847,113 or 18% over the previous six month period, resulted primarily from increased revenues, the gross margin percentage almost same as 25% in the six months period 2013 and in the six month period 2014.

SELLING, GENERAL AND ADMINISTATIVE EXPENSES

Selling, general & administrative expenses for the second quarter ending June 30, 2014 totaled $1,392,828 compared to selling, general & administrative expenses of $1,264,312 during the same period in 2013. The increase in selling, general & administrative expenses of $128,516 or 10% over the previous second quarter was due to increase in selling, general & administrative expenses related to media and healthcare business units.

Selling, general & administrative expenses for the six months ending June 30, 2014 totaled $2,709,894 compared to selling, general & administrative expenses of $2,340,831 during the same period in 2013.The increase in selling, general & administrative expenses of $369,063 or 16% over the previous six month period, was due to increase in selling, general & administrative expenses related to media and healthcare business units.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the second quarter ending June 30, 2014 totaled $1,397,461 compared to $1,342,605 during the same period in 2013. There is slight increase in amortization expense of $54,856 was due to acquisitions that occurred during this quarter. Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization expense for the six months ending June 30, 2014 totaled $2,722,255 compared to $2,499,677 during the same period in 2013. The increase in amortization expense of $222,578 was due to the additional amortization expense from intangible assets acquired during 2014 and the 2013 acquisitions which were effective February 1, 2013. Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST, LEGAL JUDGMENT AND DERIVATIVE EXPENSE

Interest costs, legal judgment and derivative expenses for the second quarter ending June 30, 2014 totaled $282,242 compared to $1,272,640 during the same period in 2013. The decrease in financing, interest costs and derivative expenses of $990,398 or 78% over the previous second quarter was due to decrease in long-term debt to finance the Company’s acquisition, the decrease in note payable-revolver and a $692,000 legal judgment recorded in 2nd quarter of 2013.

Interest costs, legal judgment and derivative expenses for the six months ending June 30, 2014 totaled $675,454 compared to $1,788,112 during the same period in 2013. The decrease of $1,112,658 or 62% over the previous six month period was due to decrease in long-term debt to finance the Company’s acquisitions, the decrease in note payable-revolver and a $692,000 legal judgment recorded in 2nd quarter of 2013.

NET PROFIT/LOSS

The Company reported a net profit of $23,530 for the second quarter ending June 30, 2014 compared to net loss of $1,463,447 for the same period in 2013.The increase of $1,486,977 or 102 % over the previous second quarter, was due to increase in revenues and corresponding gross margin and decrease in legal settlement, interest and amortization in the current period as compared to the prior period.

The Company reported a net loss of $480,776 for the six months ending June 30, 2014 compared to net loss of $1,848,906 for the same period in 2013.The decrease of $1,368,130 or 74% over the previous six month period due to increase in revenues and corresponding gross margin and decrease in legal settlement, interest and amortization in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the second quarters ending June 30, 2014 and June 30, 2013 is calculated as follows:

	June 30, 2014	June 30, 2013
Net Income / (Loss) (GAAP Basis)	$23,530	$(1,463,447)
Interest, legal judgment and derivative expense	282,242	1,272,640
Amortization and depreciation expense	1,397,461	1,342,605
Income Taxes	-	-
EBITDA	$1,703,233	$1,151,798

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ending June 30, 2014 and June 30, 2013 is calculated as follows:

	June 30, 2014	June 30, 2013
Net Loss (GAAP Basis)	$(480,776)	$(1,848,906)
Interest, legal judgment and derivative expense	675,454	1,788,112
Amortization and depreciation expense	2,722,255	2,499,677
Income Taxes	-	-
EBITDA	$2,916,933	$2,438,883

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending June 30, 2014 increased by $551,435 or 48% over the previous three months and EBITDA for six months period ending June 30,2014 increased by $478,050 or 20% over the previous six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had an accumulated deficit of $13,859,114 as compared to $13,378,338 at December 31, 2013.  As of June 30, 2014, we had a working capital deficit of $3,026,053 as compared to $3,138,366 at December 31, 2013.

We have no material commitments for capital expenditures.

Net cash used in operations for the six months ending June 30, 2014 was $553,227 as compared to net cash provided by operations of $352,702 primarily relating to changes in Accounts receivable and accounts payable.

Net cash used in investing activity for the six months ending June 30, 2014 was $13,920 as compared to net cash used $1,558,239 during the previous six month primarily relating to the Acquisitions of businesses during 2013.

Net cash used in financing activities for the six months ending June 30, 2014 was $60,238. Net cash provided by financing activities during the six months ending June 30, 2013 was $1,187,238. 2013 noted $300,000 in proceeds from common stock, $840,000 proceeds in long term debt whereas in 2014 proceeds from sale of common stock and exercise of warrants of $1,124,750 was primarily used to pay long term debt and pay down the line of credit.

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

The Company is currently discussing with the lenders whose loans are coming due within the next year to extend their terms. The Company believes its resources are adequate to fund its current operations for the next 12 months.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending June 30, 2014.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Changes in internal control over financial reporting.   There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2014, 1,874,584 warrants were exercised totaling $1,124,750.

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 (unauditied) and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ending June 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending June 30, 2014 and 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

August 13, 2014	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director