Form 10-Q
period 2014-09-30
Quadrant 4 System Corp
filed 2014-11-12
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).   Yes  ☐    No ☒

The number of shares of common stock outstanding as of November 12, 2014 was 99,160,719.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Balance Sheet

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$959,439	$897,215
Accounts and unbilled receivables (net of allowance for doubtful accounts of $801,725 and $808,497 at September 30, 2014 and December 31, 2013, respectively)	8,006,416	5,766,010
Other current assets	694,357	465,798
Total current assets	9,660,212	7,129,023

Property and equipment - net	33,215	21,491
Other assets	4,690,640	3,409,834
Intangible assets, net	15,548,752	16,608,253
TOTAL ASSETS	$29,932,819	$27,168,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,797,286	$4,271,785
Note payable – Revolver	3,076,563	4,330,575
Earnouts payable	-	1,222,312
Current maturities - long term debt	2,701,046	442,717
Total current liabilities	11,574,895	10,267,389
Long term debt less current maturities	3,117,538	5,647,550

Total liabilities	14,692,433	15,914,939

Stockholders' Equity

Common stock - $0.001 par value; authorized: 200,000,000 shares, issued and outstanding: 99,160,719 and 92,466,689 at September 30, 2014 and December 31, 2013, respectively	99,161	92,467
Additional paid-in capital	28,828,239	24,539,533
Accumulated Deficit	(13,687,014)	(13,378,338)

Total stockholders' equity	15,240,386	11,253,662
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,932,819	$27,168,601

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Statements of Operations

	Three Months Ending September 30,		Nine Months Ending September 30,
	2014	2013	2014	2013

Revenue	$13,235,883	$9,142,740	$35,437,197	$28,147,799
Cost of revenue	9,753,971	6,526,156	26,328,458	20,751,501
Gross Margin	3,481,912	2,616,584	9,108,739	7,396,298

General and administrative expenses	(1,557,970)	(1,597,638)	(4,267,864)	(3,938,469)
Amortization and depreciation expense	(1,437,395)	(1,333,267)	(4,159,650)	(3,832,944)
Forfeiture of earn-outs	-	570,000	-	570,000
Legal Judgment -Financing	-	-	-	(692,000)
Interest expense	(314,447)	(689,547)	(989,901)	(1,900,672)
Derivative gain	-	(402,441)	-	(287,429)
Net Income / (loss) before income taxes	172,100	(836,309)	(308,676)	(2,685,216)
Income taxes	-	-	-	-
Net Income/(loss)	$172,100	$(836,309)	$(308,676)	$(2,685,216)

Net Income/ (loss) per common share
Basic	$0.00	$(0.01)	$0.00	$(0.04)
Diluted	$0.00	$(0.01)	$0.00	$(0.04)

Weighted average common shares
Basic	99,160,719	66,090,398	95,359,781	60,964,075
Diluted	103,137,119	66,090,398	95,359,781	60,964,075

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Consolidated Statements of Cash Flows

	For the Nine Months Ending
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(308,676)	$(2,685,216)

Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative loss / (gain)	-	287,429
Forfeiture of earn-outs	-	(570,000)
Accretion of interest	-	134,443
Amortization and depreciation	4,159,650	3,832,944
Doubtful accounts		269,858
Issuance of Stock for services and interest	75,000	68,350
Changes in assets and liabilities
Accounts receivable	(2,240,406)	(2,050,154)
Other current assets	(228,559)	621,068
Other assets	(1,280,806)	(544,793)
Accounts payable and accrued expenses	303,191	959,032

Net cash provided by operating activities	479,394	322,961

Cash flows from investing activities:

Purchase of fixed assets	(16,225)	(16,865)
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,990,000 and issuance of common stock of $2,330,000)		(1,550,000)

Net cash used in investing activities	(16,225)	(1,566,865)

Cash flows from financing activities:

Proceeds from sales of common stock and exercise of warrants	1,124,750	300,000
(Decrease) increase in note payable - factor	(1,254,012)	1,562,920
Payments of long-term debt	(271,683)	(1,498,600)
Proceeds from long term debt	-	840,000

Net cash provided by/(used in) financing activities	(400,945)	1,204,320

Net increase (decrease) in cash	62,224	(39,584)

Cash - Beginning of period	897,215	86,770

Cash - End of period	$959,439	$47,186

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$989,901	$1,776,229
Income taxes	$-	$-

Noncash transactions
Acquisition of technology platform utilizing common stock & warrants	$3,075,649	$-
Decrease in common stock payable/Issuance of shares	$-	$1,304,423
Payment of debt with equity	$-	$2,754,578
Noncash considerations for acquisitions	$-	$5,230,000

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

The Company’s largest customer represented 18% of consolidated revenues and 8% of accounts receivable for the nine months ended September 30, 2014.  No individual customer exceeded 10% of consolidated revenues for the nine months ended September 30, 2013.

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

Each of the acquisitions include certain contingent consideration arrangements that required quarterly cash payments beginning June 30, 2013 through June 30, 2015 if the respective entity’s revenue run rate (as defined in the agreements) is 75% or more of its defined base. The range of undiscounted amounts the Company could owe under these arrangements is between $0 and $2,900,000. The fair value of contingent consideration on the acquisition dates(s) of approximately $2,900,000 were estimated based on the projected revenues of each asset purchase through 2015. The calculations and projections are based on significant inputs not observable in the market, which ASC 820 refers to as level 3 inputs. Key assumptions include the maintenance of certain customers as well as utilizing certain technology across the Company’s existing client base. Decrease in the contingent considerations and a settlement of earn-out liabilities resulted in a reduction of the earn-out liability of $570,000 for the three months ended September 30, 2013 and $437,513 for the three months ended December 31, 2013.

The following unaudited proforma summary for the nine months ended September 30, 2013 presents consolidated information of the company as if these business combinations occurred on January 1, 2013 and includes the amortization of acquired intangibles:

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

NOTE 5 – INTANGIBLE ASSETS

As of September 30, 2014 and December 31, 2013, intangible assets consisted of the following:

	September 30, 2014	December 31, 2013
Customer list – Q4 Consulting	$7,131,196	$7,131,196
Customer list – Q4 Solutions	5,461,000	5,461,000
Technology stack – Q4 Solutions	5,550,000	5,550,000
Technology stack – Empower HR	175,000	175,000
Customer list – Q4 Cloud	7,050,000	7,050,000
Technology stack – Q4 Cloud	850,000	850,000
Customer list – Q4 Mobility	1,639,750	1,615,000
Technology stack– Q4 Mobility	2,665,000	2,665,000
Technology stack– Q4 Media	3,070,899	-
	33,592,845	30,497,196
Accumulated amortization	(18,044,093)	(13,888,943)
	$15,548,752	$16,608,253

For the nine months ending September 30, 2014, the change in intangible assets was as follows:

Beginning of the year	$16,608,253
Additions	3,095,649
Amortization	(4,155,150)
End of the year	$15,548,752

For quarters ending September 30, 2014 and 2013, amortization expense was $ 1,435,895 and $1,333,017, respectively.

NOTE 6 – NOTE PAYABLE - REVOLVER

As amended in February 2013, the Company entered into an agreement with a financing company providing a revolving line of credit. Under the agreement, the Company assigns certain accounts receivable, including purchased accounts receivable, to the financing company in return for a maximum line of credit of $6,500,000. The agreement is automatically renewable on the anniversary unless cancelled by the parties.  Fees under the agreement consist of a commitment fee of $65,000, a service fee of 0.825% per month, and interest at prime (at minimum of 5%) plus 2% per annum.  Early termination fees would apply for payoffs prior to the due date of January 31, 2016.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

NOTE 7 – LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
Note payable due December 31, 2017, as extended, plus interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note 1 payable due February 6, 2015, as extended, plus interest at 16% per annum (b)	682,500	682,500
Note 2 payable due February 6, 2015, plus interest at 10% per annum (b)	433,046	704,729
Note 3 payable due February 6, 2015, as extended, plus interest at 16% per annum (b)	1,585,500	1,585,500

Total	5,818,584	6,090,267
Less: Current maturities	(2,701,046)	(442,717)
Total long-term debt	$3,117,538	$5,647,550

(a) In December 2013, $2 million of this debt was converted to 3,333,334 shares of common stock (at $0.60/share) with 1,666,667 warrants exercisable at $1/share through December 31, 2018. In March 2014, the note was extended to December 31, 2015 without any further considerations. On October 1, 2014, the note was extended to December 31, 2017 with the new interest rate at 6.5%. Additionally, 350,000 shares of common stock was granted as consideration for the extension. These shares have not been issued as of November 12, 2014.

(b) On February 6, 2013, in conjunction with the purchase of Teledata Technology Solutions, the Company issued the following notes:

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

On March 17, 2014, the Company entered into a forbearance agreement with the lender, which extended the maturity dates of all three of the above notes to February 6, 2015. Under the terms of the forbearance agreement, all unpaid interest and fees were added to the outstanding principal balance of Note 2. The agreement calls for monthly payments of $75,000 to be applied first to the accrued and unpaid interest due under the terms of the Notes, on a pro rata basis, and then to the principal balance of Note 2, and then to the principal balance of Note 1 and/or Note 3, based on the discretion of the lender.

On October 29, 2014, the Company paid off all of these three notes through refinancing as explained in Note 12.

NOTE 8 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Stock Warrants

As of September 30, 2014, the Company has issued the following warrants for common stock:

Financing, acquisition and stock subscriptions	8,275,696
Note Extensions	2,843,064
Management	2,500,000
Debt conversion	1,666,667
Total Reserved	15,285,427

During the nine months ended September 30, 2014, 1,874,584 warrants were exercised totaling $1,124,750.

NOTE 9 – INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	For the 3 months ended September 30,		For the 6 months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) available to common shareholders	$172,100	$(836,309)	$(308,676)	$(2,685,216)

Denominator:
Weighted average outstanding shares
Basic	99,160,719	66,090,398	95,359,781	60,964,075
Income (Loss) per Share - Basic	$0.00	$(0.01)	$0.00	$(0.04)

Effect of dilutive common stock	3,976,400	-	-	-
Weighted average outstanding shares
Diluted	103,137,119	66,090,398	95,359,781	60,964,075
Income (Loss) per share - Diluted	$0.00	$(0.01)	$0.00	$(0.04)

The Company excluded 11,309,027 and 15,285,427 potential shares attributable to outstanding stock warrants from the calculation of diluted earnings per share for the three and nine months ended September 30, 2014, respectively and 14,526,678 and 14,526,678 for the three and nine months ended September 30, 2013, respectively, because their inclusion would have been anti-dilutive.

NOTE 10 – CONTINGENCIES

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance. The Company has insurance to cover certain claims.

NOTE 11 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have some key suppliers and subcontractors located in India.  The Company and its management team have no ownership, directly or indirectly, in these key suppliers and subcontractors.  Payments made to India suppliers and subcontractors were $1,805,000 and $975,000 for the three months ending September 30, 2014 and September 30, 2013, respectively and $4,648,000 and $1,840,000 for the nine months ending September 30, 2014 and September 30, 2013, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On October 29, 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver facility that has a term of 36 months and a maximum line of $10,000,000 (Tem Million). The ABL was priced at 4.5% over 30-day LIBOR (with a minimum floor of 2%) plus an administrative fee of 0.1% per month on the outstanding balance and 0.084% per month on the unused portion of the revolver.

On October 29, 2014, the Company also obtained a term loan of $3,000,000 (3 Million). The term loan was priced at 8% over 30-day LIBOR (with a minimum floor of 2%) with a term of 36 months. The term loan will amortize over three years, more specifically, 25% in Year 1; 37.5% in Year 2 and 37.5% in Year 3. The Company will also issue 250,000 warrants priced at $0.60/share.

The Company incurred approximately $1.2 million in expenses that includes a 1% origination fee, due diligence and underwriting costs, legal fees, certain termination charges and intermediary fees.

The term loan was primarily used to pay off short term debt. The new facility will reduce approximately $500,000 in debt service annually.

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

The intensely competitive IT services market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

·	systems integration firms
·	contract programming companies
·	application software companies
·	traditional large consulting firms
·	professional services groups of computer equipment companies and
·	facilities management and outsourcing companies

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending September 30,
	2014	2013	Increase/ (Decrease)	Percent
Revenue	$13,235,883	$9,142,740	$4,093,143	45%
Cost of Revenue	(9,753,971)	(6,526,156)	3,227,815	49%
Gross Margin	3,481,912	2,616,584	865,328	33%
General and administrative expenses	(1,557,970)	(1,597,638)	39,668	-2%
Amortization of intangible assets	(1,437,395)	(1,333,267)	(104,128)	8%
Interest, legal judgment and derivative expense	(314,447)	(521,988)	207,541	-40%

Net Profit/(loss)	$172,100	$(836,309)	$1,008,409	121%

	Nine months ending September 30,
	2014	2013	Increase/ (Decrease)	Percent
Revenue	$35,437,197	$28,147,799	$7,289,398	26%
Cost of Revenue	(26,328,458)	(20,751,501)	5,576,957	27%
Gross Margin	9,108,739	7,396,298	1,712,441	23%
General and administrative expenses	(4,267,864)	(3,938,469)	(329,395)	8%
Amortization of intangible assets	(4,159,650)	(3,832,944)	(326,706)	9%
Interest, legal judgment and derivative expense	(989,901)	(2,310,101)	1,320,200	-48%

Net loss	$(308,676)	$(2,685,216)	$2,376,540	-89%

Comparison of Three Months and Nine Months Ending September 30, 2014 and 2013

REVENUES

Revenues for the third quarter ending September 30, 2014 totaled $13,235,883 compared to $9,142,740 of revenue during the same period in 2013 representing an increase in revenues of $4,093,143 or 45% over the previous third quarter. The increase in revenues were primarily due to signing up a large media client and additional new clients. The revenues were comprised of managed services, subscription fees and software development services.

Revenues for the nine months ending September 30, 2014 totaled $35,437,197compared to $28,147,799 of revenue during the same period in 2013 representing an increase in revenues of $7,289,398 or 26% over the previous nine month period in 2013. The increase in revenues were primarily due to signing up a large media client and additional new clients. The revenues were comprised of managed services, subscription fees and software development services.

COST OF REVENUES

Cost of revenue for the third quarter ending September 30, 2014 totaled $9,753,971 compared to cost of revenue of $6,526,156 during the same period in 2013. The increase in cost of revenue of $3,227,815 or 49% over the previous third quarter was due primarily to the increase in revenues in 2014. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the nine months ending September 30, 2014 totaled $26,328,458 compared to cost of revenue of $20,751,501 during the same period in 2013.The increase in cost of revenue of $5,576,957 or 27% over the previous third quarter, was due primarily to the increase in revenues in the third quarter of 2014. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $865,328 or 33% over the previous third quarter, resulted primarily from increased revenues, the gross margin percentage decreased to approximately 26% in the third quarter of 2014 from 29% in the third quarter of 2013.

The increase in gross margin of $1,712,441 or 23% over the previous nine month period, resulted primarily from increased revenues, the gross margin percentage stayed consistent at 26% for the nine month period in 2014 and 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general & administrative expenses for the third quarter ending September 30, 2014 totaled $1,557,970 compared to selling, general & administrative expenses of $1,597,638 during the same period in 2013. The decrease in selling, general & administrative expenses of $39,668 or 2% over the previous third quarter was due to overall consolidating of selling, general & administrative expenses during this quarter in all business units.

Selling, general & administrative expenses for the nine months ending September 30, 2014 totaled $4,267,864 compared to selling, general & administrative expenses of $3,938,469 during the same period in 2013.The increase in selling, general & administrative expenses of $329,395 or 8% over the previous nine month period, was due to increase in selling, general & administrative expenses related to media and healthcare business units.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization expense for the third quarter ending September 30, 2014 totaled $1,437,395 compared to $1,333,267 during the same period in 2013. There is slight increase in amortization expense of $104,128 was due to acquisitions that occurred during the previous quarter. Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization expense for the nine months ending September 30, 2014 totaled $4,159,650 compared to $3,832,944 during the same period in 2013. The increase in amortization expense of $326,706 was due to the additional amortization expense from intangible assets acquired during 2014 and the 2013 acquisitions which were effective February 1, 2013. Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST, LEGAL JUDGMENT AND DERIVATIVE EXPENSE

Interest costs for the third quarter ending September 30, 2014 totaled $314,447 compared to $521,988 during the same period in 2013. The decrease in interest costs of $207,541 or 40% over the previous third quarter was due to decrease in long-term debt and decrease in note payable-revolver. During the same period in 2013, derivative expense incurred were $402,411 and $570,000 of income was recorded as forfeiture of earn out.

Interest costs, legal judgment and derivative expenses for the nine months ending September 30, 2014 totaled $989,901 compared to $2,310,101 during the same period in 2013. The decrease of $1,320,200 or 57% over the previous nine month period was due to decrease in long-term debt, the decrease in note payable-revolver and a $692,000 legal judgment recorded and paid in 2013.

NET PROFIT/LOSS

The Company reported a net profit of $172,100 for the third quarter ending September 30, 2014 compared to net loss of $836,309 for the same period in 2013.The increase of $1,008,409 or 121% over the previous third quarter, was due to increase in revenues and corresponding gross margin and decrease in legal settlement, interest and amortization in the current period as compared to the prior period.

The Company reported a net loss of $308,676 for the nine months ending September 30, 2014 compared to net loss of $2,685,216 for the same period in 2013. The decrease of $2,376,540 or 89% over the previous nine month period is due to increase in revenues and corresponding gross margins and decrease in interest costs in the current period as compared to the prior period.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the third quarters ending September 30, 2014 and September 30, 2013 is calculated as follows:

	September 30, 2014	September 30, 2013
Net Income / (Loss) (GAAP Basis)	$172,100	$(836,309)
Interest, legal judgment and derivative expense	314,447	521,988
Amortization and depreciation expense	1,437,395	1,333,267
Income Taxes	-	-
EBITDA	$1,923,942	$1,018,946

EBITDA for the nine months ending September 30, 2014 and September 30, 2013 is calculated as follows:

	September 30, 2014	September 30, 2013
Net Loss (GAAP Basis)	$(308,676)	$(2,685,216)
Interest, legal judgment and derivative expense	989,901	2,310,101
Amortization and depreciation expense	4,159,650	3,832,944
Income Taxes	-	-
EBITDA	$4,840,875	$3,457,829

EBITDA for the three months ending September 30, 2014 increased by $904,996 or 89% over the previous three months and EBITDA for nine months period ending September 30,2014 increased by $1,383,046 or 40% over the previous nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had an accumulated deficit of $13,687,014 as compared to $13,378,338 at December 31, 2013.  As of September 30, 2014, we had a working capital deficit of $1,914,683 as compared to $3,138,366 at December 31, 2013.

We have no material commitments for capital expenditures.

Net cash provided in operations for the nine months ending September 30, 2014 was $479,394 as compared to net cash provided by operations of $322,961 primarily relating to changes in Accounts receivable and accounts payable.

Net cash used in investing activity for the nine months ending September 30, 2014 was $16,225 as compared to net cash used $1,566,865 during the previous nine month primarily relating to the Acquisitions of businesses during 2013.

Net cash used in financing activities for the nine months ending September 30, 2014 was $400,945. Net cash provided by financing activities during the nine months ending September 30, 2013 was $1,204,320. 2013 noted $300,000 in proceeds from common stock, $840,000 proceeds in long term debt whereas in 2014 proceeds from sale of common stock and exercise of warrants of $1,124,750 was primarily used to pay long term debt and pay down the line of credit.

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

On October 29, 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver facility that has a term of 36 months and a maximum line of $10,000,000 (Tem Million). On October 29, 2014, the Company also obtained a term loan of $3,000,000 (3 Million). The term loan was priced at 8% over 30-day LIBOR (with a minimum floor of 2%) with a term of 36 months.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending September 30, 2014.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Software Development Costs. Software development costs related to architecting, developing and testing large scale software platforms are capitalized. The capitalized costs are depreciated when these platforms begin delivering meaningful revenues.

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

Changes in internal control over financial reporting.   There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2014, 1,874,584 warrants were exercised totaling $1,124,750.

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 (unauditied) and December 31, 2013; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ending September 30, 2014 and 2013, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending September 30, 2014 and 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

November 12, 2014	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director