Form 10-K
period 2014-12-31
Quadrant 4 System Corp
filed 2015-08-21
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

Commission File Number 33-42498

QUADRANT 4 SYSTEM CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 E. Woodfield Road, Suite 205 S, Schaumburg, Illinois, 60173
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
Yes ☐ No ☒

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

The aggregate market value of common stock held by affiliates of the Registrant on August 7, 2015 based on the closing price on that date of $0.32 on the OTC was $8,848,307.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of August 7, 2015 was 102,661,773.

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

PART I

ITEM 1.                     BUSINESS

Overview

Quadrant 4 is a leading provider of cloud based Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) products to the health insurance, media and education verticals. In addition, the Company provides expertise and relevant services that leverage our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our clients engage us to help them build more efficient operations; provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our revenue is primarily generated from the sale and licensing of our PaaS and SaaS systems as well as from a wide range of technology oriented services and solutions. Our core platforms include QHIX, a cloud based health insurance exchange platform; QBLITZ, a cloud based digital media platform and QEDX, a cloud based education platform for K-12 students each of which incorporates our proprietary SMAC technologies.  Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics. We blend these services with our technology platforms to offer client and industry specific solutions to the Healthcare, Media and Education industries.

Corporate History

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The Company changed its domicile to Illinois on April 25, 2014. The Company operated its business through its two wholly owned subsidiaries, Quadrant 4 Cloud, Inc., and Quadrant 4 Media, Inc., both Illinois corporations.

Principal Business

The Company is engaged in the Information Technology sector as a provider of Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) systems to the health insurance, media and education verticals. Along with these platforms, the company also provides relevant services that leverage our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics. The Company blends these services with our technology platforms to offer client and industry specific solutions to the Healthcare, Media, and Education verticals.

Industry Background

Many industry verticals are dealing with significant disruptions that arise due to regulatory changes, life style changes and rapid adoption of new technologies. These disruptions lead to challenges such as loss of revenue, clients, profitability and market share.  These challenges provide opportunities for Quadrant 4 to execute constructive strategies in a timely fashion to address these changing business needs. The passing of the Affordable Care Act (ACA) brought about unprecedented changes in the health insurance markets that called for building both public and private exchanges that allow payors and individuals/ groups to buy health insurance online. The rapid migration of print media to digital media along with the proliferation of inexpensive mobile devices leads to challenges not only in delivering fresh content 24x7, but also in rethinking advertisement based revenue models.

Today, the publishing industry looks at multimillion dollar high speed printing equipment as obsolete while content has become their core and strategic asset.  The early adoption of technology by the student population, along with the implementation of common core standards in our K12 education system, has led to disruptions that require newer and better methods for assessment and intervention for children.

Today, many companies are questioning their IT infrastructure which in many cases is in need of modernization just as their businesses face intense competitive pressure and rapidly changing market dynamics.  This is driven by such factors as changes in the economy, new sets of government regulations, changing business models and global competition both in their markets as well as their supply-chains. At the same time, companies must evaluate the effect of emerging technologies such as social networks, mobile devices, advanced analytics and cloud computing, or SMAC, on their business operations. There is a significant need to embrace these technologies to improve their businesses, expand markets and respond to customer needs. These technologies represent a new IT technology stack that is profoundly changing the way companies relate to their customers, engage with employees and bring innovative products and services to market. In response to these challenges, many companies are focused on improving efficiencies, enhancing effectiveness and driving innovation through technology. Companies need to build agility into both the cost and revenue sides of their models and in this context, they increasingly view the global sourcing model as a key to their efforts to operate more cost-effectively and productively. Separately, to confront secular industry shifts, changing demographics and new methods of doing business, companies are looking to innovate and build new and different capabilities with emerging technologies to ensure their business models stay relevant.

Companies increasingly seek to meet the dual mandates of more efficient and effective operations, including cost reduction and technology-based innovation and business transformation in a comprehensive, integrated manner. Achieving these objectives present major challenges and requires companies to have highly skilled professionals trained in many specialized technologies and diverse industries.

SMAC technology based solutions when offered and deployed as PaaS and/or SaaS based models have given businesses a real opportunity to develop innovative solutions that ultimately lead to leveraging public IT infrastructure, lowering the cost of ownership and deploying innovative applications that not only improve enterprise decision making capabilities but also allows them to roll out new business models with an unprecedented ability to reach customers.

Key Offerings

Platform as a Service for the Health Insurance Industry - QHIX

While the Affordable Care Act (ACA) mandates establishment of government facilitated health insurance exchanges in every state, there are several market dynamics driving businesses, organizations and brokers to implement their own private health exchanges such as:
▪	Need for more healthcare choices by employees
▪	Employers' increasing need for choice between defined contribution and defined benefits for their employees
▪	Payers’ need to support Employer sponsored health insurance and avoid product commoditization
▪
Opportunity to adapt new business models for other industry stakeholders, such as benefits consultants, Third Party Administrators and Brokers to emerge stronger and enhance their relationship with the consumers

QHIX, our health insurance platform solution supports various models:
▪	Insurer operated model for insurers or group of insurers to operate the exchange offering plans to individuals and customizing plan choices in partnership with employers
▪	Third party operated model for large Brokers and Benefit Administrators with multiple carriers to offer products to individuals and employers
▪	Broker/Retailer operated model to sell their products along with other health and wellness products

QHIX offers a robust and personalized end-to-end member management experience for all the stakeholders of the exchange:
▪	Individuals and employees - Complete retail centric experience from shopping to enrollment to billing and managing their dependents
▪
Employers – Offer employees various plans through defined contribution or defined benefits approach, manage enrollment period, manage employee and their dependents enrollment and life change events & billing

▪	Carriers – Flexible plan configuration capabilities with rider and benefits details along with plan summary
▪	Brokers – Manage the banquet of offerings to their clients; employers or individuals and their billing and commission details
▪	Exchange Administrators – complete back office administration of all the functions of the exchange to support and manage jobs; invoicing; reconciliation and payments

QHIX fully supports the entire employee benefits administration function:
▪	Benefits Enrollment
▪	Employee Portal
▪	Data Exchange
▪	Real Value Statement
▪	Consolidated Invoice & Reconciliation
▪	QHIX is highly secured and is HIPAA compliant and is designed for scale

QHIX has the unique capability of providing both sophisticated benefits administration for the full time employees as well as the private exchange capabilities connected to the federal or state exchange for an employer’s part-time, seasonal, contractors, retirees, or COBRA eligible employees, all operated on the same platform.

Platform as a Service for the Digital Media Businesses – QBLITZ

The Media industry is currently experiencing the greatest disruption since the advent of the printing press.  Consumers now consume content from a plethora of devices, form factors and formats at varying velocities.  Media companies ranging from cable and satellite operators to print publishing and newspaper outfits have been impacted by changes in the habits of consumers in consuming content.  In publishing, many consumers have transitioned away from newspapers and print magazines over to digital editions consumable over the web, mobile tablets or smartphones.  The TV and movie industry has also been impacted by consumers opting to use online streaming options such as Netflix in place of traditional viewing choices.

A study by McKinsey, points to the fact that with the availability of powerful engine technologies, the “long tail” of media and content (whether text, video, classifieds, products for sale, etc.) is accessible to anyone for free. This has caused erosion in the value of traditional bundled content found in newspapers, network TV stations, or big-box retailers.  This has resulted in challenges for both content owners and marketers in reaching and engaging audiences that access such eclectic, fragmented media.  According to a survey by Deloitte Consulting, 32% of US consumers watched digital video entertainment through an online subscription streaming service in 2014.  A whopping 86% of US consumers claim that they are multitasking while watching TV with less than 25% of these activities directly related to the programs they are watching.   There is also a change in consumption habit with more consumers electing to use time-shifted DVR content e.g. watching video on over-the-top Internet video services such as Youtube or Hulu. This increase in all varieties of time-, place-, and device-shifting consumption of content pressures traditional advertising-driven business models for distributors, advertisers, and content owners in the value chain.  The same types of pressures are also impacting newspaper print advertising which has dropped from a high of $50B a year in 2000 to $20B in 2014.

In order to keep pace with changing consumption patterns, business models, and fragmentation in distribution, media organizations require a new set of content distributions capabilities across 4 different dimensions – Social, Mobile, Analytics and Cloud (SMAC).

The QBLITZ platform offering has been designed from the ground up to assist media companies in handling this disruption via software tools, cloud infrastructure, mobility and the development of a highly trained group of domain experts.

Some of the highlights of QBLITZ include:
▪	Social/User Generated Content Management (User Video Upload, Microblog, Photo Album, User Profile, Commenting, Moderation)
▪	Content Query (Document, Image Query, Image Resizing, Video Query, Commenting Query)
▪	Event Query (Places of Interest, Registration, Event Calendar, Location Based Listing, Data Collection, Elasticsearch indexing, Cassandra ingestion)
▪
Communities & Personalization (Taxonomy, Liking, Following, Voting, Notification, Personalized Feed (Recommendation, Elastic Search, E-Commerce and Catalog, Classifieds, Buyers Guide, Shopping Cart, Paywall, FSBO, Location Based Listing, Lead Flow and Validation)

▪	Digital Asset Management (Taxonomy, Digital Rights Management)
▪	Catalog Management (Product Catalog, Taxonomy, Data Ingestion, Data Mapping)
▪	Big Data Analytics, ODS, Central Logging, Reporting, Recommendation Processing, Leads, Lead Collection, Lead Routing, Lead Flow Management
▪	Infrastructure Services such as Private-Public Cloud Bursting, Content Delivery Network, Geo-Optimized Serving, Cloud Management, Disaster Recovery, Round the Cloud Monitoring
▪	Mobility Services such as: iOS and Android Development, Gaming, Animation, Connected TV Development, Augmented Reality

This rich set of capabilities coupled with state of the art technologies in Cloud Computing, NoSQL, Big Data, enable media clients to keep pace with changes in the marketplace and gain competitive advantages.

Media organizations can benefit from QBLITZ in the following ways:
▪	Utilize analytics to drive the business and create a feedback loop from Editorial to Publishing to Audience Engagement. This may take the form of:
•	Personalizing content to consumers through recommendation engines
•	Pricing advertising dynamically in real time
•	Being able to measure audience engagement more precisely and thereby creating a metric to value content
▪	Engage audiences on multiple devices and content formats e.g. smartphone, tablet, connected TV and web among others using websites, mobile sites, mobile apps, video and audio
▪	Enable media companies to build vertical social networking capabilities leveraging their audiences more effectively
▪	Embrace new business models in media e.g. micro paywall with Apple iPay, or Bitcoin payment for granular pieces of content (e.g. an article, or a set of videos)

Platform as a Service for the K12 Education Markets – QEDX

The US Government’s Office of Management and Budget (OMB) annually estimates the stock of education Capital, which is the cost of replacing the years of schooling embodied in the U.S. population aged 16 and over (i.e., how much it would cost to reeducate the U.S. workforce at today’s prices, rather than at its original cost). The OMB estimates that the federal government’s component, an estimated $2.24 trillion in FY2014 represents about 3.5% of the nation’s total education stock. As such, we estimate that the real education capital without inflation will be worth more than $64 trillion in 2014, up from $6.8 trillion in 1960. This represents a real CAGR of 4.2% over that 54-year period. The bulk of spending comes at the state and local tax level as well as through personal spending. As such, the education industry serves a large and wide customer base, in our view.

According to Industry experts it is estimated that the Education industry will be growing at 2.9% annual rate through 2019 when total spending in this sector is expected to be roughly $1.5 trillion annually. Based on data available the for-profit education sector will generate about 9.3% of this or about $120 billion annually in revenues.  According to leading industry research, companies that use technology as part of their delivery of services are expected to outperform.

The Company will launch its education platform, QEDX in the later part of 2015 that fosters interactions, student oriented exploration and collaborative learning. The design of the platform is to assimilate data to provide prescriptive and predictive learning models. The Company will also release several applications on a license or subscription model that will address the Academic, Behavioral and Social aspects of Learning to the School systems as well as to individuals such as teachers and parents in the growing home and on-line school markets. Our education solutions are aimed towards serving the needs of all learners as they progress through a life-long path of learning. Our cradle-to-grave approach is embodied within the QEDX Exchange platform, which serves as a central hub for providing Social, Mobile, Analytic, Cloud-based education services and products.

We are leveraging our experience providing cloud-based exchanges for healthcare and media, to the education market. This entry into the segment enables us to meet K-12 schools' growing demand for platforms that bring together the delivery of digital instructional content and assessments and the analysis of student information and performance data.

Technology within the K-12 is now practically in every classroom. To further solidify its platform base and to ensure a stronger foothold in Education segment, we acquired Brainchild in 2015, a leading provider of web-based and mobile learning solutions to K-12 schools.  Brainchild, has a large recurring customer base of 3,200 schools in 5 states using its multiple award-winning mobile learning and formative assessment products.

A recent analysis of the education industry offers another glimpse of just how much the market for testing and assessment has surged in recent years. This upswing is fueled partly by implementation of new state standards, the common core, as well as by demands for formative assessment. Data released by the Software & Information Industry Association, a Washington trade organization, shows that the market for prekindergarten through grade 12 testing has grown by about 57% over two years ago, and now stands at an estimated $2.5 billion.

In addition to the focus on aligning lessons and tests at all levels to the common core, and on formative assessment, the surge in the assessment market has also been driven by the availability of large amounts of data; new interest in "real-time" online assessments; and school officials' desire to link tests to academic content with the goal of personalized learning.

QEDX will offer:

▪
Instruction and Assessment: The acquisition and integration of the Brainchild platform will provide us with immediate access to over 100,000 proven and tested units of instruction in literacy, mathematics and science. These products provide immediate intervention and assessment services for at-risk children in grades K-8 in English and Spanish. These are further coupled into the analytic components of the Education Exchange.

▪
Innovative curriculum with a focus on STEAM: In addition to the more than 100,000 units of instruction in literacy and math, we are actively developing curriculum and contents that support innovative educational programs in science, technology, engineering practices, arts and mathematics. Our initiative is based on (1) aligning all new contents to established standards, (2) supporting project and event-based learning, and (3) ensuring that the units are fun and engaging for the learners.

▪
Analytics for Education: With the Company’s deep background and experience in business intelligence systems, we are uniquely positioned to provide business intelligence and analytic solutions for education. Our initial entry supports the collection, cleansing and reporting of critical indicators in the areas of multi-tier systems of support (MTSS) and supporting special education programs at the U.S. school, district and state levels.

Our Education Practice for 2015 focuses on providing a range of consolidated educational services and solutions to the primary education market (K-8). Our focus is on delivering instruction and assessment to those learners who are most at risk, and to turn them into prepared and engaged citizens of the 21st century and beyond.

Portfolio of Services:

We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our key service areas, Consulting and Technology Services and Outsourcing Services, are delivered to our clients across various markets in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. In recent years, in addition to our traditional offerings, we have begun to provide services that enable clients to harness emerging SMAC technologies. Our current service areas include:

▪	Digital Transformation Services

We help enterprises leverage digital technologies to transform their business. From creating digital strategy from the ground up and building delivery platforms to meeting integration requirements, we provide a whole gamut of services ensuring holistic digital transformation. A frontrunner in harnessing the integrated power of Social, Mobile, Analytics and Cloud, we leverage our experience to strengthen our digital transformation services. Our proprietary SMAC solutions entwined with our domain expertise help enterprises gain comprehensive digital capabilities to thrive in this digital world. Where technology lays the foundation for digital transformation, we play a pivotal role in creating platforms for enterprises across verticals and guiding enterprises to seize the digital advantage.

▪	Technology Consulting

We lead the way for enterprises to transform their business processes and enhance performance on the whole. In the role of a trusted information technology consulting partner, we gain a thorough understanding of enterprises' business goals, skill requirements, technology landscape and policies to implement the best strategy for delivering results. Leveraging our understanding of business processes and industry knowledge and adopting a prescriptive approach, our consulting services equip enterprises with ideal solutions needed to overcome critical business challenges. With our consulting services, clients reap rewards from rich insights that help them strengthen their decision-making capabilities, fuel business growth and reduce operational costs.

▪	Application Life Cycle Management

Our application lifecycle management services provide thrust to enterprises’ efforts to thrive in this dynamic business environment. With our services, clients reap twin benefits of cutting costs drastically and improving the overall agility, responsiveness, productivity and efficiency of their IT infrastructure. As a result of either supporting the entire application landscape or some of the applications, we ensure that our clients’ core operational systems are responsive to changing needs. In addition, our Application Value Management Solutions help clients gain more value by balancing cost, complexity and capacity, reducing cost of ownership, improving service levels and creating new operational efficiencies.

Our global delivery business model spearheads a range of rapid response and cost-effective support services to our clients. From providing help desk services at the client location or  from remote locations to delivering cost-effective offshore solutions addressing complex maintenance services, including modifications, enhancements and documentation, our services cater to the varied demands of clients. We draw on our experience to renovate clients’ core systems to meet the requirements imposed by new regulations, new standards or other external events. Our diagnostic services serve clients well in identifying their shortcomings in IT systems and optimizing the performance of systems.

▪	Enterprise Applications & Data Management

We leverage our strategic partnerships with SAP and Oracle to help enterprises unlock the potentials of enterprises applications. Our extensive experience extends across ERP, application maintenance and support, business intelligence and enterprise performance management. Through an optimal blend of near shore, onshore and offshore resources, we integrate and align our client’s applications with their business processes to create a robust IT foundation. With our consultants offering comprehensive consulting, implementation, development, maintenance, integration, and upgrade services and with our ability to implement emerging technologies like mobile, SOA and cloud, we ensure delivery excellence to reduce risks and costs while adding value to our client’s business.

Our data management services help enterprises to reap gains from their most valuable asset, data. Adopting a holistic approach, we focus on the key elements like data architecture, taxonomy, metadata, storage and security to ensure that our clients find access to relevant data at the right time. Our services range from design, planning, set up and installation to database administration, restoration and upgrades. Leveraging our expertise in supporting business-critical applications and managing huge databases like Oracle and Microsoft SQL server, we help enterprises to make the best use of information to trigger business success.

▪	Enterprise Mobility

Focused on creating the next generation mobile enterprise, our enterprise mobility services span the full mobility spectrum, extending from consulting and deployment to device management, support and industry-focused solutions.

With capabilities extending across leading mobile platforms, we ensure that our clients succeed from concept to launch reaping rich rewards from their mobile investments. Our proven ability to leverage mobility to enhance operational efficiency has enhanced our reputation to create mobile solutions helping clients meet varied needs and realize their business potentials. Designed and developed with the end user in mind, our mobile solutions create an enriched user experience.

▪	Business Analytics

We provide business analytics services to help enterprises unlock business value from their most valuable asset, data. Our consultants come with rich experience in leveraging the best tools, practices and methodologies to help clients extract constructive insights from their vast data collections.

Whether it is analytics value related to the web, products and business systems or services, Quadrant 4’s business analytics services meet specific needs of clients. Our range of analytics services extending from predictive analytics and segmentation analytics to text analytics equips enterprises to make faster and better business decisions. Where big data plays a big difference, our big data expertise comes into play to help enterprises gain maximum value from big data and benefit from positive business outcomes.

▪	Managed Services

Our managed services help enterprises gain maximum value from their technology investments and nurture an IT infrastructure equipped to handle future demands. Our clients take advantage of our managed service offerings to focus on their business goals and objectives while reducing costs in managing their IT infrastructure.

With a range of cloud infrastructure services including cloud hosting, colocation services, IT infrastructure and managed hosting services, we help our clients tap into emerging market opportunities through the right mix of programs and services. From serving clients as their remote IT department to offering support for all major platforms like SAP Windows, UNIX/Linux, robust systems management and help desk ticketing systems, we provide complete solutions to meet varied business needs of our clients.

Global Delivery Model

Our geographic reach extends across the globe, with delivery centers located in USA and in India through our dedicated outsourcing partner. We have a three-tiered global architecture for service delivery and operations, consisting of offshore center, employees co-located at clients’ sites, local or in-country delivery centers in CA, IL, GA, MI, NV and NJ. Our organization is highly experienced and our employees maintain the highest level of quality certifications. Our facilities, technology and communications infrastructure facilitate the seamless integration of our global workforces.

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our offices in CA, GA, IL, MI, NV and NJ. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year.

Customers

We rationalize our services to our customers with the intent to increase yield, volume, shelf life and profitability every year. As of December 31, 2014, we were providing services to approximately 230 clients, as compared to approximately 288 clients as of December 31, 2013. As of December 31, 2014, we increased the number of strategic clients to 31 from 25 in 2013. We define a strategic client as one offering the potential to generate at least $250,000 or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers. Therefore, a loss of a significant customer or a few significant customers could materially reduce revenues and profitability. We generated 34.1% of our revenues from top 5 clients in 2014 compared to 28.64% in 2013; 48.1% of our revenues from top 10 clients compared to 38.57% in 2013; and 62.5% of our revenues from top 20 clients compared to 48.96% in 2013. These increases in concentration were by design to increase sales and delivery efficiencies. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require careful consideration and transition planning. For the years ended December 31, 2014 and 2013 most all of our revenues were generated from clients located in North America.

The Company’s largest customer represented 13.7% and 12% of consolidated revenues for the years ended December 31, 2014 and 2013, respectively. No other individual customer exceeded 10% of our revenues for 2014 and 2013.

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

Our operations rely on a global delivery model and have significant arrangements in India for delivery and support.  If we are unable to manage the risks of our global affiliates, including regulatory, economic, political and other uncertainties in India, fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, and multiple legal and regulatory systems, our results of operations could be adversely affected.

Our revenues are highly dependent on clients primarily located in the United States, as well as on clients concentrated in certain industries. Continuing or worsening economic conditions or factors that negatively affect the economic health of the United States or these industries may adversely affect our business.

Almost 100% of our revenues during the year ended December 31, 2014 were derived from customers located in North America. If the United States economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. We earned a significant portion of our revenues from the healthcare, insurance, retail and financial services industries. Deterioration in these industry segments may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

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

Our earnings capacity could suffer if we are not able to control our costs or improve our efficiency.

Our ability to control our costs and improve our efficiency affects our earnings capacity. If we are unable to control our costs or improve our efficiency, our earnings capacity could be negatively affected.

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

Our top five and top ten customers generated approximately 34% and 48%, respectively, of our revenues for the year ended December 31, 2014. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We are investing substantial cash in new technology platforms to service Health Insurance. Media and Education exchanges with a Platform as a Service model, and our profitability could be reduced if our business does not grow proportionately.

We have made and continue to make significant contractual commitments in accordance with our master services agreement with our Indian vendor related to capital expenditures on software development for our platforms. These investments will likely increase our costs and if we are unable to grow our business and revenues proportionately, our profitability may be reduced.

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

Our earnings capacity could suffer if we are not able to maintain favorable pricing rates.

Our profit margin, and therefore our earnings capacity, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our earnings capacity could suffer. The rates we are able to recover for our services are affected by a number of factors, including:

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

Our earnings capacity could suffer if we are not able to maintain favorable utilization rates.

The cost of providing our services, including the utilization rate of our professionals, affects our earnings capacity. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our earnings capacity may suffer. Our utilization rates are affected by a number of factors, including:

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

Historically, we have experienced significant quarterly fluctuations in our revenues and results of operations and expect these fluctuations to continue. Among the factors causing these variations have been:

▪	The nature, number, timing, scope and contractual terms of the projects in which we are engaged
▪	Delays incurred in the performance of those projects
▪	The accuracy of estimates of resources and time required to complete ongoing projects and
▪	General economic conditions

In addition, our future revenues, operating margins and earnings capacity may fluctuate as a result of:

▪	Changes in pricing in response to customer demand and competitive pressures
▪	Changes to the financial condition of our clients
▪	The ratio of fixed-price contracts versus time-and-materials contracts
▪	Employee wage levels and utilization rates
▪	Changes in foreign exchange rates, including the Indian rupee versus the U.S. dollar
▪	Additional amortization expense of our software development costs
▪	The timing of collection of accounts receivable

▪	Enactment of new taxes
▪	Changes in domestic and international income tax rates and regulations and
▪	Changes to levels and types of stock-based compensation awards and assumptions used to determine the fair value of such awards

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

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                     PROPERTIES

We do not own any real estate or other physical properties.  The Company and its wholly owned subsidiaries operate from leased space. The company leases office spaces in California, Illinois, Michigan and New Jersey where the Company has its sales and general administrative staff as well as certain engineering resources. The Georgia, Illinois and Nevada facilities are leased on month to month basis. Most of the Company’s personnel work from client sites.

ITEM 3.                     LEGAL PROCEEDINGS

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara, California arising from a collections dispute related to vendors of an acquisition target of the Company. All Plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is vigorously defending their position and it is expected that the court case will remain stayed until the earliest being Fall 2015. In response to the claim, as of December 31, 2014 the Company has recorded an accrual in the event of legal settlement in the amount of $123,000.

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

	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$0.58	$0.40
Third Quarter	$0.79	$0.28
Second Quarter	$0.69	$0.32
First Quarter	$1.06	$0.30

Year Ended December 31, 2013:
Fourth Quarter	$1.38	$0.29
Third Quarter	$0.45	$0.06
Second Quarter	$0.10	$0.05
First Quarter	$0.13	$0.06

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

Recent Sale of Unregistered Securities

As of December 31, 2014 and 2013, the Company had 446 and 497 holders of common stock, respectively.

During 2014, the Company issued 7,519,445 shares of restricted stock as part consideration to acquire various operating assets for a total cost of $3,224,750 at the average cost of $0.43/share.

During 2014, the Company issued 350,000 shares of restricted stock as consideration for financing charges for a total expense of $140,000 at the average cost of $0.40/share.

During 2014, the Company issued 451,055 restricted shares to various non-affiliated and independent contractors and consultants providing various services including marketing, accounting, legal and branding related matters on various projects for a total cost of $120,317 at the average cost of $0.27/share.

During 2014, the Company sold 1,874,584 shares of restricted stock as a part of warrant exercise for a consideration of $1,124,750 at the price of $0.60/share.

Repurchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2014.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2014 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2012. The company changed its domicile to Illinois on April 25, 2014. The Company operated its business through its two wholly owned subsidiaries, Quadrant 4 Cloud, Inc., and Quadrant 4 Media, Inc., both Illinois corporations.

Core Business

The Company is engaged in the Information Technology sector as a provider of Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) systems to the health insurance, media and education verticals. Along with these platforms, we also provide relevant services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics. We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Media, Education, Retail and Manufacturing industry segments.

Competition

The intensely competitive IT services and products market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including:

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

Critical Accounting Estimates and Policies

General

The Consolidated Financial Statements of the Company are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors and our audit committee.

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

Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (‘U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for uncollectible accounts receivable, depreciation and amortization, intangible assets, including customer lists and technology stacks, capitalization, fair value and useful lives, accruals, contingencies, impairment and valuation of stock warrants and options. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts. Accordingly, actual results could defer from those estimates.

Fair Value of Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable to approximate their fair values because of their relatively short maturities.

Accounts and Unbilled Receivables

Accounts and unbilled receivables consist of amounts due from customers which are presented net of the allowance for doubtful accounts at the amount the Company expects to collect. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, past transaction history with the customers, current economic trends, and changes in customer repayment terms.

Unbilled receivables are established when revenue is deemed to be recognized based on the Company's revenue recognition policy, but due to contractual restraints over the timing of invoicing, the Company does not have the right to invoice the customer by the balance sheet date.

Vendors and Contractors

The Company outsources portions of its work to third party service providers (Note 12). These providers can be captive suppliers that undertake software development, research & development and custom platform development. Some vendors may provide specific consultants or resources (often called corp to corp) or independent contractors (often designated as 1099) to satisfy agreed deliverables to its clients.

Equipment

Equipment is recorded at cost and depreciated for financial statement purpose using the straight line method over estimated useful lives of five to fifteen years. Depreciation expense was $6,000 each for the years ended December 31, 2014 and 2013. Accumulated depreciation was $13,500 and $ 7,500 as of December 31, 2014 and 2013, respectively.

Intangible Assets

Intangible assets, consisting of customer lists and technology stacks, are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.

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

Technology stacks are valued based on management’s forecast of expected future net cash flows, with revenues based on projected sales of these technologies and are amortized over five to seven years.

Software Development Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development engineering and other administrative support expenses; costs that are incurred to produce the finished product after technological feasibility has been established and after all research and development activities for any other components of the product or process have been completed are capitalized as software development costs. Capitalized amounts will be amortized on a straight-line basis over periods ranging up to five years which will be recorded in amortization expense starting in year 2016 commencing when the platforms first become offered for sale. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue. Cost to support or service licensed program are charged to cost of revenue as incurred.

Pre-paid Expenses

The Company incurs certain costs that are deemed as prepaid expenses. The fees that are paid to the Department of Homeland Security for processing H1 visa fees for its international employees are amortized over 36 months, typically the life of the visa. One third of these pre-paid expenses are included in other current assets and two thirds in other assets.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s notes payable and revolving credit facilities are capitalized and amortized into expense using the straight-line method over the life of the respective facility (See Note 6).

Deferred Licensing and Royalty Fees

The Company licenses software, platforms and/or content on a needed basis and enters into market driven licensing and royalty fee arrangements. If no consumption or usage of such licenses happen during the reporting period, the Company has no obligation for any minimum fees or royalties and no accruals are posted. The Company will be amortizing these costs over 7 years starting January 1, 2015.

Operating Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of December 31, 2014 and 2013.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured.  Revenue is recognized in the period the services are provided on which service ranges from approximately 2 months to over 1 year.

For time & material engagements, the Company recognizes revenues when the client signs and approves the time sheet of a consultant(s) assigned to the engagement. For projects, the Company recognizes the revenues when the client acknowledges or accepts the delivery of the defined deliverables. For managed services engagements, the Company bills the contracted amount per billing period with no further acknowledgement from the client since such contracts have service level agreements and any service deficiencies are addressed within the normal course of engagement. The hosting revenues are recognized in the beginning of the period since the client has no recourse and such fees are non-refundable. Platform revenues are recognized at the end of the period using the starting and ending average of the billing period and is generated by the platform with no further statement of work or purchase orders or approvals.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, as interest expense and penalties in general and administrative expenses. The Company’s income tax returns are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

For the years ended December 31, 2014 and 2013, there were 17,588,760 and 15,160,012 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Derivatives

We account for derivatives pursuant to ASC 815, Accounting for Derivative Instruments and Hedging Activities. All derivative instruments are recognized in the consolidated financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded as income or expense.

Concentrations of Credit Risk

The Company maintains cash at various financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.

The Company currently banks at two national institutions with one being the primary and the other for petty cash purposes. The Company does not maintain large balances in its lockbox account due to the daily automatic sweeping arrangement with its lenders that credits its debts on a daily basis. However, one of the operating accounts had a cash value of $1,956,676 and $631,691 as of December 31, 2014 and 2013, respectively, that was over the FDIC insurance limit of $250,000.

The Company’s largest customer represented 13.7% and 12% of consolidated revenues and 7.8% and 10.5% of accounts receivable as of and for the years ended December 31, 2014 and 2013, respectively.  The Company had two customers that represented 16.5% and 14.9% of the total accounts receivable as of December 31, 2014, while one customer had 10.5% of the total accounts receivable as of December 31, 2013. The Company’s largest vendor represented 23.8% and 27.4% of total vendor payments for the years ended December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements-Going Concern." The provisions of ASU No.2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt in not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations

For a discussion of factors that could impact operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

	Year Ended December 31,
	2014	2013	Increase/ (Decrease)	Percent
Revenue	$48,492,349	$37,343,676	$11,148,673	30%
Cost of Revenue	30,917,470	25,741,396	5,176,074	20%
Gross Margin	17,574,879	11,602,280	5,972,599	51%
General and administrative expenses	(8,467,919)	(5,212,369)	(3,255,550)	62%
Research & Development	(2,655,980)	(2,026,914)	(629,066)	31%
Amortization, depreciation and impairment of intangible assets	(5,642,942)	(7,512,761)	1,869,819	(25%)
Settlement of earn-outs	-	1,007,313	(1,007,313)	(100%)
Litigation settlement	-	(692,000)	692,000	(100%)
Interest expense	(1,877,406)	(4,999,121)	3,121,715	(62%)
Derivative expense	-	(383,273)	383,273	(100%)
Net Profit /(loss) before Income Taxes	(1,069,368)	(8,216,845)	7,147,477	(87%)
Income taxes	-	-	-
Net Profit /(loss)	$(1,069,368)	$(8,216,845)	$7,147,477	(87%)

REVENUES

Revenues for the year ended December 31, 2014 were $48,492,349 compared to revenues for the year ended December 31, 2013 of $37,343,676. The increase in revenues of $11,148,673 was primarily due to organic growth in customer base. Revenues were comprised mainly of consulting, projects and managed services segments of the Company. The Company expects to begin delivering material revenues from its Software-as-a-Service and Platform-as-a-Service segments in 2015.

COST OF REVENUES

The increase in cost of revenues of $5,176,074 was due to the increase in consultants’ wages in conjunction with the increase in the revenue. Cost of revenues is comprised primarily of the direct costs of delivery, sales, research and development expenses and other related expenses.

GROSS MARGIN

The increase in gross margin of $5,972,599 or 51% was primarily due to increases in revenue. The gross margin percentage increased from 31% to 36% due to an increase in utilization and better billing rates.

GENERAL AND ADMINISTRATIVE EXPENSES

The increase in general and administrative expenses of $3,255,550 was due to the increased staffing, management and overhead costs associated with the new media related business.  General and administrative expenses are comprised primarily of management and administrative payroll and related costs, office costs, overhead, staffing and support costs of the Company.

RESEARCH AND DEVELOPMENT EXPENSES

The increase in research & development expenses of $629,066 was due to rapid changes in certain technologies that need adaptation to facilitate client deliveries.

AMORTIZATION, IMPAIRMENT AND WRITE- DOWN OF INTANGIBLE ASSETS

The amortization expenses of $5,642,942 in 2014 decreased from $7,512,761 in 2013 mainly due to non-impairment of assets in 2014 compared to $2,300,000 in 2013.

INTEREST

The decrease of interest expense of $3,121,715 as of December 31, 2014, was due to the liquidation of long term outstanding debts and restructuring of senior secured facility during the last year.

NET LOSS

Net loss decreased by $7,147,477 for the year ended December 31, 2014 as compared to 2013 as a result of the overall increase in revenues and gross profit, reduction in interest and amortization expense during the year.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the years ended December 31, 2014 and December 31, 2013 is calculated as follows:

	December 31, 2014	December 31, 2013
Net Profit/(Loss) (GAAP Basis)	$(1,069,368)	$(8,216,845)
Interest expense	1,877,406	4,999,121
Amortization, depreciation and impairment expense	5,642,942	7,512,761
Settlement of earn-outs	-	(1,007,313)
Litigation settlement	-	692,000
Derivative expense	-	383,273
Income Taxes	-	-
EBITDA	$6,450,980	$4,362,997
LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had an accumulated deficit of $18,521,359 as compared to $17,451,991 at December 31, 2013.  As of December 31, 2014, we had a working capital surplus of $824,208 as compared to a deficit of $3,138,366 at December 31, 2013.

We have no material commitments for capital expenditures.

Net cash used in operations for the year ended December 31, 2014 was $3,485,397 as compared to net cash used in operations of $324,927, an increase of $3,160,470 primarily due to an increase in accounts receivable.

Net cash used in investing activities for the year ended December 31, 2014 was $20,440 as compared net cash used in investing activities of $1,573,991 primarily relating to the impairment of certain intangible assets.

Net cash provided by financing activities was $4,894,179 during 2014 as compared to cash provided by in financing activities of $2,709,363 in 2013.   The increase is due to the refinancing and proceeds from the revolver and additional loans in 2014.

The Company was reliant on proceeds from borrowings and the sale of stock in both 2014 and 2013 to provide working capital. A tightening of capital markets can reduce or eliminate funding sources causing a decrease in our liquidity and an inability to generate revenues from new lending activities.

Liquidity. The Company is continuing to expand its SaaS and PaaS business operations through acquisitions and organic internal growth. Acquisitions of target company assets will require additional financing. Currently the Company anticipates that additional financing to fund these acquisitions of assets will be provided by internal accruals or sales of stock or borrowings.

The Company believes its resources are adequate to fund operations for the next 12 months.

As of December 31, 2014, Contractual Obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$3,117,538	$-0-	$3,117,538	$-0-	$-0-

Notes payable – revolver	6,750,050	6,750,050
Other long-term liabilities reflected on the Registrant's Balance Sheet	3,953,571	1,007,143	2,946,428	-0-	-0-
Lease Obligations	1,432,402	251,936	1,052,333	128,133	-0-
Total	$15,253,561	$8,009,129	$7,116,299	128,133	-0-

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

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

Board of Directors
Quadrant 4 System Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Quadrant 4 System Corporation and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Quadrant 4 System Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quadrant 4 System Corporation and Subsidiaries as of December 31, 2014 and 2013 and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Schulman Lobel Zand Katzen Williams & Blackman LLP

New York, NY
August 21, 2015

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
		(Restated)
ASSETS

Current Assets
Cash	$2,285,557	$897,215
Accounts and unbilled receivables (net of allowance for doubtful accounts of $810,000 and $808,497 at December 31, 2014 and December 31, 2013, respectively)	10,118,816	5,816,149
Other current assets	233,789	415,659

Total current assets	12,638,162	7,129,023

Intangible assets, customer lists and technology stacks - net	12,479,737	15,058,253
Equipment – net	35,931	21,491
Long-term assets
Software development costs	5,146,047	3,256,047
Deferred financing costs - net	600,583	110,422
Deferred licensing and royalty fees	1,200,000	-
Other assets	361,464	43,365

TOTAL ASSETS	$32,461,924	$25,618,601

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,413,094	$4,271,785
Note payable – Revolver	6,750,050	4,330,575
Earnouts payable	-	1,222,312
Current maturities - long term debt, net of debt discount	650,810	442,717

Total current liabilities	11,813,954	10,267,389

Long-term debt, less current maturities, net of debt discount	5,834,688	5,647,550

Total liabilities	17,648,642	15,914,939

Commitments and contingencies

Stockholders' Equity

Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 102,661,773 and 92,466,689 shares at December 31, 2014 and December 31, 2013, respectively	102,662	92,467
Additional paid-in capital	33,231,980	27,063,186
Accumulated deficit	(18,521,360)	(17,451,991)

Total stockholders' equity	14,813,282	9,703,662

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,461,924	$25,618,601

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013
		(Restated)
Revenue	$48,492,349	$37,343,676

Cost of revenue	30,917,470	25,741,396

Gross margin	17,574,879	11,602,280

Operating expenses:
General and administrative expenses	(8,467,919)	(5,212,369)
Research and Development	(2,655,980)	(2,026,914)
Amortization, depreciation and impairment expense	(5,642,942)	(7,512,761)
Change in fair value of earnout liability	-	1,007,313
Litigation settlement	-	(692,000)
Interest expense	(1,877,406)	(4,999,121)
Derivative expense	-	(383,273)
Total	(18,644,247)	(19,819,125)

Net loss before income taxes	(1,069,368)	(8,216,845)

Income taxes	-	-

Net Loss	$(1,069,368)	$(8,216,845)

Net Loss per common share – basic and diluted	$(0.01)	$(0.12)

Weighted average common shares - basic and diluted	102,024,778	68,168,266

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2014 and 2013 (Restated)

		Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Stock	Capital	(Deficit)	Equity

Balance, December 31, 2012	55,479,615	$55,479	$11,630,774	$(9,235,147)	$2,451,106
Sale of common stock	4,066,667	4,067	1,627,933	-	1,632,000
Shares issued for onetime settlement	1,870,270	1,870	690,130	-	692,000
Shares issued for conversion of debts	16,209,257	16,210	7,099,398	-	7,115,608
Shares issued for interest and other liabilities	1,187,419	1,188	375,223	-	376,411
Shares issued for acquisition of assets	10,700,000	10,700	3,219,300	-	3,230,000
Share issued for warrant conversions	1,700,000	1,700	1,018,300	-	1,020,000
Shares issued for services	1,253,461	1,253	110,462	-	111,715
Stock warrant expense	-	-	1,291,667	-	1,291,667
Net loss – 2013	-	-	-	(8,216,845)	(8,216,845)
Balance, December 31, 2013 (Restated)	92,466,689	$92,467	$27,063,186	$(17,451,991)	$9,703,662
Sale of common stock	1,874,584	1,875	1,122,876	-	1,124,751
Shares issued for services	451,055	451	119,865	-	120,316
Shares issued for loan extension	350,000	350	139,650	-	140,000
Shares issued and warrants granted for acquisition of assets	4,519,445	4,519	2,997,402	-	3,001,921
Shares issued for licensing fee	3,000,000	3,000	1,197,000	-	1,200,000
warrants granted with notes payable	-	-	592,000	-	592,000
Net loss – 2014	-	-	-	(1,069,368)	(1,069,368)
Balance, December 31, 2014	102,661,773	$102,662	$33,231,980	$(18,521,360)	$14,813,282

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
		(Restated)
Cash flows from operating activities:
Net Loss	$(1,069,368)	$(8,216,845)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of earnout liability	-	(1,007,313)
Accretion of interest	-	134,443
Derivative expense	-	383,273
Amortization, impairment and depreciation expense	5,642,942	7,512,761
Provision for doubtful accounts	8,409	205,055
Issuance of stock for services and loan extension	260,316	2,714,519
Changes in assets and liabilities
Accounts and unbilled receivables	(4,311,076)	(1,703,299)
Other current assets	(63,436)	734,110
Software development costs	(1,890,000)	(1,630,000)
Deferred finance costs	(546,667)	580,005
Other assets	(72,792)	206,636
Debt discount	(592,000)	-
Accounts payable and accrued expenses	(851,725)	(238,272)
Net cash used in operating activities	(3,485,397)	(324,927)

Cash flows from investing activities:
Purchase of equipment	(20,440)	(23,991)
Acquisition of assets (net of liabilities assumed of $1,832,000, notes payable assumed of $3,268,000, contingent payments of $2,900,000 and issuance of common stock of $3,230,000)	-	(1,550,000)
Net cash used in investing activities	(20,440)	(1,573,991)

Cash flows from financing activities:
Proceeds from sales of common stock	1,124,751	1,902,000
Proceeds from notes payable – other	4,100,000	840,000
Borrowings on note payable, net – revolver	2,419,475	1,473,179
Payments of long-term debt	(2,750,047)	(1,505,816)

Net cash provided by financing activities	4,894,179	2,709,363

Net increase in cash	1,388,342	810,445

Cash - beginning of year	897,215	86,770
Cash - end of year	$2,285,557	$897,215
Supplemental disclosure of noncash information
Cash paid for interest	$1,367,559	$1,403,465
Income Taxes	$-	$-
Noncash transactions
Shares issued for accrued interest	$-	$16,989
Equity issued for acquisition of assets	$4,201,921	$3,230,000
Decrease in common stock payable issuance of shares	$-	$1,163,673
Payment of debt with equity	$-	$5,774,117
Noncash consideration for acquisition	$-	$6,130,000

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The Company changed its domicile to Illinois on April 25, 2014. The Company operated its business through its two wholly owned subsidiaries, Quadrant 4 Cloud, Inc. (“Cloud”), and Quadrant 4 Media, Inc. (“Media”), both Illinois corporations generating revenue from clients located mostly in North America operating out of six different office locations throughout the United States.

Operations

The Company is engaged in the Information Technology sector as a provider of Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) systems to the health insurance (QHIX), media (QBLITZ) and education (QEDX) verticals. Along with these platforms, we also provide relevant services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics (collectively “Consulting”). We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Media, Education, Retail and Manufacturing industry segments (collectively “Solutions”).

The Company generates revenues principally from two broad segments, namely Services and Platforms (PaaS/SaaS). The Services component includes consulting services that bills on a time & material basis; projects that bill on a predominantly time & material basis with a small mile-stone component; and managed services that bill fixed fees that provide pre-determined SLA based services.  The Platform segment bills on transaction basis such as per member per month enrolled for the QHIX; per bandwidth consumed for the QBLITZ; and per student per month for the QEDX platforms. The Company anticipates to start delivering Platform based revenues in 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all the accounts of the Company and its two wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Restatement of Previously Issued Consolidated Financial Statements

The Company is not able to obtain a consent from the predecessor auditor to reissue the audited consolidated financial statements as of and for the year ended December 31, 2013.  As a result, it became necessary to perform a re-audit of the year ended December 31, 2013.  In connection with the re-audit and testing of supporting documentation, certain adjustments to the consolidated financial statements were identified.

The Company has restated the consolidated financial statements for the year ended December 31, 2013 and has recorded the following adjustments:
▪
The Company evaluated the carrying value of the intangibles, determined that an additional impairment had occurred based upon net cash flows and has recorded an additional impairment of the customer lists and technology stacks as of December 31, 2013 of $1,550,000.

▪
In connection with certain 16% Convertible Debentures, the reset of the conversion price and warrant exercise price was not properly accounted for resulting in additional expense recorded as a change in the fair value of the derivative of $95,844.

▪
In connection with the 16% Convertible Debentures, the beneficial conversion feature was not properly accounted for when the debentures were converted to common stock resulting in $502,986 in additional interest expense.

▪
An aggregate of $3,823,880 in notes payable were converted to 10,518,627 shares of the Company’s common stock and the beneficial conversion feature was not properly accounted for resulting in $808,156 additional interest expense.

▪
In connection with the conversion of a note payable of $2,000,000 to 13,333,334 shares of common stock, a warrant to purchase 1,666,667 shares of the Company’s common were granted to the note holder and was not valued. As a result, the Company valued the warrant using a Black-Scholes Option Pricing Model as $1,116,667, recorded as additional interest expense.

▪	Some reclassifications were made to the 2013 presentation to conform with the 2014 presentation which resulted in differences in accounts receivable and other current assets.
▪	Reclassifications were also made in cost of revenue by segregating Research & Development; and General and administrative expenses to conform with 2014 presentation.

Quadrant 4 System Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013
	Restated	As Presented	Difference
Assets
Cash	$897,215	$897,215	$-
Accounts and unbilled receivables, net	5,816,149	5,766,010	50,139
Other current assets	415,659	465,798	(50,139)
Total Current Assets	7,129,023	7,129,023	-
Equipment, net	21,491	21,491	-
Other assets	3,409,834	3,409,834	-
Intangible assets, net	15,058,253	16,608,253	(1,550,000)
Total Assets	$25,618,601	$27,168,601	(1,550,000)

Liabilities and Shareholder’s Equity
Accounts payable and accrued expenses	4,271,785	4,271,785	-
Note payable - factor	4,330,575	4,330,575	-
Earnouts payable	1,222,312	1,222,312	-
Current maturities - net of long term debt	442,717	442,717	-
Total Current Liabilities	10,267,389	10,267,389	-
Long term debt	5,647,550	5,647,550	-
Derivative liability	-	-	-

Total Liabilities	15,914,939	15,914,939	-

Common stock	92,467	92,467	-
Additional paid-in capital	27,063,186	24,539,533	2,523,653
Accumulated deficit	(17,451,991)	(13,378,338)	(4,073,653)

Total Stockholders’ Equity	9,703,662	11,253,662	(1,550,000)

Total Liabilities and Stockholder’s Equity	$25,618,601	$27,168,601	$(1,550,000)

Quadrant 4 System Corporation and Subsidiaries
Consolidated Statements of Operations

	For the year ended December 31, 2013
	Restated	As Presented	Difference

Revenue	$37,343,676	$37,343,676	$-
Cost of revenue	25,741,396	27,709,310	(1,967,914)
Gross Margin	11,602,280	9,634,366	1,967,914

General and administrative expenses	(5,212,369)	(5,271,369)	59,000
Research & Development	(2,026,914)	-	(2,026,914)
Amortization, depreciation and impairment expense	(7,512,761)	(5,962,761)	(1,550,000)
Change in fair value of earnout liability	1,007,313	1,007,313	-
Litigation settlement	(692,000)	(692,000)	-
Interest expense	(4,999,121)	(2,571,311)	(2,427,810)
Derivative expense	(383,273)	(287,429)	(95,844)

Net Loss	$(8,216,845)	$(4,143,191)	$(4,073,654)

There is no EBIDTA change in the restated financials compared to the previous presentation.

Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (‘U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for uncollectible accounts receivable, depreciation and amortization, intangible assets, including customer lists and technology stacks, capitalization, fair value and useful lives, accruals, contingencies, impairment and valuation of stock warrants and options. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts. Accordingly, actual results could defer from those estimates.

Fair Value of Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable to approximate their fair values because of their relatively short maturities.

Accounts and Unbilled Receivables

Accounts and unbilled receivables consist of amounts due from customers which are presented net of the allowance for doubtful accounts at the amount the Company expects to collect. The Company records a provision for doubtful receivables, if necessary, to allow for any amounts which may be unrecoverable, which is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, past transaction history with the customers, current economic trends, and changes in customer repayment terms.

Unbilled receivables are established when revenue is deemed to be recognized based on the Company's revenue recognition policy, but due to contractual restraints over the timing of invoicing, the Company does not have the right to invoice the customer by the balance sheet date.

Vendors and Contractors

The Company outsources portions of its work to third party service providers (Note 12). These providers can be captive suppliers that undertake software development, research & development and custom platform development. Some vendors may provide specific consultants or resources (often called corp to corp) or independent contractors (often designated as 1099) to satisfy agreed deliverables to its clients.

Equipment

Equipment is recorded at cost and depreciated for financial statement purpose using the straight line method over estimated useful lives of five to fifteen years. Depreciation expense was $6,000 each for the years ended December 31, 2014 and 2013. Accumulated depreciation was $13,500 and $ 7,500 as of December 31, 2014 and 2013, respectively.

Intangible Assets

Intangible assets, consisting of customer lists and technology stacks, are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.

The carrying value of intangible assets are reviewed for impairment by management of the Company at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. Management of the Company has decided to perform its impairment testing on a quarterly basis starting in fiscal year 2015. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

Customer lists are valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over five years.

Technology stacks are valued based on management’s forecast of expected future net cash flows, with revenues based on projected sales of these technologies and are amortized over five to seven years.

Software Development Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development engineering and other administrative support expenses; costs that are incurred to produce the finished product after technological feasibility has been established and after all research and development activities for any other component of the product or process have been completed are capitalized as software development costs. Capitalized amounts will be amortized on a straight-line basis over periods ranging up to five years which will be recorded in amortization expense starting in year 2016 commencing when the platforms first become offered for sale. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue. Cost to support or service licensed program are charged to cost of revenue as incurred.

Pre-paid Expenses

The Company incurs certain costs that are deemed as prepaid expenses. The fees that are paid to the Department of Homeland Security for processing H1 visa fees for its international employees are amortized over 36 months, typically the life of the visa. One third of these pre-paid expenses are included in other current assets and two thirds in other assets.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s notes payable and revolving credit facilities are capitalized and amortized into expense using the straight-line method over the life of the respective facility (Note 6).

Deferred Licensing and Royalty Fees

The Company licenses software, platforms and/or content on a needed basis and enters into market driven licensing and royalty fee arrangements. If no consumption or usage of such licenses happen during the reporting period, the Company has no obligation for any minimum fees or royalties and no accruals are posted. The Company will be amortizing these costs over 7 years starting January 1, 2015.

Operating Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of December 31, 2014 and 2013.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured.  Revenue is recognized in the period the services are provided on which service ranges from approximately 2 months to over 1 year.

For time & material engagements, the Company recognizes revenues when the client signs and approves the time sheet of a consultant(s) assigned to the engagement. For projects, the Company recognizes the revenues when the client acknowledges or accepts the delivery of the defined deliverables. For managed services engagements, the Company bills the contracted amount per billing period with no further acknowledgement from the client since such contracts have service level agreements and any service deficiencies are addressed within the normal course of engagement. The hosting revenues are recognized in the beginning of the period since the client has no recourse and such fees are non-refundable. Platform revenues are recognized at the end of the period using the starting and ending average of the billing period and is generated by the platform with no further statement of work or purchase orders or approvals.

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

For the years ended December 31, 2014 and 2013, there were 17,588,760 and 15,160,012 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

Derivatives

We account for derivatives pursuant to ASC 815, Accounting for Derivative Instruments and Hedging Activities. All derivative instruments are recognized in the consolidated financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. The changes in fair value of these instruments are recorded in income or expense.

Share based compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Common stock equivalents are valued using the Black-Scholes model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock.

The Company determines the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either the date at which a commitment for performance to earn the equity instrument is reached or the date the performance is complete.

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations.

Concentrations of Credit Risk

The Company maintains cash at various financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Companies’ policy is to maintain cash only with reputable financial institutions.

The Company currently banks at two national institutions with one being the primary and the other for petty cash purposes. The Company does not maintain large balances in its lockbox account due to the daily automatic sweeping arrangement with its lenders that credits its debts on a daily basis. However, one of the operating accounts had a cash value of $1,956,676 and $631,691 as of December 31, 2014 and 2013, respectively, that was over the FDIC insurance limit of $250,000.

The Company’s largest customer represented 13.7% and 12% of consolidated revenues and 7.8% and 10.5% of accounts receivable as of and for the years ended December 31, 2014 and 2013, respectively.  The Company had two customers that represented 16.5% and 14.9% of the total accounts receivable as of December 31, 2014, while one customer had 10.5% of the total accounts receivable as of December 31, 2013. The Company’s largest vendor represented 23.8% and 26.4% of total vendor payments for the years ended December 31, 2014 and 2013, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance creating Accounting Standards Codification ("ASC") Section 606, "Revenue from Contracts with Customers". The new section will replace Section 605, "Revenue Recognition" and creates modifications to various other revenue accounting standards for specialized transactions and industries. The section is intended to conform revenue accounting principles with a concurrently issued International financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option. The Company will further study the implications of this statement in order to evaluate the expected impact on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements-Going Concern." The provisions of ASU No.2014-15 require management to assess an entity’s liability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. audit standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require evaluation of every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt in not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of ASU No. 2014-15 on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – ACQUISITIONS

Teledata Technology Solutions, Inc.

On January 1, 2013 and amended February 12, 2013, the Company acquired the assets of Teledata Technology Solutions, Inc. and its subsidiaries, Abaris, Inc., Alphasoft Services Corporation and TTS Consulting, Inc. (collectively “TTS”). Upon consummation of the transaction, whereby the Company acquired certain assets including but not limited to client contracts, trademarks, software technology, employees and other resources in exchange for: (i) the assumption of certain liabilities of $5,100,000; (ii) cash of $900,000; (iii) earn-out payments equal to $1,500,000 as defined in the Agreement and (iv) 3,000,000 common shares valued at $1,000,000.

Total purchase price was $8,500,000 and included the customer client base, employee base, excluding all management positions and certain specific vendors and Internal Revenue Service liabilities. In connection with this acquisition, the Company assumed secured notes payable for $1,585,500 and $682,500.

The Company formed Quadrant 4 Cloud, Inc., an Illinois corporation and recorded the assets and liabilities acquired through TTS.

Momentum Mobile, LLC

On January 1, 2013 the Company entered in to an asset purchase agreement and effective February 1, 2013 the Company completed the acquisition of certain assets of Momentum Mobile, LLC. The assets including client contracts and employees were transferred in exchange for: (i) cash of $400,000; (ii) earn-out payments up to $800,000 as defined in the Agreement and (iii) 1,000,000 common shares valued at $330,000.

In connection with the acquisition, the Company agreed to certain non-compete agreements and two employment agreements with Vice-Presidents of business development for terms of three years, commencing February 1, 2013 at annual salaries of $140,000, each, plus commission as defined. The term may be automatically extended for additional one year terms unless either party gives written notice of non-extension. Both Vice-Presidents resigned as of December 31, 2014.

BlazerFish, LLC

On January 1, 2013 effective February 1, 2013 (and as amended in September 2013) the Company completed the acquisition of certain assets of BlazerFish, LLC. The assets including client contracts, intellectual property and employees were transferred in exchange for: (i) cash of $250,000; (ii) earn-out payments equal to $600,000 as defined in the Agreement and (iii) 6,700,000 common shares valued at $1,900,000.

In connection with the acquisition, the Company agreed to certain non-compete agreements and an employment agreement with a Vice-President of business development for a term of 3 years, commencing January 1, 2013, at annual salary of $150,000 plus commission, as defined. The term may be automatically extended for additional one year terms unless either party gives written notice of non-extension. The Vice-President resigned as of December 31, 2014.

In January 2013, the Company formed Quadrant 4 Mobility, Inc., an Illinois corporation and recorded the assets and liabilities acquired through Momentum Mobile and BalazerFish.

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

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations occurred on January 1, 2013 and includes the amortization of acquired intangibles:

2013
Gross Sales:	$38,900,629

Net Loss:	$(2,898,476)

NOTE 4 – INTANGIBLE ASSETS OF CUSTOMER LISTS AND TECHNOLOGY STACKS

On May 1, 2014, the Company acquired certain technology assets specific to media platforms for a total consideration of 4,444,445 shares priced at $0.45/share aggregating to $2,000,000 which was capitalized in 2014 as part of the technology stacks, and 2 million warrants exercisable over 3 years, with an exercise prices of $0.50 and $0.10, per share. The value of the warrants, using Black Scholes model is $977,171 which was capitalized in 2014 as part of the technology stacks. These assets are critical to executing the long-term sales contract that the Company signed effective May 1, 2014 to provide media platform services valued up to $50,000,000 over five years to an existing client. The 2013 additions to customer lists and technology stacks pertain to the acquisitions (see Note 3).

As of December 31, 2014 and 2013, intangible assets consisted of the following:

	December 31, 2014			December 31, 2013 (Restated)
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Consulting	$7,131,196	$(6,831,295)	$299,900	$7,131,196	$(5,405,060)	$1,726,136
Solutions	8,500,000	(8,003,313)	496,688	8,500,000	(7,277,565)	1,222,435
Cloud	7,650,000	(4,310,560)	3,339,440	7,650,000	(2,927,500)	4,722,500
Media	1,639,750	(797,808)	841,942	1,615,000	(471,086)	1,143,914
	24,920,946	(19,942,976)	4,977,970	24,896,196	(16,081,211)	8,814,985

Technology stack
Solutions	$5,775,000	$(3,614,665)	$2,160,335	$5,775,000	$(2,681,677)	$3,093,323
Cloud	850,000	(232,737)	617,263	850,000	(111,309)	738,691
Media	5,642,171	(918,002)	4,724,169	2,665,000	(253,746)	2,411,254
	12,267,171	(4,765,404)	7,501,767	9,290,000	(3,046,732)	6,243,268
Total	$37,188,117	$(24,708,380)	$12,479,737	$34,186,196	$(19,127,943)	$15,058,253

For the years ended December 31, 2014 and 2013, the changes in intangible assets were as follows:

	2014	2013 (Restated)

Balance, January 1,	$15,058,253	$9,785,019
Additions	3,001,921	12,780,000
Impairment of assets	-	(2,300,000)
Amortization	(5,580,437)	(5,206,766)
Balance, December 31,	$12,479,737	$15,058,253

For the years ended December 31, 2014 and 2013, amortization expense was $5,580,437 and $5,206,766, respectively. For the years ended December 31, 2014 and 2013, the Company recognized an impairment loss of nil and $2,300,000, respectively. The impairment loss in 2013 pertains to reductions in revenue from acquired customers.

As of December 31, 2014, the estimated aggregated amortization expense for each of the five succeeding years is as follows:

Year	Amount
2015	$3,940,339
2016	2,935,652
2017	2,794,701
2018	1,151,203
2019	953,689
2020 and thereafter	704,153
Total	$12,479,737

NOTE 5 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

Description of Cost	December 31, 2014	December 31, 2013

Platforms:
QHIX	$3,121,313	$2,027,447
QBIX	1,427,485	1,228,600
QBLITZ	597,249	-

	$5,146,047	$3,256,047

For the years ended December 31, 2014 and 2013, the changes in software development costs were as follows:

	2014	2013

Balance, January 1,	$3,256,047	$1,626,047
Additions	1,890,000	1,630,000
Impairment of assets	-	-
Amortization	-	-
Balance, December 31,	$5,146,047	$3,256,047

The Company anticipates revenues from QHIX and QBIX platforms starting in year 2016 and for QBLITZ starting in year 2017. The Company intends to begin amortization of these software development costs in 2016 when the platforms first income offered for sale. As of December 31, 2014, the estimated aggregated amortization expense for each of five succeeding years is as follows:

Year	Amount
2015	$-
2016	767,012
2017	1,029,210
2018	1,029,210
2019	1,029,210
2020 and thereafter	1,291,405
Total	$5,146,047

NOTE 6 – NOTE PAYABLE - REVOLVER

In October 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver bank facility that has a term of 36 months and a maximum line of $10,000,000. The ABL was priced at 4.5% over 30-day LIBOR (with a minimum floor of 2%) plus an administrative fee of 0.1% per month on the outstanding balance and 0.084% per month on the unused portion of the revolver. As of December 31, 2014, the Company has borrowings of $6,750,050 on the Revolver.

The Company has agreed for two specific financial covenants that include (a) Fixed Charge Coverage Ratio for trailing 12 months cannot be less than 1.3 and 1.0. Fixed Charge Coverage Ratio being defined as the ratio of Operating Cash Flows to Fixed Charges; and (b) Total Leverage Ratio for the trailing 12 months to be between 1.0 and 3.0. Total Leverage Ratio being defined as the ratio of Total Debt to EBITDA.

As of December 31, 2014, the Company is in compliance with the two specific financial covenants, however, the Company did not meet providing a copy of the audited consolidated financial statements to the bank within 90 days of its year-end. In addition, the Company’s December 31, 2014 borrowing base report that was provided to the bank was subsequently discovered to have been calculated incorrectly.

In addition, the Company entered into a term loan commitment with the lender for $3,000,000 (Note 7).

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583 which has been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the year ending December 31, 2014 on the deferred financing costs is $56,505.

In addition, the Company entered into an advisory agreement on April 6, 2014 with a financial advisor to facilitate arranging the financing.  Fees for this service included 10,000 shares of the Company’s common stock which have not yet been issued.

A termination fee of $560,000 incurred as a result of the change in lenders has been expensed as interest expense for the year ending December 31, 2014.

NOTE 7 – LONG-TERM DEBT

As of December 31, 2014 and 2013, long-term debt consisted of the following:

	December 31, 2014	December 31, 2013
Note payable due December 31, 2017, as extended, plus interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note payable due October 1, 2017, plus interest at approximately 10% per annum (b)	2,853,571	-
Note 1 payable due February 6, 2015, as extended, plus interest at 16% per annum (c)	-	682,500
Note 2 payable due February 6, 2015, plus interest at 10% per annum (c)	-	704,729
Note 3 payable due February 6, 2015, as extended, plus interest at 16% per annum (c)	-	1,585,500
Note payable due July 1, 2016, plus interest at 8% per annum (d)	1,100,000	-
	7,071,109	6,090,267
Less: Debt Discount	(585,611)	-
Total	6,485,498	6,090,267
Less: Current maturities	(650,810)	(442,717)
Total long-term debt	$5,834,688	$5,647,550

(a) In December 2013, $2 million of the original $5,000,000 Promissory note was converted to 3,333,334 shares of common stock (at $0.60/share) with 1,666,667 warrants exercisable at $1/share through December 31, 2018. The warrant was valued using the Black Scholes Option Pricing model and the Company recorded additional interest related to the conversion of debt and grant of warrants of $1,350,000. In March 2014, the note was extended to December 31, 2015 without any further considerations. On October 1, 2014, the note was extended to December 31, 2017 with the new interest rate at 6.5%. Additionally, 350,000 shares of common stock was granted as consideration for the extension.

(b) In October 2014, the Company entered into a term loan for $3,000,000. The term loan was priced at 8% over 30-day LIBOR (with a minimum floor of 2%) with a term of 36 months. The term loan, as amended, is payable over three years, $83,928.57/month from January 1, 2015 through and including December 1, 2015, and $104,910.71/month from January 1, 2016 through maturity. The Company also issued 250,000 warrants, exercisable at $0.60/share for five years.

The Company calculated the fair value of the warrant as $119,991, based on a Black-Scholes Option Pricing Model using the market price of the Company's stock on the date of grant of $0.48, per share; volatility of 355%; a risk-free interest rate of 1.64%; a term of five years and zero dividend and has allocated the value of the warrant over the term note. The allocated value of the warrant of $115,000 has been recorded as a discount on the term note payable and will be amortized over three years as interest expense.

(c) In October 2014, the Company paid off these notes in full. (Note 8)

(d) In December 2014, the Company entered into a securities purchase agreement for a senior debenture in the amount of $1,100,000 at 8%. Interest is payable on October 1, 2015 with principal payments of 25% on 1/1/2016, 25% on 4/1/2016 and the remaining 50% on 7/1/2016. The Company issued 2,053,333 warrants priced at $0.60/share. The Company is obligated to issue additional 2,053,333 warrants priced at $0.60/share in the event of a default.

The Company calculated the fair value of the warrant as $841,771, based on a Black-Scholes Option Pricing Model using the market price of the Company's stock on the date of grant of $0.41, per share; volatility of 349%; a risk-free interest rate of 1.64%; a term of five years and zero dividend and has allocated the value of the warrant over the note payable. The allocated value of the warrant of $477,000 has been recorded as a discount on the note payable and will be amortized over eighteen months as interest expense.

Maturities of long term debt are as follows for the years ended December 31,

Year	Amount
2015	$1,007,143
2015 (Less: Debt Discount)	(356,333)
2016	2,107,143
2017	3,956,823
2016 & 2017 (Less: Debt Discount)	(229,278)
$6,485,498

NOTE 8 – DERIVATIVE LIABILITY/FAIR VALUE

Fair Value

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and short-term and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. In addition, the Company believes that its short and long term debt terms are commensurate with market terms for similar instruments and approximate fair value.

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

The Company recorded a derivative liability in connection with the 16% convertible debentures for $800,000 dated December 28, 2011 and $350,000 dated October 26, 2012. The debentures were each for a term of eighteen months and convertible in shares of common stock at $0.50. In addition, with each debenture, a warrant to purchase 1,333,333 and 583,333 shares, respectively, of the Company’s common stock, were granted with a term of five years, exercisable at $0.50. The Company allocated the proceeds between the warrant and debt for each debenture and recorded the value of the warrant as a discount to the debt to be amortized over the life of the debt and as a derivative liability. The fair value of the derivative was valued and recorded at each reporting period.

On August 30, 2013, the principal balances of the two convertible debentures were restructured to a new 16% senior convertible debenture due October 1, 2014. The Company calculated the fair value upon the restructuring and on September 15, 2013, the balance of the debenture was converted to 4,572,594 shares of the Company’s common stock.

The table below is a summary of changes in the fair value of the Company’s Level 3 assets for the year ended December 31, 2013:

Derivative Liability
Balance as of December 31, 2012	$249,164
Loss on derivative	383,273
Reclass to equity	(632,437)
Balance as of December 31, 2013	$-

The derivative liability associated with the convertible debt conversion feature was reviewed by management and the fair value of the conversion price exceeded the trading value (fair value) of the common stock in to which it converts. When the related loans were paid off, the number of shares and the prices were fixed. Therefore, the liability of $632,437 was reclassified to additional paid in capital.

NOTE 9 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

During 2014, the Company issued 7,519,445 shares of restricted stock as part consideration to acquire various operating assets for a total cost of $3,224,750 at the average cost of $0.57/share.

During 2014, the Company issued 350,000 shares of restricted stock as consideration for financing charges for a total expense of $140,000 at the average cost of $0.40/share.

During 2014, the company issued 451,055 restricted shares to various non-affiliated and independent contractors and consultants providing various services including marketing, accounting, legal and branding related matters on various projects for a total cost of $120,317 at the average cost of $0.27/share.

During 2014, the Company sold 1,874,584 shares of restricted stock as a part of warrant exercise for a consideration of $1,124,750 at the price of $0.60/share.

During 2013, the Company issued 10,700,000 shares of restricted stock as part consideration to acquire various operating assets for a total cost of $3,230,000 at the average cost of $0.35/share.

During 2013, the Company issued 16,209,257 shares of restricted stock to convert $5,708,621 of long term debt at the average cost of $0.32/share.

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

During 2013, the Company entered into various stock subscription agreements with independent and accredited investors and sold 4,066,667 shares of restricted stock for a total consideration of $1,632,000 at an average price of $0.40/share.

During 2013, the Company sold 1,700,000 shares of restricted stock as a part of warrant exercise for consideration of $1,020,000 at a price of $0.60/share.

Warrants

The Company has outstanding the following warrants to purchase the Company’s common stock as of December 31,

	2014	2013
		(Restated)
Financing and stock subscriptions	8,579,030	8,150,281
Note Extensions	2,843,064	2,843,064
Management	4,500,000	2,500,000
Debt conversion	1,666,667	1,666,667

Total Reserved	17,588,761	15,160,012

A summary of warrant issuances based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2011	9,383,611	$0.36 – 0.60	$0.57
Warrants issued with convertible debt	583,333	$0.36	$0.36
Warrants issued for note extensions	2,059,734	$0.36	$0.36
Balance at December 31, 2012	12,026,678	$0.36 – 0.60	$0.52
Warrants exercised	(1,700,000)
Warrants expired	-
Warrants issued to management	2,500,000	$0.10	$0.10
Warrants issued for debt conversion	1,666,667	$1.00	$1.00
Warrants issued with stock subscription	666,667	$1.00	$1.00
Balance at December 31, 2013	15,160,012	$0.36 – 1.00	$0.67
Warrants exercised	(1,874,584)	0.60	0.60
Warrants expired	-
Warrants issued to management	2,000,000	$1.00	$1.00
Warrants issued for financing	2,303,333	$0.60	$0.60
Balance at December 31, 2014	17,588,761	$0.36 – 1.00	$0.67

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2014 follows:

Number of Common Stock Equivalents	Expiration Date	Remaining Contractual Life (Years)	Exercise price

3,692,364	10/25/2016	1.8	$0.60
1,333,333	12/26/2016	2.0	$0.60
1,000,000	5/1/2017	2.3	$0.50
1,000,000	5/1/2017	2.3	$0.10
783,330	10/25/2017	2.8	$0.60
583,333	12/31/2017	3.0	$0.70
2,059,734	12/31/2017	3.0	$0.36
2,500,000	7/1/2018	3.5	$0.10
1,666,667	12/31/2018	4.0	$1.00
666,667	12/31/2018	4.0	$1.00
250,000	10/28/2019	4.8	$0.60
2,053,333	12/22/2019	5.0	$0.60

17,588,761

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases:

In September 2012, the Company entered into a five year lease agreement for its Cranbury, New Jersey facility, which expires on August 31, 2016. In June 2013, the Company entered into a five year lease agreement for its Southfield, Michigan facility, which expires on October 31, 2018. In February 2013 the Company took over the lease agreement of its Irvine, California facility, which expires on April 12, 2015.  In July 2014, the Company entered into a three year sub-lease agreement for its Alpharetta, Georgia facility, which expires on August 31, 2017. In December 2014, the Company entered into a one year lease agreement for its El Segundo, California facility, which expires on December 31, 2015. The Company also added certain facilities as a month to month basis. In December 2014, the Company entered into a four year sub-lease agreement for its Irvine, California facility, which expires on April 30, 2019. As of December 31, 2014 the Company’s future minimum lease payments are as follows:

Year Ending December 31,	Amount
2015	$251,936
2016	359,541
2017	364,471
2018	328,321
2019	128,133
$$1,432,402

Rent Expense for the years ended December 31, 2014 and 2013 were $241,298 and $206,272, respectively.

Legal:

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara arising from a collections dispute related to vendors of an acquisition target of the Company. All Plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is vigorously defending their position and it is expected that the court case will remain stayed until the earliest being Fall 2015. In response to the claim, as of December 31, 2014 the Company has recorded an accrual in the event of legal settlement in the amount of $123,000.

In 2011, the Company was party to a financing dispute which was settled in November 2013 for 1,870,270 shares of the Company’s Common stock valued at $692,000.

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

As of December 31, 2014, management has determined that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of December 31, 2014 and 2013, the Company had net operating loss carryforwards of approximately $5,291,000 and $1,894,000 respectively, to reduce future Federal income tax liabilities through 2036, which under regulations of the Internal Revenue Service related to ownership changes are limited under IRC Section 382 to approximately $669,000 per year.

As of December 31, 2014 and 2013, realization of the Company’s deferred tax assets of $3,483,000 and $9,889,000 respectively, were not considered more likely than not and, accordingly, a valuation allowance of $3,483,000 and $9,889,000 respectively, has been provided.

The net change in the valuation allowance during the year ended December 31, 2014 decreased by $6,406,000 and in 2013 increased by $3,700,000.

	2014	2013 (Restated)
Amortization of intangibles	$1,860,000	$7,450,000
Allowance for doubtful accounts	324,000	323,000
Reserve for vacation payroll and legal settlement	79,000	-
Net operating loss	1,220,000	2,116,000
	3,483,000	9,889,000
Valuation allowance	(3,483,000)	(9,889,000)

Net deferred tax asset	$-	$-

For the years ended December 31, 2014 and 2013, the actual tax expense differs from the effective tax expense (benefit) based on the U. S. Federal Rate of 34%, as follows:

	2014	2013
Expected Federal tax rate	(34.0%)	(34.0%)
Expected state tax rate, net of Federal effect	(6.0%)	(6.0%)
Change in valuation allowance	40.0%	40.0%

	-%	-%

NOTE 12 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor located in India.  The Company has no ownership, directly or indirectly, in the key supplier and subcontractor.  The India based supplier billed the Company $6,749,000 and $5,031,300 for the years ended December 31, 2014 and 2013, respectively. For the India based supplier the Company owed $630,000 and $384,000 as of December 31, 2014 and 2013, respectively.

The Company has entered into a long term master services agreement with its Indian vendor that ends on December 31, 2020 with customary options for termination with a 30 day notice. The Indian vendor provides captive services to the Company and is paid on a cost plus basis. The Company paid certain amounts to the Indian vendor for providing different classes of services summarized as follows:

	Year Ending	Year Ending
Description of Cost	December 31, 2014	December 31, 2013

Client delivery and support	$2,688,316	$1,605,857
Platform development	1,890,000	1,630,000
Sales support	150,530	82,189
Back office support	1,642,892	1,410,662
Research & Development	377,262	302,592

	$6,749,000	$5,031,300

NOTE 13 – SUBSEQUENT EVENTS

Merger:
Effective January 1, 2015, the Company merged its two wholly owned subsidiaries, Quadrant 4 Cloud, Inc. and Quadrant 4 Media, Inc. with the parent.

Acquisition:
On January 1, 2015, the Company completed the acquisition of 100% of the outstanding stock of Brainchild Corporation ("Brainchild").  Brainchild based in Naples, Florida is a leading provider of web-based and mobile learning solutions for kindergarten through high school, grades K-12.  The acquisition of Brainchild includes technology, staffing and software solutions developed for providing its educational solutions.

This acquisition represents the Company’s entry into its newest vertical. This will not change the Company’s business model since the Company intends to leverage its experience in building and operating cloud-based exchanges for healthcare and media to the education market.  The Company believes there is a growing demand for platforms that will bring together the delivery of digital instructional content, assessments and analysis of student information and performance data by educators in K-12 schools throughout the US.

The Company paid; $500,000 in cash, less certain loan balances at closing; 250,000 shares of the Company’s common stock with a buy back at thirty-six months at a guaranteed valuation of $2.00, per share, and a note for $1,000,000 for thirty-six months with interest at 8%, per annum.  In addition, the Agreement calls for a performance based earn-out of up to $400,000, as defined, to be paid on a semi-annual basis on January 1 and July 1 each year based on actual cash received from the sale of units during the period. The Seller has the option to receive any or all of the earn-out payment in common stock of the Company priced at a five trading day average price, as defined.

The following table summarizes the allocation of the purchase price of the acquisition over the estimated fair values of the assets acquired and liabilities assumed.

Fair value of consideration transferred:

Cash	$500,000
Subordinated debt	1,000,000
Common stock, 250,000 shares (at $0.57, per share)	142,500
Contingent earn-out payments	400,000

Total consideration	$2,042,500

Recognized amounts of identifiable assets acquired and Liabilities assumed:

Cash	$31,164
Customer lists/Technology intangibles, net	649,265
Inventory	90,442
Deposits	2,000
Accounts receivable	121,715
Fixed assets, net of accumulated depreciation	12,045
Accounts payable and accrued liabilities	(151,774)
Long-term debt	(199,438)

Sub-Total	555,419
Excess of purchase price allocated to intangible assets	1,487,081

Total	$2,042,500

The Company repaid the long-term debt of $199,438 on January 23, 2015 through advances of the Note payable – Revolver.

On January 20, 2015, the Company merged Brainchild with its parent.

Equity:
On March 6, 2015, a warrant to purchase 50,000 shares was issued to the new Audit Committee Chairman.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 of Form 10-K requires the disclosure of changes in the context of a disagreement with the outbound auditor (Item 304(b) only).

ITEM 9A.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report which is December 31, 2014. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Inadequate staffing and insufficient oversight were the main reasons for such ineffective controls. Management has identified an action plan to remedy any ineffective controls that include additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer, hiring of an outside consultant to assist with internal controls and creating a well-defined financial and accounting control matrix and procedures document which is in the process of being implemented.

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
▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements

Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of December 31, 2014.

The existence of a material weakness or weaknesses is an indication that there is a more than remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period.

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

●	inadequate personnel for documenting and execution of processes related to accounting for transactions;

●	inadequate segregation of duties due to the limited size of the accounting department; and

●	a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

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

Changes in Internal Control Over Financial Reporting.

Management is committed to continuous improvement in all areas of controls and procedures. The Company has instituted additional procedures to review its interim financial statements and significant transactions with the audit committee on a regular basis.

In order to address certain separation of duties and governance issues the Company has added additional human resources as well as a realignment of existing staff in its accounting and finance departments and instituted additional procedures to review its interim financial statements and significant transactions with the audit committee on a regular basis in the spirit of continuing to improve internally.

ITEM 9B.                  OTHER INFORMATION

Not applicable

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name	Age	Position	Period Held
Nandu Thondavadi	61	Director/CEO	2010 – Current
Dhru Desai	53	Director/CFO	2010 – Current
Thomas E. Sawyer	76	Director	2010 – Current
Eric Gurr	59	Director	2013 – Current
Philip Firrek	68	Director	2014 – Current

Biographical information regarding the Directors and Officers are as follows:

Nandu Thondavadi, Ph.D. is the Chief Executive Officer of the Company and is responsible for the Company’s day-to-day operations.  Prior to this, Dr. Thondavadi was the Chief Executive Officer of a global software company for over a decade. Earlier to that, Dr. Thondavadi was the Clinical Professor of Management at the Kellogg School of Management (Northwestern University, Evanston, IL) where he taught both MBA and Executive MBA classes from 1992 through 2002.  Dr. Thondavadi also previously served as Vice President for Coleman Cable Systems in North Chicago, IL from 1992 through 1995; Technical Director - Corporate Technology Center for Square D Company in Palatine, IL from 1989 through 1992 and Senior Engineering Consultant for Electronic Data Systems Corporation (EDS) in Troy, MI from 1985 through 1989.  Dr. Thondavadi received his MBA from the Kellogg School of Management in 1992; his Ph.D. in Chemical Engineering and his MS in Industrial Engineering, both from the University of Cincinnati in 1982; his M.Sc.(Tech) in 1977 and his B.Sc. (Tech) in 1975, both in Chemical Technology and both from the UDCT, Bombay University, India and his B.Sc.in Chemistry & Physics from the University of Mysore, India in 1971.

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

Philip M. Firrek, who started his career as a Banker with American National Bank & Trust Co., Chicago, IL, is presently the managing director of Cogent Equities, LLC, a private equity firm based in Lake Forest, Illinois specializing in the purchase of underperforming loans from banks, a position he has held since January 2003. Mr. Firrek was a director of Central State Bank, State Center, Iowa, for a six year term from 2003 to 2009. Mr. Firrek also presently serves as a trustee of the Braeburn Trust, a family trust located in Delray Beach, Florida, whose major holding is IPI Medical Products, Delray Beach, Florida, a position he has held since June 2010. Prior to starting Cogent Equities, LLC, Mr. Firrek, owned two businesses, the most recent of which was American Decal & Manufacturing Co (from 1998 to 2002), a printer of license plate stickers and similar products. Mr. Firrek is a graduate of Indiana University with a BS in Business.

Name and address of Officers and Directors	Amount and nature of beneficial ownership	Percent of class

Dhru Desai	6,250,000	6.01%
Nandu Thondavadi	7,250,000	6.98%
Thomas Sawyer	150,000	0.15%
Eric Gurr	205,000	0.20%
Philip Firrek	50,000	0.05%
All officers and directors as a group	13,905,000	13.39%

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function.  The Audit Committee comprised solely of the audit committee chair agrees with the Company’s assessment of its internal controls at December 31, 2014 as discussed in Item 9A. The Audit Committee was chaired by Mr. Gurr from January 1, 2013 through March 6, 2015 who was considered independent by the Board of Directors. Mr. Gurr resigned his position from the audit committee on March 6, 2015 and Mr. Phil Firrek was appointed as the audit committee chair on March 6, 2015. The Company's Board of Directors has determined that Mr. Firrek can serve as the "audit committee financial expert" as defined under Item 407 of Regulation S-K of the 1934 Act.  Mr. Firrek met the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2012, certain Section 16(a) filing requirements applicable to such persons were not met in a timely manner but have been met once the responsible parties were able to confirm the percentage of shares outstanding held by each.

Code of Ethics

The Board has adopted a Code of Ethics applicable to the Company's principal executive officer, principal financial officer and principal accounting officer.  The code of ethics is available on the Company’s website, at www.qfor.com.  Future amendments to the Code of Ethics and any waivers thereto will be posted on the Company's website pursuant to the option set forth in Item 5.05(c) of Form 8-K.

ITEM 11.                   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's executive officers during each of its two most recent fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option/Warrant Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Nandu Thondavadi, CEO	2014	$0	-0-	-0-		-0-	-0-	-0-	$0
	2013	$0	-0-	-0-	87,500	-0-	-0-	-0-	$0
Dhru Desai, CFO	2014	$0	-0-	-0-		-0-	-0-	-0-	$0
	2013	$0	-0-	-0-	87,500	-0-	-0-	-0-	$0

The Company’s board of directors granted 1,250,000 warrants to Nandu Thondavadi and Dhru Desai in 2013 as total executive compensation for meeting company performance goals and as incentive to stay on. Neither one of them have an employment agreement currently with the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

The Compensation Committee, chaired by Mr. Sawyer, a director, has discussed with the two officers regarding compensation and determined that decisions regarding fair and appropriate compensation will be undertaken once the Company has achieved certain milestones and therefore no formal compensation agreements have been made with Dr. Thondavadi or Mr. Desai. The Company’s compensation committee is expected to define comprehensive compensation plan for the key executives including option grants for 2015.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 15, 2015, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group.

Title of class	Name and address of beneficial owners	Amount and nature of beneficial ownership	Percent of class
Common stock	Stonegate Assets, Inc. (a)	7,000,000	6.82%
Common stock	Stonegate Holdings, Inc. (a)	6,695,959	6.52%
Common stock & warrants	Dhru Desai (1)	6,250,000	6.01%
Common stock & warrants	Nandu Thondavadi (2)	7,250,000	6.98%
Common stock	Thomas E. Sawyer (5)	150,000	0.15%
Common stock	Eric Gurr	205,000	0.20%
Warrants	Philip Firrek (3)	50,000	0.05%
All major shareholders, officers and directors as a group (4)		27,600,959	26.25%

(1)
Mr. Dhru Desai, an officer and member of the Board of Directors, owns stock in an irrevocable trust for the benefit of his family, in his own name and his spouse’s name, includes 1,250,000 warrants and is based on 103,911,774 shares outstanding.

(2)
These shares are owned by multiple trusts and may be imputed to Dr. Nandu Thondavadi, an officer and member of the Board of Directors, as the trustee and/or certain of the beneficiaries of these family trusts are members of his immediate family. This includes warrants to purchase 1,250,000 shares granted to Dr. Nandu Thondavadi and is based on 103,911,774 shares outstanding.

(3)	Mr. Philip Firrek, member of the Board of Directors was granted a warrant to purchase 50,000 shares of the Company’s common stock and is based on 102,711,774 shares outstanding.
(4)	Based on 105,211,774 shares outstanding.
(5)	Dr. Thomas E. Sawyer is a member of the Board of Directors and includes warrants to purchase 50,000 shares of common stock and is based on 102,711,774 shares outstanding.

(a)	Based on 102,661,774 shares of common stock outstanding as of March 15, 2015.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective April 3, 2015, the Company engaged Schulman Lobel Zand Katzen Williams & Blackman LLP, Certified Public Accountants, as our independent accountants for the year ended December 31, 2014. Sassetti LLC served as independent auditors for the years ended December 31, 2013, 2012 and 2011, and had acted as principal auditor since June 15, 2011. Effective April 2, 2015, Sassetti LLC resigned as the Company’s independent accountant.

AUDIT FEES

Fees billed by Sassetti LLC totaled $94,560 for the year ended December 31, 2014. This amount includes fees for the annual audit for the year ended December 31, 2013 and reviews of all of the Company’s quarterly reports filed with the SEC during the year ended December 31, 2014. Fees totaled $98,040 for the year ended December 31, 2013. This amount includes fees for the annual audit for the year ended December 31, 2012 and reviews of the Company’s quarterly reports filed with SEC during the year ended December 31, 2013.  Sassetti LLC additionally billed $17,155 during 2013 relating to assistance with acquisitions, SEC filings, etc.

TAX FEES

There were no fees billed by the Company's auditors for tax services for fiscal years 2014 and 2013, respectively.

ALL OTHER FEES

There were no other fees billed by the Company's auditors for any other non-audit services rendered to the Company (such as attending meetings and other miscellaneous financial consulting), during the  years ended December 31, 2014 and December 31, 2013, respectively.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101
The following financial information from Quadrant 4 System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2014 and 2013, (ii) Consolidated Statement of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2014 and 2013, and (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2014 and 2013.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

QUADRANT 4 SYSTEM CORPORATION

Date: August 21, 2015	By:	/s/ Nandu Thondavadi
	Name:	Nandu Thondavadi
	Title:	President and Chief Executive Officer

Date: August 21, 2015	By:	/s/ Dhru Desai
	Name:	Dhru Desai
	Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 21, 2015	By:	/s/ Nandu Thondavadi
	Name:	Nandu Thondavadi
	Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 21, 2015	By:	/s/ Dhru Desai
	Name:	Dhru Desai
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
Date: August 21, 2015	By:	/s/ Dr. Thomas E. Sawyer
	Name:	Dr. Thomas E. Sawyer
	Title:	Director