Form 10-Q
period 2015-03-31
Quadrant 4 System Corp
filed 2015-09-09
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Commission File Number 33-42498

QUADRANT 4 SYSTEM CORPORATION
(Exact name of registrant as specified in its charter)

Illinois	65-0254624
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1501 E. Woodfield Road, Suite 205 S, Schaumburg, IL 60173
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

The number of shares of common stock outstanding as of September 9, 2015 was 103,011,773.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$239,951	$2,285,557
Accounts and unbilled receivables (net of allowance for doubtful accounts of $866,365 and $810,000 at March 31, 2015 and December 31, 2014, respectively)	11,450,995	10,118,816
Inventory	103,133	-
Other current assets	224,868	233,789
Total current assets	12,018,947	12,638,162

Intangible assets, customer lists and technology stacks - net	13,123,607	12,479,737
Equipment under capital lease, net	435,766	-
Equipment – net	50,611	35,931
Long-term assets
Software development costs	6,934,204	5,146,047
Deferred financing costs - net	539,682	600,583
Deferred licensing and royalty fees, net	1,140,000	1,200,000
Other assets	347,379	361,464

TOTAL ASSETS	$34,590,196	$32,461,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,921,225	$4,413,094
Note payable – Revolver	6,402,279	6,750,050
Earnouts payable	400,000	-
Current maturities - long term debt, net of debt discount	552,133	650,810
Current obligation under capital lease	146,049	-
Total current liabilities	12,421,686	11,813,954

Non-current obligation under capital lease	277,465	-
Long-term debt, less current maturities, net of debt discount	6,770,663	5,834,688
Common stock payable	195,000	-

Total liabilities	19,664,814	17,648,642

Commitments and contingencies

Stockholders' Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 102,661,773 and 102,661,773 at March 31, 2015 and December 31, 2014, respectively	102,662	102,662
Additional paid-in capital	33,257,803	33,231,980
Accumulated deficit	(18,435,083)	(18,521,360)
Total stockholders' equity	14,925,382	14,813,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,590,196	$32,461,924

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending March 31,
	2015		2014

Revenue		$13,638,646	$10,284,144
Cost of revenue		8,346,313	6,832,778
Gross Margin		5,292,333	3,451,366

Operating expenses:
General and administrative expenses		(2,799,340)	(1,724,171)
Research and Development		(570,228)	(513,495)
Amortization, depreciation and impairment expense		(1,321,259)	(1,324,794)
Interest expense		(515,229)	(393,212)

Total		(5,206,056)	(3,955,672)
Net income/(loss) before Income taxes		86,277	(504,306)
Provision for income taxes		-	-
Net income/(loss)		$86,277	$(504,306)

Net income (loss) per common share – basic	$	*	$(0.01)
Net income (loss) per common share – fully diluted	$	*	$(0.01)

Weighted average common shares – basic		102,661,773	93,384,856
Weighted average common shares – fully diluted		107,560,282	93,384,856

*Less than $0.01, per share

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ending
	March 31,
	2015	2014
Cash flows from operating activities:
Net profit/(Loss)	$86,277	$(504,306)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization, impairment and depreciation expense	1,321,259	1,324,794
Provision for doubtful accounts	56,365	1,772
Issuance of warrants for services	25,823	-
Changes in assets and liabilities, net of the effect of the acquisitions
Accounts and unbilled receivables	(1,266,830)	(671,197)
Inventory	(103,133)	-
Other current assets	(145,943)	6,703
Software development costs	(1,788,157)	(360,000)
Common stock payable	52,500	-
Deferred finance costs	60,901	-
Deferred license cost	60,000	-
Other assets	261,392	(5,201)
Obligation under capital lease	423,514	-
Accounts payable and accrued expenses	356,357	(409,293)
Net cash used in operating activities	(599,675)	(616,728)

Cash flows from investing activities:
Purchase of equipment	(465,730)	(5,660)
Acquisition of assets (net of assets assumed of $104,700, notes payable assumed of $1,000,000, contingent payments of $400,000 and issuance of common stock of $142,500)	(469,728)	-
Net cash used in investing activities	(935,458)	(5,660)

Cash flows from financing activities:
Proceeds from sales of common stock	-	1,124,750
Borrowings on revolver	11,687,082	8,147,085
Repayments of revolver	(12,034,853)	(8,910,357)
Payments of long-term debt	(162,702)	(9,056)
Net cash (used in) provided by financing activities	(510,473)	352,422

Net decrease in cash	(2,045,606)	(269,966)

Cash - beginning of year	2,285,557	897,215
Cash - end of year	$239,951	$627,249

Supplemental disclosure of noncash information
Cash paid for:
Interest	$260,297	$264,211
Income Taxes	$-	$-

Noncash transactions
Equity issued for acquisition of assets	$142,500	$24,750

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 –ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The Company changed its domicile to Illinois on April 25, 2014. The Company generates revenue from clients located mostly in North America and operates out of six different office locations throughout the United States.

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2015.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all the accounts of the Company. As of January 1, 2015, all subsidiaries have been merged with Quadrant 4 System Corporation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain amounts for the prior period have been revised or reclassified to conform to 2015 presentation.

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

Inventory

Inventory consists primarily of manufactured and preassembled units ready for distribution. Inventory is stated at the lower of cost (first-in, first-out) or market. In evaluating whether inventory is stated lower of cost or market, management considers such factors as the amount of inventory on hand and the distribution channel, the estimated time to sell such inventory, and the current market conditions. Adjustments to reduce inventory to its net realizable value are charged to cost of goods sold.

Vendors and Contractors

The Company outsources portions of its work to third party service providers. These providers can be captive suppliers that undertake software development, research & development and custom platform development. Some vendors may provide specific consultants or resources (often called Corp to Corp) or independent contractors (often designated as 1099) to satisfy agreed upon deliverables to its clients.

Equipment

Equipment is recorded at cost and depreciated for financial statement purpose using the straight line method over estimated useful lives of five to fifteen years. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the appropriate amounts and any profit or loss on the sale or disposition of each assets is credited or charged to income.

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

Deferred Financing Costs

Financing costs incurred in connection with the Company’s notes payable and revolving credit facilities are capitalized and amortized into expense using the straight-line method over the life of the respective facility.

Deferred Licensing and Royalty Fees

The Company licenses software, platforms and/or content on a needed basis and enters into market driven licensing and royalty fee arrangements. If no consumption or usage of such licenses happen during the reporting period, the Company has no obligation for any minimum fees or royalties and no accruals are posted. The deferred licensing fee is being amortized over five years.

Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of March 31, 2015.

Capitalized Lease

Capital leases are measured and recorded at present value as an asset and obligation. The asset is depreciated on a straight line over its estimated useful life and the obligation is paid using an effective interest rate.

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

For time & material engagements, the Company recognizes revenues when the client signs and approves the time sheet of a consultant(s) assigned to the engagement. For projects, the Company recognizes the revenues when the client acknowledges or accepts the delivery of the defined deliverables. For managed services engagements, the Company bills the contracted amount per billing period with no further acknowledgement from the client since such contracts have service level agreements and any service deficiencies are addressed within the normal course of engagement. The hosting revenues are recognized in the beginning of the period and are amortized over the term of the engagement since the client has no recourse and such fees are non-refundable. Platform revenues are recognized at the end of the period using the starting and ending average of the billing period and is generated by the platform with no further statement of work or purchase orders or approvals.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest expense and for penalties in general and administrative expenses. The Company’s income tax returns for the years 2012, 2013 and 2014 are subject to examination by the IRS and corresponding states.

As of March 31, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.

Income (Loss) per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

For the three months ended March 31, 2015 there were 4,898,508 potentially dilutive securities that were included in the calculation of weighted-average common shares outstanding. For the three months ended March 31, 2014, there were 13,285,427 potentially dilutive securities that were not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

The Company currently banks at two national institutions with one being the primary and the other for petty cash purposes. The Company does not maintain large balances in its lockbox account due to the daily automatic sweeping arrangement with its lenders that credits its debts on a daily basis. As of March 31, 2015 no operating accounts had cash value that exceeded the FDIC insurance limit of $250,000.

The Company’s largest customer represented 17.8% and 12% of consolidated revenues and 17.6% and 10.5% of accounts receivable as of and for the three months ended March 31, 2015 and 2014, respectively.  The Company had two customers that represented 17.6% and 13% of the total accounts receivable as of March 31, 2015, while one customer had 10.5% of the total accounts receivable as of March 31, 2015. The Company’s largest vendor represented 26% and 26.4% of total vendor payments for the quarters ended March 31, 2015 and 2014, respectively.

Advertising costs

Advertising costs are expensed as incurred. Total advertising was $3,688 and $5,462 for the three months ended March 31, 2014 and 2015, respectively.

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

Fair value of consideration transferred:

Cash	$500,000
Subordinated debt	1,000,000
Common stock, 250,000 shares (at $0.57, per share)	142,500
Contingent earn-out payments	400,000

Total consideration	$2,042,500

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$31,164
Customer lists/Technology intangibles, net	649,265
Inventory	90,442
Deposits	2,000
Accounts receivable	121,715
Fixed assets	12,045
Accounts payable and accrued liabilities	(151,774)
Long-term debt	(199,438)

Sub-Total	555,419
Excess of purchase price allocated to intangible assets	1,487,081

Total	$2,042,500

The following unaudited proforma summary presents consolidated information of the Company as if this business combination occurred on January 1, 2014 and includes the amortization of acquired intangibles.

2014
Gross Sales:	$50,482,572

Net Loss:	$(2,119,398)

The Company repaid the long-term debt of $199,438 on January 23, 2015 through advances of the Note payable – Revolver.

On January 20, 2015, the Company merged Brainchild with its parent.

NOTE 5 – INTANGIBLE ASSETS OF CUSTOMER LISTS AND TECHNOLOGY STACKS

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

As of March 31, 2015 and December 31, 2014, intangible assets consisted of the following:

	March 31, 2015			December 31, 2014
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Consulting	$7,131,196	(7,131,196)	-	$7,131,196	$(6,831,295)	$299,900
Solutions	8,500,000	(8,109,747)	390,253	8,500,000	(8,003,313)	496,688
Cloud	7,650,000	(4,581,325)	3,068,675	7,650,000	(4,310,560)	3,339,440
Media	1,639,750	(865,610)	774,140	1,639,750	(797,808)	841,942
	24,920,946	(20,687,878)	4,233,068	24,920,946	(19,942,976)	4,977,970

Technology stack
Solutions	$5,775,000	(3,858,370)	1,916,630	$5,775,000	$(3,614,665)	$2,160,335
Cloud	850,000	(263,094)	586,906	850,000	(232,737)	617,263
Media	5,642,171	(1,119,509)	4,522,662	5,642,171	(918,002)	4,724,169
Education	2,934,933	(1,070,592)	1,864,341	-	-	-
	15,202,104	(6,311,565)	8,890,539	12,267,171	(4,765,404)	7,501,767
Total	$40,123,050	(26,999,443)	13,123,607	$37,188,117	$(24,708,380)	$12,479,737

For the three months ending March 31, 2015, the change in intangible assets was as follows:

Balance, January 1,	$12,479,737
Additions	1,937,800
Impairment of assets	-
Amortization	(1,293,930)
Balance, March 31,	$13,123,607

For three months ending March 31, 2015 and 2014, amortization expense was $1,293,930 and $1,323,293, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

Description of Cost	March 31, 2015	December 31, 2014

Platforms:
QHIX	$3,535,586	$3,121,313
QBIX	1,477,272	1,427,485
QBLITZ	1,551,508	597,249
QEDX	369,838	-
	$6,934,204	$5,146,047

NOTE 7 – INVENTORY

Inventory consists of the following:

Description	March 31, 2015

Hardware Assessment Devices	$56,869
Display Devices	9,954
Accessories – Power adaptors & Cables	36,310
$103,133

NOTE 8 – PROPERTY & EQUIPMENT

Property and equipment consists of the following:

Description of Cost	March 31, 2015	December 31, 2014

Furniture & fixtures	$10,294	$5,000
Computing equipment	516,912	44,431
Total	527,206	49,431
Less: Accumulated depreciation	(40,829)	(13,500)
Balance	$486,377	$35,931

Depreciation expense was $27,329 and $6,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 9 – NOTE PAYABLE - REVOLVER

In October 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver bank facility that has a term of 36 months and a maximum line of $10,000,000. The ABL was priced at 4.5% over 30-day LIBOR (with a minimum floor of 2%) plus an administrative fee of 0.1% per month on the outstanding balance and 0.084% per month on the unused portion of the revolver. As of March 31, 2015 and December 31, 2014, the Company has borrowings of $6,402,279 and $6,750,050, respectively, on the Revolver.

In addition, the Company entered into a term loan commitment with the lender for $3,000,000 (Note 10).

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583 which has been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the three months ending March 31, 2015 on the deferred financing costs is $35,346.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014
Note payable due December 31, 2017, as extended, plus interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note payable due October 1, 2017, plus interest at approximately 10% per annum (b)	2,601,786	2,853,571
Note payable due July 1, 2016, plus interest at 8% per annum (c)	1,100,000	1,100,000
Note payable due Jan 1, 2018, plus interest at 8% per annum (d)	1,000,000	-
Less: Discounts	(496,528)	(585,611)
Total	7,322,796	6,485,498
Less: Current maturities	(552,133)	(650,810)
Total long-term debt	$6,770,663	$5,834,688

(a) In December 2013, $2 million of the original $5,000,000 Promissory note was converted to 3,333,334 shares of common stock (at $0.60/share) with 1,666,667 warrants exercisable at $1/share through December 31, 2018. The warrant was valued using the Black Scholes Option Pricing model and the Company recorded additional interest related to the conversion of debt and grant of warrants of $1,350,000. In March 2014, the note was extended to December 31, 2015 without any further considerations. On October 1, 2014, the note was extended to December 31, 2017 with the new interest rate at 6.5%. Additionally, 350,000 shares of common stock was granted as consideration for the extension valued at $140,000.

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

(c) In December 2014, the Company entered into a securities purchase agreement for a senior debenture in the amount of $1,100,000 at 8%. Interest is payable on October 1, 2015 with principal payments of 25% on 1/1/2016, 25% on 4/1/2016 and the remaining 50% on 7/1/2016. The Company issued 2,053,333 warrants priced at $0.60/share. The Company is obligated to issue additional 2,053,333 warrants priced at $0.60/share in the event of a default.

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

(d) In January 2015, the Company issued a seller note for $1,000,000 in connection with the Brainchild acquisition at an interest rate of 8% per annum, payable over 36 months beginning the third quarter of 2016.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

In January 2015, the Company agreed to issue 50,000 shares of its common stock for services related to investor relations valued at $24,500.

In March 2015, the Company agreed to issue 50,000 shares of its common stock for services to a Board member for consulting services valued at $28,000.

In January 2015, the Company issued a warrant to purchase 50,000 of its common stock to one of its Directors valued at $25,823 using the Black-Scholes Option Pricing Model.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases:

In September 2012, the Company entered into a five year lease agreement for its Cranbury, New Jersey facility, which expires on September 8, 2016. In June 2013, the Company entered into a five year lease agreement for its Southfield, Michigan facility, which expires on October 31, 2018. In February 2013 the Company took over the lease agreement of its Irvine, California facility, which expires on April 12, 2015.  In July 2014, the Company entered into a three year sub-lease agreement for its Alpharetta, Georgia facility, which expires on September 8, 2017. In December 2014, the Company entered into a one year lease agreement for its El Segundo, California facility, which expires on December 31, 2015. The Company also added certain facilities as a month to month basis. In December 2014, the Company entered into a four year sub-lease agreement for its Irvine, California facility, which expires on April 30, 2019.

Effective February 1, 2015, the Company entered into a business lease agreement for computer hardware equipment with monthly payments of $13,926 for a term of three years with a $1.00 end-ofterm purchase option.

In accordance with FASB ASC 840, Leases, the Company has recorded this capital lease asset and capital lease obligation initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments.

The following is a schedule of future minimum lease payments as of March 31, 2015.

Year ending March 31,
2016	$167,114
2017	$167,114
2018	$125,335
Total minimum lease payments	$459,563
Less: amount representing interest	$(36,049)

Present value of net minimum lease payments, presented as current and non-current obligations under capital leases of $146,049 and $277,465, respectively.	$423,514

Rent Expense for the three months ended March 31, 2015 and 2014 were $78,544 and $65,875, respectively.

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

Investor relations consulting Agreement:

On January 14, 2015 Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement is for the term of twelve months in exchange for 50,000 shares of the Company’s restricted stock, valued at $24,500.

NOTE 13 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor located in India.  The Company has no ownership, directly or indirectly, in the key supplier and subcontractor.  The India based supplier billed the Company $2,070,000 and $1,354,000 for the quarters ended March 31, 2015 and 2014, respectively. For the India based supplier the Company owed $670,000 and $490,000 as of March 31, 2015 and 2014, respectively.

The Company has entered into a long term master services agreement with its Indian vendor that ends on December 31, 2020 with customary options for termination with a 30 day notice. The Indian vendor provides captive services to the Company and is paid on a cost plus basis. The Company paid certain amounts to the Indian vendor for providing different classes of services summarized as follows:

	Three Months Ending	Three Months Ending
Description of Cost	March 31, 2015	March 31, 2014

Client delivery and support	$874,540	$463,079
Platform development	585,000	360,000
Sales support	44,790	38,102
Back office support	461,960	398,503
Research & Development	103,710	94,316

	$2,070,000	$1,354,000

NOTE 14 – SUBSEQUENT EVENTS

In April 2015, the Company issued a short term note for $200,000 at 12% per annum interest rate that matures on October 17, 2015.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending March 31, 2015 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Results of Operations

	Three months ending March 31,
	2015	2014	Increase/ (Decrease)	Percent
Revenue	$13,638,646	$10,284,144	$3,354,502	33%
Cost of Revenue	8,346,313	6,832,778	1,513,535	22%
Gross Margin	5,292,333	3,451,366	1,840,967	53%
General and administrative expenses	(2,799,340)	(1,724,171)	(1,075,169)	(62%)
Research & Development	(570,228)	(513,495)	(56,733)	(11%)
Amortization, depreciation and impairment expense	(1,321,259)	(1,324,794)	3,535	-
Interest and derivative expense	(515,229)	(393,212)	(122,017)	(31%)

Net Income/(loss)	$86,277	$(504,306)	$590,583	117%

Comparison of Three Months Ending March 31, 2015 and 2014

REVENUES

Revenues for the three months ending March 31, 2015 totaled $13,638,646 compared to $10,284,144 of revenue during the same period in 2014.  The increase in revenues of $3,354,502 or 33% over the previous period was due to increase in sales in the media group and the Brainchild acquisition. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

COST OF REVENUES

Cost of revenue for the three months ending March 31, 2015 totaled $8,346,313 compared to $6,832,778 during the same period in 2014.  The increase in cost of revenue of $1,513,535 or 22% over the previous period, was due to corresponding increase in revenues and the acquisition during the three months of 2015. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $1,840,967, or 53% over the previous period, resulted primarily from increased revenues and increased utilization of manpower. The gross margin increased to approximately 39% from 34% during the same period of 2014.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general & administrative expenses for the three months ending March 31, 2015 totaled $2,799,340 compared to $1,724,171 during the same period in 2014.  The increase in selling, general & administrative expenses of $1,075,169 or 62% over the previous period was due to increased costs of building new vertical sales force during the first quarter of 2015.

RESEARCH AND DEVELOPMENT

Research and development for the three months ending March 31, 2015 totaled $570,228 compared to $513,495 during the same period in 2014.   This increase of $56,733 was due to additional Research and development expense from the acquisition that occurred during the first quarter of 2015.

AMORTIZATION, IMPAIRMENT AND WRITE- DOWN OF INTANGIBLE ASSETS

Amortization expense for the three months ending March 31, 2015 totaled $1,321,259 compared to $1,324,794 during the same period in 2014.   The slight decrease in amortization expense of $3,535 over the previous period of 2014 was due to completion of amortization of certain customer lists.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST EXPENSE

Interest expenses for the three months ending March 31, 2015 totaled $515,227 compared to $393,212 during the same period in 2014.  The increase in financing and interest expenses of $122,015 or 31% over the previous period was due to the increase in note payable.

NET INCOME (LOSS)

The Company reported net income of $86,277 for the three months ending March 31, 2015 compared to a net loss of $504,306 for the same period in 2014.  The increase in income of $590,585, or 117% over the previous period and was the result of increased revenues and increased gross margins.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ending March 31, 2015 and March 31, 2014 is calculated as follows:

	March 31, 2015	March 31, 2014
Net Profit/(Loss) (GAAP Basis)	$86,277	$(504,306)
Interest expense	515,227	393,212
Amortization, depreciation and impairment expense	1,321,259	1,324,794
Income Taxes	-	-
EBITDA	$1,922,763	$1,213,700

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending March 31, 2015 increased by $709,065 or 58% over the previous period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had an accumulated deficit of $18,435,083 as compared to $18,521,360 at December 31, 2014.  As of March 31, 2015, we had a working capital deficit of $402,739 as compared to surplus of $824,208 at December 31, 2014.

Net cash used by operations for the three months ending March 31, 2015 was $599,675 as compared to cash used in operating activities of $616,729 for the three month period ending March 31, 2014. The decrease in cash used in operating activities in 2015 compared to 2014 was primarily due to increase in revenue and accounts receivable during three months period ending March 31, 2014.

Net cash used for investing activities was $935,458 for the three months ending March 31, 2015 compared to $5,659 during the same three month period ending March 31, 2014. The increase was primarily due to acquisition of assets and purchase of computer assets during the first quarter of 2015.

Net cash used in financing activities for the three months ending March 31, 2015 was $510,473 as compared to cash provided by financing activities of $352,422 for the three months ending March 31, 2014.   The decrease in cash provided by financing activities in 2015 compared to 2014 was primarily due to a reduction of sales of common stock of $1,124,750 during 2014 compared to none during the current period of 2015.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending March 31, 2015.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report which is March 31, 2015. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Rapid growth and inadequate staffing were the main reasons for such ineffective controls. Management has identified an action plan to remedy any ineffective controls that include additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer, hiring of an outside consultant to assist with internal controls and creating a well-defined financial and accounting control matrix and procedures document which is in the process of being implemented.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting is not effective to ensure that information required to be disclosed by us are accumulated and communicated timely as of March 31, 2015.

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

These additions have improved accountability and created segregation of responsibilities across additional people which has resulted in improvement in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) subsequent to the year ending December 31, 2014.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the three months ending March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three months ending March 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending March 31, 2015 and 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

September 9, 2015	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director