Form 10-Q
period 2015-06-30
Quadrant 4 System Corp
filed 2015-09-18
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of common stock outstanding as of September 18, 2015 was 103,011,773.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$634,722	$2,285,557
Accounts and unbilled receivables (net of allowance for doubtful accounts of $866,365 and $810,000 at June 30, 2015 and December 31, 2014, respectively)	12,651,433	10,118,816
Inventory	118,596	-
Other current assets	269,691	233,789

Total current assets	13,674,442	12,638,162

Intangible assets, customer lists and technology stacks – net	12,129,580	12,479,737
Equipment under capital lease, net	412,831	-
Equipment – net	49,298	35,931
Long-term assets
Software development costs	8,556,615	5,146,047
Deferred financing costs – net	478,781	600,583
Deferred licensing and royalty fees	1,080,000	1,200,000
Other assets	395,736	361,464

TOTAL ASSETS	$36,777,283	$32,461,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,245,598	$4,413,094
Note payable – Revolver	7,136,796	6,750,050
Earnouts payable	400,000	-
Current obligation under capital lease	148,214	-
Current maturities - long term debt, net of debt discount of $356,333	1,505,274	650,810
Total current liabilities	15,435,882	11,813,954

Non-current obligation under capital lease	239,591	-
Long-term debt, less current maturities, net of debt discount of $51,111	5,854,820	5,834,688

Total liabilities	21,530,293	17,648,642

Commitments and contingencies

Stockholders' Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 103,011,773 and 102,661,774 at June 30, 2015 and December 31, 2014, respectively	103,012	102,662
Additional paid-in capital	33,452,453	33,231,980
Accumulated deficit	(18,308,475)	(18,521,360)
Total stockholders' equity	15,246,990	14,813,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,777,283	$32,461,924

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending June 30,				Six Months Ending June 30,
	2015		2014		2015		2014

Revenue		$13,069,754		$11,917,170		$26,708,400	$22,201,314
Cost of revenue		7,684,286		7,885,487		16,030,599	14,718,265
Gross Margin		5,385,468		4,031,683		10,677,801	7,483,049

Operating expenses:
General and administrative expenses		(3,246,518)		(1,790,455)		(6,045,858)	(3,514,626)
Research & Development		(469,795)		(537,995)		(1,040,023)	(1,051,490)
Amortization and depreciation expense		(1,020,357)		(1,397,461)		(2,341,616)	(2,722,255)
Interest expense		(522,190)		(282,242)		(1,037,419)	(675,454)
Total		(5,258,860)		(4,008,153)		(10,464,916)	(7,963,825)
Net Income / (loss) before income taxes		126,608		23,530		212,885	(480,776)
Provision for Income taxes		-		-		-	-
Net Income/(loss)		$126,608		$23,530		$212,885	$(480,776)

Net Income/ (loss) per common share
- Basic	$	*	$	*	$	*	$(0.01)
- Fully diluted	$	*	$	*	$	*	$(0.01)

Weighted average common shares
- Basic		102,956,279		93,856,144		102,809,840	93,427,813
- Fully diluted		107,552,461		96,772,909		107,406,023	93,427,813

*Less than $0.01, per share
See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ending
	June 30,
	2015	2014
Cash flows from operating activities:
Net Income/(loss)	$212,885	$(480,776)

Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization, impairment and depreciation expense	2,341,616	2,722,255
Provision for doubtful accounts	56,365	-
Issuance of Stock for services and interest	52,500	75,000
Issuance of Warrants for services	25,823	-
Changes in assets and liabilities, net of the effect of the acquisitions
Accounts and unbilled receivables	(2,467,267)	(1,649,514)
Inventory	(118,596)	-
Other current assets	(190,766)	(178,983)
Software development costs	(3,410,568)	(720,000)
Deferred finance costs	121,802	-
Deferred license cost	120,000	-
Other assets	213,035	(64,986)
Obligation under capital lease	387,805	-
Accounts payable and accrued expenses	1,680,729	(256,223)
Net cash used in operating activities	(974,637)	(553,227)

Cash flows from investing activities:
Purchase of fixed assets	(467,812)	(13,920)
Acquisition of assets (net of assets assumed of $104,700, notes payable assumed of $1,000,000, contingent payments of $400,000 and issuance of common stock of $ 142,500)	(469,728)	-
Net cash used in investing activities	(937,540)	(13,920)

Cash flows from financing activities:
Proceeds from sales of common stock	-	1,124,750
Borrowings on revolver	23,413,786	8,147,085
Repayments of revolver	(23,027,040)	(9,179,572)
Payments of long-term debt	(125,404)	(152,501)
Net cash provided by/(used in) financing activities	261,342	(60,238)

Net decrease in cash	(1,650,835)	(627,385)

Cash - beginning of year	2,285,557	897,215
Cash - end of year	$634,722	$269,830

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$466,980	$700,998
Income taxes	$-	$-

Noncash transactions
Acquisition of technology platform utilizing common stock & warrants	$-	$3,075,649
Noncash consideration for acquisitions	$142,500	$-

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

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all the accounts of the Company. As of January 1, 2015, all subsidiaries have been merged with Quadrant 4 System Corporation and all intercompany transactions have been eliminated.

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

Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of June 30, 2015.

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

As of June 30, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.

Income (Loss) per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

For the six months ended June 30, 2015 there were 4,596,182 potentially dilutive securities that were included in the calculation of weighted-average common shares outstanding. For the six months ended June 30, 2014, there were 15,285,427 potentially dilutive securities that were not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

The Company currently banks at two national institutions with one being the primary and the other for petty cash purposes. The Company does not maintain large balances in its lockbox account due to the daily automatic sweeping arrangement with its lenders that credits its debts on a daily basis. As of June 30, 2015 no operating accounts had cash value that exceeded the FDIC insurance limit of $250,000.

The Company’s largest customer represented 16% and 15% of consolidated revenues and 20.7% and 9% of accounts receivable as of and for the six months ended June 30, 2015 and 2014, respectively.  The Company had two customers that represented 20.7% and 13.4% of the total accounts receivable as of June 30, 2015, while one customer had 15% of the total accounts receivable as of June 30, 2014. The Company’s largest vendor represented 25.1% and 25.3% of total vendor payments for the six months ended June 30, 2015 and 2014, respectively.

Advertising costs

Advertising costs are expensed as incurred. Total advertising was $9,115 and $12,821 for the six months ended June 30, 2015 and 2014 respectively; $3,653 and $9,133 for the three months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, intangible assets consisted of the following:

	June 30, 2015			December 31, 2014
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Consulting	$7,131,196	(7,131,196)	-	$7,131,196	$(6,831,295)	$299,900
Solutions	8,500,000	(8,216,181)	283,819	8,500,000	(8,003,313)	496,688
Cloud	7,650,000	(4,852,090)	2,797,910	7,650,000	(4,310,560)	3,339,440
Media	1,639,750	(933,408)	706,342	1,639,750	(797,808)	841,942
	24,920,946	(21,132,875)	3,788,071	24,920,946	(19,942,976)	4,977,970

Technology stack
Solutions	$5,775,000	(4,102,075)	1,672,925	$5,775,000	$(3,614,665)	$2,160,335
Cloud	850,000	(293,451)	556,549	850,000	(232,737)	617,263
Media	5,642,171	(1,321,016)	4,321,155	5,642,171	(918,002)	4,724,169
Education	2,934,931	(1,144,051)	1,790,881	-	-	-
	15,202,102	(6,860,593)	8,341,509	12,267,171	(4,765,404)	7,501,767
Total	$40,123,058	(27,993,468)	12,129,580	$37,188,117	$(24,708,380)	$12,479,737

For the Six months ending June 30, 2015, the change in intangible assets was as follows:

Balance, January 1,	$12,479,737
Additions	1,937,800
Impairment of assets	-
Amortization	(2,287,957)

Balance, June 30,	$12,129,580

For three months ending June 30, 2015 and 2014, amortization expense was $994,027 and $1,395,963, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

Description of Cost	June 30, 2015	December 31, 2014

Platforms:
QHIX	$3,935,634	$3,121,313
QBIX	1,527,060	1,427,485
QBLITZ	2,340,536	597,249
QEDX	753,385	-
	$8,556,615	$5,146,047

NOTE 7 – INVENTORY

Inventory consists of the following:

Description	June 30, 2015

Hardware Assessment Devices	$94,500
Display Devices	7,434
Accessories – Power adaptors & Cables	16,662
$118,596

NOTE 8 – PROPERTY & EQUIPMENT

Property and equipment consists of the following:

Description of Cost	June 30, 2015	December 31, 2014

Furniture & fixtures	$10,294	$5,000
Computing equipment	518,995	44,431
Total	529,289	49,431
Less: Accumulated depreciation	(67,160)	(13,500)
Balance	$462,129	$35,931

Depreciation expense was $53,659 and $1,500 for the six months ended June 30, 2015 and 2014, respectively; $26,330 and $1,250 for the three months ended June 30, 2015 and 2014, respectively.

NOTE 9 – NOTE PAYABLE - REVOLVER

In October 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver bank facility that has a term of 36 months and a maximum line of $10,000,000. The ABL was priced at 4.5% over 30-day LIBOR (with a minimum floor of 2%) plus an administrative fee of 0.1% per month on the outstanding balance and 0.084% per month on the unused portion of the revolver. As of June 30, 2015 and December 31, 2014, the Company has borrowed the maximum based on the borrowing base calculations and has borrowings of $7,136,796 and $6,750,050, respectively, on the Revolver.

In addition, the Company entered into a term loan commitment with the lender for $3,000,000 (Note 10).

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583 which has been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the six months ending June 30, 2015 on the deferred financing costs is $70,692.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014
Note payable due December 31, 2017, as extended, plus interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note payable due October 1, 2017, plus interest at approximately 10% per annum (b)	2,350,000	2,853,571
Note payable due July 1, 2016, plus interest at 8% per annum (c)	1,100,000	1,100,000
Note payable due Jan 1, 2018, plus interest at 8% per annum (d)	1,000,000	-
Note payable due September 30, 2015, plus interest at 8% per annum (e)	200,000	-
Less: Discounts	(407,444)	(585,611)
Total	7,360,094	6,485,498
Less: Current maturities	(1,505,274)	(650,810)
Total long-term debt	$5,854,820	$5,834,688

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

(e) On April 17, 2015, the Company issued a short term note for $200,000 at an interest rate of 12%, payable October 16, 2015.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

On April 28, 2015, the Company issued 50,000 shares of its common stock for services related to investor relations valued at $24,500.

On April 28, 2015, the Company issued 50,000 shares of its common stock for services to a Board member for consulting services valued at $28,000.

In January 2015, the Company issued a warrant to purchase 50,000 of its common stock to one of its Directors valued at $25,823 using the Black-Scholes Option Pricing Model.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases:

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

Capital Lease:

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

The following is a schedule of future minimum lease payments as of June 30, 2015.

Year ending June 30,
2016	$167,114
2017	$167,114
2018	$83,557
Total minimum lease payments	$417,785
Less: amount representing interest	$(29,980)

Present value of net minimum lease payments, presented as current and non-current obligations under capital leases of $148,214 and $239,591, respectively.	$387,805

Rent Expense for the six months ended June 30, 2015 and 2014 were $173,936 and $67,207, respectively, and for three months ending June 30, 2015 and 2014 were $95,392 and $1,332, respectively.

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

NOTE 13 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor located in India.  The Company has no ownership, directly or indirectly, in the key supplier and subcontractor.  The India based supplier billed the Company $6,749,000 and $5,031,300 for the years ended December 31, 2014 and 2013, respectively. For the India based supplier the Company owed $630,000 and $384,000 as of June 30, 2015 and 2014, respectively.

The Company has entered into a long term master services agreement with its Indian vendor that ends on December 31, 2020 with customary options for termination with a 30 day notice. The Indian vendor provides captive services to the Company and is paid on a cost plus basis. The Company paid following amounts to the Indian vendor for providing different classes of services:

	Three Months Ending	Three Months Ending
Description of Cost	June 30, 2015	June 30, 2014

Client delivery and support	$660,860	808,557
Platform development	585,000	360,000
Sales support	43,250	38,294
Back office support	522,870	388,833
Research & Development	93,020	94,316

	$1,905,000	1,690,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending June 30, 2015 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending June 30,
	2015	2014	Change	Percent
Revenue	$13,069,754	$11,917,170	$1,152,584	10%
Cost of Revenue	(7,684,286)	(7,885,487)	201,201	3%
Gross Margin	5,385,468	4,031,683	1,353,785	34%
General and administrative expenses	(3,246,518)	(1,790,455)	(1,456,063)	(81%)
Research & Development	(469,795)	(537,995)	68,200	13%
Amortization of intangible assets	(1,020,357)	(1,397,461)	377,104	27%
Interest and derivative expense	(522,190)	(282,242)	(239,948)	(85%)

Net Income/(loss)	$126,608	$23,530	$103,078	438%

	Six months ending June 30,
	2015	2014	Change	Percent
Revenue	$26,708,400	$22,201,314	$4,507,086	20%
Cost of Revenue	(16,030,599)	(14,718,265)	(1,312,334)	(9%)
Gross Margin	10,677,801	7,483,049	3,194,752	43%
General and administrative expenses	(6,045,858)	(3,514,626)	(2,531,232)	(72%)
Research & Development	(1,040,023)	(1,051,490)	11,467	1%
Amortization of intangible assets	(2,341,616)	(2,722,255)	380,639	14%
Interest and derivative expense	(1,037,419)	(675,454)	(361,965)	(54%)

Net Income/(loss)	$212,885	$(480,776)	$693,661	144%

Comparison of Three Months and Six Months Ending June 30, 2015 and 2014

REVENUES

Revenues for the three months ending June 30, 2015 totaled $13,069,754 compared to $11,917,170 during the same period in 2014. The increase in revenues of $1,152,584 or 10% over the previous period was due to an increase in sales in the media group and as a result of the Brainchild acquisition. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

Revenues for the six months ending June 30, 2015 totaled $26,708,400 compared to $22,201,314 during the same period in 2014. The increase in revenues of $4,507,086 or 20% over the previous period was due to an increase in sales in the media group and as result of the Brainchild acquisition. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

COST OF REVENUES

Cost of revenue for the three months ending June 30, 2015 totaled $7,684,286 compared to $7,885,487 during the same period in 2014. The marginal decrease in cost of revenue of $201,201 or 3% over the previous period was due to increased utilization and reduction of resources. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the six months ending June 30, 2015 totaled $16,030,599 compared to cost of revenue of $14,718,265 during the same period in 2014. The increase in cost of revenue of $1,312,334 or 9% over the previous period was due to corresponding increase in revenues and the impact of the Brainchild acquisition during the first quarter of 2015. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $1,353,785 or 34% for the three months ending June 30, 2015 over the previous three month period ending June 30, 2014 resulted primarily from increased revenues. The gross margin percentage increased to approximately 41% in the second quarter of 2015 from 34% in the same period of 2014 as a result of increased utilization of employees and sub-contractors.

The increase in gross margin of $3,194,752 or 43% over the previous six month period ending June 30, 2014 resulted primarily from increased revenues. The gross margin percentage increased to approximately 40% in the six months ending June 30, 2015 from 34% in the same period of 2014

GENERAL AND ADMINISTRATIVE EXPENSES

General & administrative expenses for the three months ending June 30, 2015 totaled $3,246,598 compared to general & administrative expenses of $1,790,455 during the same period in 2014. The increase in general & administrative expenses of $1,456,063 or 81% over the previous period was due to increased costs of building new vertical sales force during this period.

General & administrative expenses for the six months ending June 30, 2015 totaled $6,045,858 compared to general & administrative expenses of $3,514,626 during the same period in 2014. The increase in general & administrative expenses of $2,531,232 or 72% over the previous six month period, was due to increased costs of building new vertical sales force during the six months ending June 30, 2015.

RESEARCH & DEVELOPMENT

Research & Development expenses for the three months ending June 30, 2015 totaled $469,795 compared to Research & Development expenses of $537,995 during the same period in 2014. The decrease in Research & Development expenses of $68,200 or 13% over the previous second quarter was due to conversion of certain expenses to capitalized software development related to media units.

Research & Development expenses for the six months ending June 30, 2015 totaled $1,040,023 compared to Research & Development expenses of $1,051,490 during the same period in 2014. The decrease in Research & Development expenses of $11,467 or 1% over the previous six month period, was due to conversion of certain expenses to capitalized software development related to media units.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLE ASSETS

Amortization expense for the three months ending June 30, 2015 totaled $1,020,357 compared to $1,397,461 during the same period in 2014. The decrease in amortization expense of $377,104 was due to completion of amortization of certain customer lists in the 2014 period.  Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization expense for the six months ending June 30, 2015 totaled $2,341,616 compared to $2,722,255 during the same period in 2014. The decrease in amortization expense of $380.639 was due to completion of amortization of certain customer lists in the 2014 period.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST EXPENSE

Interest expenses for the second quarter ending June 30, 2015 totaled $522,190 compared to $282,242 during the same period in 2014. The increase in interest expenses of $239,948 or 85% over the previous second quarter was due to the increase in notes payable and financing under the Revolver.

Interest expenses for the six months ending June 30, 2015 totaled $1,037,419 compared to $675,454 during the same period in 2014. The increase of $361,965 or 54% over the previous six month period was due to the increase in notes payable and financing under the Revolver.

NET INCOME

The Company reported net income of $126,608 for the three months ending June 30, 2015 compared to net income of $23,530 for the same period in 2014. The increase of $103,078 or 438 % over the previous period was the result of increased revenues and increased gross margins.

The Company reported net income of $212,885 for the six months ending June 30, 2015 compared to net loss of $480,776 for the same period in 2014. The increase in profit of $740,162 or 154% over the previous six month period, was the result of increased revenues and increased gross margins.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three month periods ending June 30, 2015 and June 30, 2014 is calculated as follows:

	June 30, 2015	June 30, 2014
Net Income (GAAP Basis)	$126,608	$(23,530)
Interest expense	522,190	282,242
Amortization and depreciation expense	1,020,357	1,397,461
Income Taxes	-	-
EBITDA	$1,669,155	$1,703,233

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six months ending June 30, 2015 and June 30, 2014 is calculated as follows:

	June 30, 2015	June 30, 2014
Net Income/(Loss) (GAAP Basis)	$212,885	$(480,776)
Interest expense	1,037,419	675,454
Amortization and depreciation expense	2,341,616	2,722,255
Income Taxes	-	-
EBITDA	$3,591,920	$2,916,933

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending June 30, 2015 decreased by $34,078 or 2% over the previous three months and EBITDA for six months period ending June 30,2015 increased by $674,987 or 23% over the previous six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had an accumulated deficit of $18,308,475 as compared to $18,521,360 at December 31, 2014.  As of June 30, 2015, we had a working capital deficit of $1,761,440 as compared to working capital surplus of $824,208 at December 31, 2014.

Net cash used by operations for the six months ending June 30, 2015 was $974,637 as compared to $553,227 primarily relating to the increases in Accounts receivable and software development costs, offset in part of by the increase in accounts payable.

Net cash used in investing activity for the six months ending June 30, 2015 was $937,540 as compared to $13,920 during the prior six months ending June 30, 2014. The increase was primarily due to acquisition of assets and purchase of computer assets during the first quarter of 2015.

Net cash provided in financing activities for the six months ending June 30, 2015 was $261,342 as compared to $60,238 primarily due to reduction of sales of common stock in the 2015 period.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ending June 30, 2015.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report which is June 30, 2015. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Rapid growth and inadequate staffing were the main reasons for such ineffective controls. Management has identified an action plan to remedy any ineffective controls that include additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer, hiring of an outside consultant to assist with internal controls and creating a well-defined financial and accounting control matrix and procedures document which is in the process of being implemented.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of June 30, 2015.

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ending June 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ending June 30, 2015 and 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

September 18, 2015	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director