Form 10-Q
period 2015-09-30
Quadrant 4 System Corp
filed 2015-11-04
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of common stock outstanding as of November 4, 2015 was 103,361,773.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$155,049	$2,285,557
Accounts and unbilled receivables (net of allowance for doubtful accounts of $700,000 and $810,000 at September 30, 2015 and December 31, 2014, respectively)	12,490,589	10,118,816
Inventory	81,252	-
Other current assets	221,324	233,789
Total current assets	12,948,214	12,638,162

Intangible assets, customer lists and technology stacks – net	11,035,553	12,479,737
Equipment under capital lease – net	389,896	-
Equipment – net	101,577	35,931
Long-term assets
Software development costs – net	9,930,769	5,146,047
Deferred financing costs – net	417,880	600,583
Deferred licensing and royalty fees – net	1,020,000	1,200,000
Other assets	383,381	361,464

TOTAL ASSETS	$36,227,270	$32,461,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,433,441	$4,413,094
Note payable – Revolver	7,513,420	6,750,050
Earnouts payable	400,000	-
Current obligation under capital lease	150,411	-
Current maturities – long term debt, net of debt discount of $276,833	2,207,962	650,810
Total current liabilities	15,705,234	11,813,954

Non-current obligation under capital lease	201,155	-
Long-term debt, less current maturities, net of debt discount of $41,528	5,022,327	5,834,688
Total liabilities	20,928,716	17,648,642

Commitments and contingencies

Stockholders' Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 103,011,773 and 102,661,774 at September 30, 2015 and December 31, 2014, respectively	103,012	102,662
Additional paid-in capital	33,452,452	33,231,980
Accumulated deficit	(18,256,910)	(18,521,360)
Total stockholders' equity	15,298,554	14,813,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,227,270	$32,461,924

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending September 30,				Nine Months Ending September 30,
	2015		2014		2015		2014

Revenue		$12,690,876		$13,235,883		$39,399,276	$35,437,197
Cost of revenue		7,389,377		8,550,265		23,419,976	23,268,530
Gross Margin		5,301,499		4,685,618		15,979,300	12,168,667

Operating expenses:
General and administrative expenses		(2,966,097)		(1,959,431)		(9,011,955)	(5,474,057)
Research & Development		(417,997)		(802,245)		(1,458,020)	(1,853,735)
Amortization, impairment and depreciation expense		(1,349,401)		(1,437,395)		(3,691,017)	(4,159,650)
Interest expense		(516,439)		(314,447)		(1,553,858)	(989,901)
Total		(5,249,934)		(4,513,518)		(15,714,850)	(12,477,343)
Net Income / (loss) before income taxes		51,565		172,100		264,450	(308,676)
Provision for Income taxes		-		-		-	-
Net Income/(loss)		$51,565		$172,100		$264,450	$(308,676)

Net Income/ (loss) per common share
- Basic	$	*	$	*	$	*	$(0.01)
- Fully diluted	$	*	$	*	$	*	$(0.01)

Weighted average common shares
- Basic		103,011,774		99,160,719		102,877,891	95,359,781
- Fully diluted		107,150,955		104,336,235		107,017,072	95,359,781

*Less than $0.01, per share
See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ending
	September 30,
	2015	2014
Cash flows from operating activities:
Net Income/(loss)	$264,450	$(308,676)

Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Amortization, impairment and depreciation expense	3,691,017	4,159,650
Provision for doubtful accounts	163,057	-
Issuance of Stock for services and interest	52,500	75,000
Issuance of Warrants for services	25,823	-
Changes in assets and liabilities, net of the effect of the acquisitions
Accounts and unbilled receivables	(2,413,115)	(2,240,406)
Inventory	(81,252)	-
Other current assets	(142,399)	(228,559)
Software development costs	(5,013,781)	(1,305,000)
Deferred finance costs	182,703	-
Deferred license cost	120,000	-
Other assets	285,389	24,194
Obligation under capital lease	351,566	-
Accounts payable and accrued expenses	868,572	303,191
Net cash provided by/(used in) operating activities	(1,645,470)	479,394

Cash flows from investing activities:
Purchase of equipment	(523,471)	(16,225)
Acquisition of assets (net of assets assumed of $104,700, notes payable assumed of $1,000,000, contingent payments of $400,000 and issuance of common stock of $142,500)	(469,728)	-
Net cash used in investing activities	(993,199)	(16,225)

Cash flows from financing activities:
Proceeds from sales of common stock	-	1,124,750
Borrowings on revolver	36,596,477	12,570,688
Repayments of revolver	(35,833,107)	(13,824,700)
Payments of long-term debt	(255,209)	(271,683)
Net cash provided by/(used in) financing activities	508,161	(400,945)

Net increase/(decrease) in cash	(2,130,508)	62,224

Cash - beginning of year	2,285,557	897,215
Cash - end of year	$155,049	$959,439

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$961,299	$989,901
Income taxes	$-	$-

Noncash transactions
Acquisition of technology platform utilizing common stock & warrants	$142,500	$3,075,649

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

Operations

The Company is engaged in the Information Technology sector as a provider of Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) systems to the health insurance (QBIX/QHIX), media (QBLITZ) and education (QEDX) verticals. Along with these platforms, we also provide relevant services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics (collectively “Consulting”). We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Media, Education, Retail and Manufacturing industry segments (collectively “Solutions”).

The Company generates revenues principally from two broad segments, namely Services and Platforms (PaaS/SaaS). The Services component includes consulting services that bills on a time & material basis; projects that bill on a predominantly time & material basis with a small mile-stone component; and managed services that bill fixed fees that provide pre-determined SLA based services.  The Platform segment bills on transaction basis such as per member per month enrolled for the QHIX; per bandwidth consumed for the QBLITZ; and per student per month for the QEDX platforms. The Company anticipates to start delivering Platform based revenues in 2016 for QHIX, QBLITZ and QEDX. The Company started earning revenue for QBIX in 2015.

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

Software Development Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development engineering and other administrative support expenses; costs that are incurred to produce the finished product after technological feasibility has been established and after all research and development activities for any other component of the product or process have been completed are capitalized as software development costs. Capitalized amounts are amortized on a straight-line basis over periods ranging from three to five years which is recorded as amortization expense. Amortization of the software development costs commences when the platforms first become offered for sale and ready for market release. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue. Cost to support or service licensed program are charged to cost of revenue as incurred.

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

Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of September 30, 2015.

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

As of September 30, 2015, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s condensed consolidated financial statements.

Income (Loss) per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

For the nine months ended September 30, 2015 there were 4,139,181 potentially dilutive securities that were included in the calculation of weighted-average common shares outstanding. For the nine months ended September 30, 2014, there were 5,175,516 potentially dilutive securities that were not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

The Company currently banks at two national institutions with one being the primary and the other for petty cash purposes. The Company does not maintain large balances in its lockbox account due to the daily automatic sweeping arrangement with its lenders that credits its debts on a daily basis. As of September 30, 2015 no operating accounts had cash value that exceeded the FDIC insurance limit of $250,000.

The Company’s two largest customers represented 15.3% and 10.1% of consolidated revenues for the nine months ended September 30, 2015 and 13.7% and 10.6% of consolidated revenues for the three months ended September 30, 2015. The Company had two customers that represented 24.03% and 14.54% of the total accounts receivable as of September 30, 2015 compared to 12.3% and 11.5% of the total accounts receivable as of September 30, 2014. The Company’s two largest vendors represented 27.2% and 11.6% of total vendor payments for the nine months ended September 30, 2015. The Company’s largest vendor represented 25.8% of total vendor payments for the nine months ended September 30, 2014.

Advertising costs

Advertising costs are expensed as incurred. Total advertising was $12,736 and $16,523 for the nine months ended September 30, 2015 and 2014 respectively; $3,621 and $3,702 for the three months ended September 30, 2015 and 2014, respectively.

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

Fair value of consideration transferred:

Cash	$500,000
Subordinated debt	1,000,000
Common stock, 250,000 shares (at $0.57, per share)	142,500
Contingent earn-out payments	400,000

Total consideration	$2,042,500

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash	$30,272
Customer lists/Technology intangibles, net	649,265
Inventory	90,442
Deposits	2,000
Accounts receivable	121,715
Fixed assets	12,045
Accounts payable and accrued liabilities	(151,774)

Sub-Total	753,965
Excess of purchase price allocated to intangible assets	1,288,535

Total	$2,042,500

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

As of September 30, 2015 and December 31, 2014, intangible assets consisted of the following:

	September 30, 2015			December 31, 2014
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Consulting	$7,131,196	(7,131,196)	-	$7,131,196	$(6,831,295)	$299,900
Solutions	8,500,000	(8,322,615)	177,385	8,500,000	(8,003,313)	496,688
Cloud	7,650,000	(5,122,855)	2,527,145	7,650,000	(4,310,560)	3,339,440
Media	1,639,750	(1,101,208)	538,542	1,639,750	(797,808)	841,942
	24,920,946	(21,677,874)	3,243,072	24,920,946	(19,942,976)	4,977,970

Technology stack
Solutions	$5,775,000	(4,345,780)	1,429,220	$5,775,000	$(3,614,665)	$2,160,335
Cloud	850,000	(323,809)	526,191	850,000	(232,737)	617,263
Media	5,642,171	(1,522,524)	4,119,647	5,642,171	(918,002)	4,724,169
Education	1,937,800	(220,377)	1,717,423	-	-	-
	14,204,971	(6,412,490)	7,792,481	12,267,171	(4,765,404)	7,501,767
Total	$39,125,917	(28,090,364)	11,035,553	$37,188,117	$(24,708,380)	$12,479,737

For the Nine months ending September 30, 2015, the change in intangible assets was as follows:

Balance, January 1,	$12,479,737
Additions	1,937,800
Impairment of assets	(100,000)
Amortization	(3,281,984)
Balance, September 30,	$11,035,553

Amortization expenses was $3,281,984 and $4,155,150 for the nine months ending September 30, 2015 and 2014, respectively; $1,094,027 and $1,395,963 for the three months ending September 30, 2015 and 2014, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

	September 30, 2015			December 31, 2014
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance

QBIX	$1,527,060	(229,059)	1,298,001	$1,427,485	$-	$1,427,485
QHIX	4,378,104	-	4,378,104	3,121,313	-	3,121,313
QBLITZ	3,148,335	-	3,148,335	597,249	-	597,249
QEDX	1,106,329	-	1,106,329	-	-	-
	10,159,828	(229,059)	9,930,769	5,146,047	-	5,146,047

For the Nine months ending September 30, 2015, the change in Software Development costs was as follows:

Balance, January 1,	$5,146,047
Additions	5,013,781
Impairment of assets	-
Amortization	(229,059)

Balance, September 30,	$9,930,769

Amortization expenses on software development cost was $229,059 and nil for the nine months ending September 30, 2015 and 2014, respectively; $76,353 and nil for the three months ending September 30, 2015 and 2014, respectively.

NOTE 7 – INVENTORY

Inventory consists of the following:

Description	September 30, 2015

Hardware Assessment Devices	$70,066
Display Devices	7,434
Accessories – Power adaptors & Cables	3,752
$81,252

NOTE 8 –EQUIPMENT

Equipment consists of the following:

Description of Cost	September 30, 2015	December 31, 2014

Furniture & fixtures	$32,679	$5,000
Leasehold Improvements	32,949	-
Computing equipment	519,319	44,431
Total	584,947	49,431
Less: Accumulated depreciation	(93,474)	(13,500)
Balance	$491,473	$35,931

Depreciation expense was $79,974 and $2,750 for the nine months ended September 30, 2015 and 2014, respectively; $26,315 and $1,250 for the three months ended September 30, 2015 and 2014, respectively.

NOTE 9 – NOTE PAYABLE - REVOLVER

In October 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver bank facility that has a term of 36 months and a maximum line of $10,000,000. The ABL was priced at 4.5% over 30-day LIBOR (with a minimum floor of 2%) plus an administrative fee of 0.1% per month on the outstanding balance and 0.084% per month on the unused portion of the revolver. As of September 30, 2015 and December 31, 2014, the Company has borrowed the maximum based on the borrowing base calculations and has borrowings of $7,513,420 and $6,750,050, respectively, on the Revolver.

In addition, the Company entered into a term loan commitment with the lender for $3,000,000 (Note 10).

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583 which has been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization on the deferred finance cost was $106,037 and nil for the nine months ended September 30, 2015 and 2014, respectively; $35,345 and nil for the three months ended September 30, 2015 and 2014, respectively.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
Note payable due December 31, 2017, as extended, plus interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note payable due October 1, 2017, plus interest at approximately 10% per annum (b)	2,098,214	2,853,571
Note payable due July 1, 2016, plus interest at 8% per annum (c)	1,100,000	1,100,000
Note payable due January 1, 2018, plus interest at 8% per annum (d)	1,000,000	-
Note payable due October 16, 2015, plus interest at 12% per annum (e)	200,000	-
Note payable due September 23, 2018, plus interest at 6.7% per annum (f)	32,898	-
Less: Discounts	(318,361)	(585,611)
Total	7,230,289	6,485,498
Less: Current maturities net of debt discount of $276,833	(2,207,962)	(650,810)
Total long-term debt	$5,022,327	$5,834,688

(a) In December 2013, $2,000,000 of the original $5,000,000 Promissory note was converted to 3,333,334 shares of common stock (at $0.60/share) with 1,666,667 warrants exercisable at $1/share through December 31, 2018. The warrant was valued using the Black Scholes Option Pricing model and the Company recorded additional interest related to the conversion of debt and grant of warrants of $1,350,000. In March 2014, the note was extended to December 31, 2015 without any further considerations. On October 1, 2014, the note was extended to December 31, 2017 with the new interest rate at 6.5%. Additionally, 350,000 shares of common stock was granted as consideration for the extension valued at $140,000.

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

(e) On April 17, 2015, the Company issued a short term note for $200,000 at an interest rate of 12%, the note was repaid in full on October 23, 2015.

(f) On September 23, 2015, the Company issued an unsecured note for $32,898 at an interest rate of 6.7%, payable over 36 months.

NOTE 11 – STOCKHOLDERS' EQUITY

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

On August 19, 2015, the Company reserved 1,000,000 shares of its common stock for its employees as performance bonus. The Company has not allocated or issued any shares yet to any employees pending performance appraisals.

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

In accordance with FASB ASC 840, Leases, the Company has recorded this capital lease asset and capital lease obligation initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments. As of September 30, 2015, the equipment of $458,701 less accumulated depreciation of $68,715 had a net book value of $389,986.

The following is a schedule of future minimum lease payments as of June 30, 2015.

Year ending September 30,
2016	$167,114
2017	$167,114
2018	$42,034
Total minimum lease payments	$376,262
Less: amount representing interest	$(24,696)

Present value of net minimum lease payments, presented as current and non-current obligations under capital leases of $150,411 and $201,155, respectively.	$351,566

Rent Expense for the nine months ended September 30, 2015 and 2014 were $301,915 and $181,283, respectively, and for three months ending September 30, 2015 and 2014 were $127,979 and $114,076, respectively.

Legal:

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara arising from a collections dispute related to vendors of an acquisition target of the Company. All Plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is defending their position and it is expected that the court case will remain stayed until the earliest being fall 2016. In response to the claim, as of December 31, 2014 the Company has recorded an accrual in the event of legal settlement in the amount of $123,000.

As of the date of this filing, the Plaintiff lost the case on NJ jurisdiction and has been appealed. The Company is responding to their appeal and as a result, the main case is on hold until Appellate court rules.

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

As of the date of this filing, the Plaintiff lost the case on NJ jurisdiction and has been appealed. The Company is responding to their appeal and as a result, the main case is on hold until Appellate court rules.

NOTE 13 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor located in India.  The Company has no ownership, directly or indirectly, in the key supplier and subcontractor.  The India based supplier was owed $905,000 and $610,000 as of September 30, 2015 and 2014, respectively.

The Company has entered into a long term master services agreement with its Indian vendor that ends on December 31, 2020 with customary options for termination with a 30 day notice. The Indian vendor provides captive services to the Company and is paid on a cost plus basis. The Company paid following amounts to the Indian vendor for providing different classes of services:

	Three Months Ending		Nine Months Ending
Description of Cost	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Client delivery and support	$859,830	$687,223	$2,395,230	$1,958,860
Platform development	585,000	585,000	1,755,000	1,305,000
Sales support	45,530	37,212	133,570	113,608
Back office support	535,650	426,249	1,520,480	1,213,585
Research & Development	73,990	94,316	270,720	282,947

	$2,100,000	$1,830,000	$6,075,000	$4,874,000

NOTE 14 – SUBSEQUENT EVENTS

On October 1, 2015, the Company issued 350,000 shares of its common stock for services related to investor relations valued at $84,000.

On October 9, 2015, the Company issued warrants to purchase 2,307,692 of its common stock to its management valued at $598,428 using the Black-Scholes Option Pricing Model.

On October 9, 2015, the Company issued warrants to purchase 150,000 of its common stock to its Directors valued at $38,898 using the Black-Scholes Option Pricing Model.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending September 30, 2015 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Quadrant 4 is a leading provider of cloud based Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) products to the health insurance, media and education verticals. In addition, the Company provides expertise and relevant services that leverage our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our clients engage us to help them build more efficient operations; provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our revenue is primarily generated from the sale and licensing of our PaaS and SaaS systems as well as from a wide range of technology oriented services and solutions. Our core platforms include QBIX, a cloud based benefits enrollment platform; QHIX, a cloud based health insurance exchange platform; QBLITZ, a cloud based digital media platform and QEDX, a cloud based education platform for K-12 students each of which incorporates our proprietary SMAC technologies.  Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics. We blend these services with our technology platforms to offer client and industry specific solutions to the Healthcare, Media and Education industries.

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending September 30,
	2015	2014	Change	Percent
Revenue	$12,690,876	$13,235,883	$(545,007)	(4%)
Cost of Revenue	(7,389,377)	(8,550,265)	(1,160,888)	14%
Gross Margin	5,301,499	4,685,618	615,881	13%
General and administrative expenses	(2,966,097)	(1,959,431)	(1,006,666)	(51%)
Research & Development	(417,997)	(802,245)	384,248	48%
Amortization, impairment and depreciation expense	(1,349,401)	(1,437,395)	87,994	6%
Interest expense	(516,439)	(314,447)	(201,992)	(64%)

Net Income/(loss)	$51,565	$172,100	$(120,535)	(57%)

	Nine months ending September 30,
	2015	2014	Change	Percent
Revenue	$39,399,276	35,437,197	3,962,079	11%
Cost of Revenue	(23,419,976)	(23,268,530)	(151,446)	(1%)
Gross Margin	15,979,300	12,168,667	3,810,633	31%
General and administrative expenses	(9,011,955)	(5,474,057)	(3,537,898)	(65%)
Research & Development	(1,458,020)	(1,853,735)	395,715	21%
Amortization, impairment and depreciation expense	(3,691,017)	(4,159,650)	468,633	11%
Interest expense	(1,553,858)	(989,901)	(563,957)	(57%)

Net Income/(loss)	$264,450	(308,676)	573,126	186%

Comparison of Three Months and Nine Months Ending September 30, 2015 and 2014

REVENUES

Revenues for the three months ending September 30, 2015 totaled $12,690,876 compared to $13,235,883 during the same period in 2014. The decrease in revenues of $545,007 or 4% over the previous period was due to completion of certain projects. Although the Company added additional revenues due to Brainchild acquisition, the overall revenues decreased because of the net of revenue reduction from current clients and new revenue from the acquisition was smaller. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

Revenues for the nine months ending September 30, 2015 totaled $39,399,276 compared to $35,437,197 during the same period in 2014. The increase in revenues of $3,962,079 or 11% over the previous period was due to increase in sales in the media group and as result of the Brainchild acquisition. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

COST OF REVENUES

Cost of revenue for the three months ending September 30, 2015 totaled $7,389,377 compared to $8,550,265 during the same period in 2014. The decrease in cost of revenue of $1,160,888 or 14% over the previous period was due to increased utilization and reduction of resources. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the nine months ending September 30, 2015 totaled $23,419,976 compared to cost of revenue of $23,268,530 during the same period in 2014. The slight increase in cost of revenue of $151,446 or 1% over the previous period was due to corresponding increase in revenues and the impact of the Brainchild acquisition during the first quarter of 2015. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $615,881 or 13% for the three months ending September 30, 2015 over the previous three month period ending September 30, 2014 resulted primarily from increased revenues. The gross margin percentage increased to approximately 42% in the third quarter of 2015 from 35% in the same period of 2014 as a result of increased utilization of employees and sub-contractors.

The increase in gross margin of $3,810,633 or 31% over the previous nine month period ending September 30, 2014 resulted primarily from increased revenues. The gross margin percentage increased to approximately 41% in the nine months ending September 30, 2015 from 34% in the same period of 2014 as a result of increased utilization of employees and sub-contractors.

GENERAL AND ADMINISTRATIVE EXPENSES

General & administrative expenses for the three months ending September 30, 2015 totaled $2,966,097 compared to general & administrative expenses of $1,959,431 during the same period in 2014. The increase in general & administrative expenses of $1,006,666 or 51% over the previous period was due to increased costs of building new vertical sales force and additional audit fees during this period.

General & administrative expenses for the nine months ending September 30, 2015 totaled $9,011,955 compared to general & administrative expenses of $5,474,057 during the same period in 2014. The increase in general & administrative expenses of $3,537,898 or 65% over the previous nine month period, was due to increased costs of building new vertical sales force and additional audit fees during the nine months ending September 30, 2015.

RESEARCH & DEVELOPMENT

Research & Development expenses for the three months ending September 30, 2015 totaled $417,997 compared to Research & Development expenses of $802,245 during the same period in 2014. The decrease in Research & Development expenses of $384,248 or 48% over the previous second quarter was due to conversion of certain expenses to capitalized software development related to media units.

Research & Development expenses for the nine months ending September 30, 2015 totaled $1,458,020 compared to Research & Development expenses of $1,853,735 during the same period in 2014. The decrease in Research & Development expenses of $395,715 or 21% over the previous nine month period, was due to conversion of certain expenses to capitalized software development related to media units.

AMORTIZATION, IMPAIRMENT AND DEPRECIATION EXPENSE

Amortization, impairment and depreciation expense for the three months ending September 30, 2015 totaled $1,349,401 compared to $1,437,395 during the same period in 2014. The decrease in amortization expense of $87,994 was due to completion of amortization of certain customer lists in the 2014 period.  Amortization periods on the acquired intangibles range from 5 – 7 years.

Amortization, impairment and depreciation expense for the nine months ending September 30, 2015 totaled $3,691,017 compared to $4,159,650 during the same period in 2014. The decrease in amortization expense of $468,633 was due to completion of amortization of certain customer lists in the 2014 period.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST EXPENSE

Interest expenses for the third quarter ending September 30, 2015 totaled $516,439 compared to $314,447 during the same period in 2014. The increase in interest expenses of $201,992 or 64% over the previous second quarter was due to the increase in notes payable and financing under the Revolver.

Interest expenses for the nine months ending September 30, 2015 totaled $1,553,858 compared to $989,901 during the same period in 2014. The increase of $563,957 or 57% over the previous nine month period was due to the increase in notes payable and financing under the Revolver.

NET INCOME/ (LOSS)

The Company reported net income of $51,565 for the three months ending September 30, 2015 compared to net income of $172,100 for the same period in 2014. The decrease of $120,535 or 57% over the previous period was the result of increased expenses towards vertical sales force during the period.

The Company reported net income of $264,450 for the nine months ending September 30, 2015 compared to net loss of $308,676 for the same period in 2014. The increase in profit of $573,126 or 186% over the previous nine month period, was the result of increased revenues and increased gross margins.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three month periods ending September 30, 2015 and September 30, 2014 is calculated as follows:

	September 30, 2015	September 30, 2014
Net Income (GAAP Basis)	$51,565	$172,100
Interest expense	516,439	314,447
Amortization, impairment and depreciation expense	1,349,401	1,437,395
Income Taxes	-	-
EBITDA	$1,917,405	$1,923,942

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine months ending September 30, 2015 and September 30, 2014 is calculated as follows:

	September 30, 2015	September 30, 2014
Net Income/(Loss) (GAAP Basis)	$264,450	$(308,676)
Interest expense	1,553,858	989,901
Amortization, impairment and depreciation expense	3,691,017	4,159,650
Income Taxes	-	-
EBITDA	$5,509,325	$4,840,875

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending September 30, 2015 decreased by $6,537 or 0.3% over the previous three months and EBITDA for nine months period ending September 30,2015 increased by $668,450 or 14% over the previous nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had an accumulated deficit of $18,256,910 as compared to $18,521,360 at December 31, 2014.  As of September 30, 2015, we had a working capital deficit of $2,757,020 as compared to working capital surplus of $824,208 at December 31, 2014.

Net cash used by operations for the nine months ending September 30, 2015 was $1,645,470 as compared to net cash provided by operations was $479,394 primarily relating to the increases in Accounts receivable and software development costs, offset in part of by the increase in accounts payable.

Net cash used in investing activity for the nine months ending September 30, 2015 was $993,199 as compared to $16,225 during the prior nine months ending September 30, 2014. The increase was primarily due to acquisition of assets and purchase of computer assets during the first quarter of 2015.

Net cash provided in financing activities for the nine months ending September 30, 2015 was $508,161 as compared to net cash provided by operations was $400,945 primarily due to reduction of sales of common stock in the 2015 period.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ending September 30, 2015.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report which is September 30, 2015. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Rapid growth and inadequate staffing were the main reasons for such ineffective controls. Management has identified an action plan to remedy any ineffective controls that include additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer, hiring of an outside consultant to assist with internal controls and creating a well-defined financial and accounting control matrix and procedures document which is in the process of being implemented.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of September 30, 2015.

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

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara arising from a collections dispute related to vendors of an acquisition target of the Company. All Plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is defending their position and it is expected that the court case will remain stayed until the earliest being fall 2016. In response to the claim, as of December 31, 2014 the Company has recorded an accrual in the event of legal settlement in the amount of $123,000.

As of the date of this filing, the Plaintiff lost the case on NJ jurisdiction and has been appealed. The Company is responding to their appeal and as a result, the main case is on hold until Appellate court rules.

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ending September 30, 2015 and 2014, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ending September 30, 2015 and 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

November 4, 2015	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director