Form 10-K
period 2015-12-31
Quadrant 4 System Corp
filed 2016-03-28
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

The aggregate market value of common stock held by affiliates of the Registrant on March 15, 2015 based on the closing price on that date of $0.32 on the OTC was $8,848,307.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 25, 2016 was 108,861,774.

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

PART I

ITEM 1.                     BUSINESS

Overview

Quadrant 4 is a provider of cloud based Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) products to the health insurance, media and education verticals. In addition, the Company provides expertise and relevant services that leverage our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our clients engage us to help them build more efficient operations; provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our revenue is primarily generated from the sale and licensing of our PaaS and SaaS systems as well as from a wide range of technology oriented services and solutions. Our core platforms include QHIX/QBIX, a cloud based health insurance exchange and benefits management platform; QBLITZ, a cloud based digital media platform and QEDX, a cloud based education platform for K-12 students each of which incorporates our proprietary SMAC technologies.  Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics. We blend these services with our technology platforms to offer client and industry specific solutions to the Healthcare, Media and Education industries.

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

Key Offerings

Platform as a Service for the Health Insurance and Benefits Management Industry – QBIX & QHIX

QBIX is our benefits management platform and is marketed as QHIX Benefits Administration (also known as QHIX BA). QBIX is a platform that brings together group enrollment, communication, and administration in a single product. QBIX works end-to-end and all-around, encompassing all stakeholders and an entirety of enrollment and administration capabilities in a single solution. The Company began beta testing of QBIX in January 2014 and offered for sale in January 2015. The Company has been recording revenues from QBIX since January 2015.

QHIX is our next generation healthcare eco-system. Our platform was designed, built and put into production to not only conform to but exceed all requirements of the Affordable Care Act (ACA). Why do we call QHIX an eco-system? QHIX manages all stakeholders for our clients in a single platform with a business rules engine that allows business analysts to manage the entire system, not relying on programmers for day to day activities.

Our target market are health plans, Third Party Administrators and National Brokerage Marketing Organizations. Each of these clients and prospects are working hard to help their clients meet all of the requirements of the ACA. For our health plan clients, one of the strictest provisions of the ACA is one known as Medical Loss Ratio (MLR). MLR states that a health plan must pay out 80% of their premiums in claims on behalf of their members. This leaves 20% for all operating expenses including profit. If a health plan does not pay 80% in claims, they are responsible for rebating the underpayment back to their clients. In 2014, $478 million was rebated back to clients, according to the Center for Consumer Information & Oversight and the Center for Medicare & Medicaid Services.

Health plans must operate differently in the future because of MLR. The luxury of having multiple systems performing similar functions is no longer an option for health plans. We designed QHIX for this very reason. QHIX allows a health plan to manage both group (employer) clients as well as individual consumer clients with one system, not two. This is an important differentiator for the Company and allows us to target small and large health plans alike.

The second target market for QHIX is Third Party Administrators (TPA). TPA’s are growing as a result of the ACA. TPA’s operate much like a health plan and provide management functions such as claims administration, care management, network management and billing and reconciliation on behalf of an employer. According to InsuranceNewsNet.com, almost 17% of small employers; 83% of large employers and employers with more than 1,000 employees are self-insured or partially self-insured which require a TPA’s services. TPA’s are looking for a single platform to meet their needs because of the multiple types of business they manage today. QHIX meets that need.

National Benefit Marketing Organizations, our final target market, works directly with employers to assist their clients with their insurance and employee benefit programs. Employers are facing many challenges as a result of the ACA including additional required reporting, Form 1094 for employers and 1095 for employees. These reports were originally due from an employer to the IRS by January 31, 2016. Congress just delayed this reporting requirement to March 31, 2016. This reporting is mandatory or the employer will face significant fines for not reporting. These employers rely on their broker to help them meet these requirements. QHIX meets this need. According to Employee Benefit News, employer sponsored benefit programs provide health insurance to 147 million US citizens which ranges from small employers to even the largest US employer, Walmart.

We designed QHIX to help our clients engage consumers differently using Social, Mobile and Analytics (SMAC) operating through a Cloud environment. These capabilities include member engagement tools using social platforms, mobile capabilities and using big data analytics to target specific consumer health care needs.

One of the more unique features of QHIX is Reach and Teach (R&T). R&T is an engagement platform which allows our clients the ability to Reach their consumers at the appropriate times, such as open enrollment or change of family status, with the right information, tools and other content to assist these consumers when making significant family decisions regarding enrollment into insurance plans; decisions regarding healthcare; engaging with their healthcare provider or managing insurance programs through the year. R&T is also a valuable sales and marketing tool for our clients since they can target specific consumer groups with the right information based on past purchases of insurance and employee benefit programs. R&T will generate more revenue per consumer for our clients.

QHIX, the next generation eco-system provides the following benefits to our clients:
▪	All Stakeholders: Employers, employees, consumers, brokers and business partners use one system;
▪	Financial management: Provides both consolidated billing for employers (1nvoice), direct payment for consumers, and broker commission reconciliation and payment remittance;
▪	Consumer Engagement: R&T provides ability to proactively engage consumers based on important events with educational tools;
▪	Compliance: Meeting all ACA requirements for employers and employees;
▪
Time to Deploy: QHIX was designed to be deployed much quicker than traditional systems because of the infrastructure, open architecture and business rules where business analysts not programmers manage most business functions; and

▪	Intuitive UI/UX: Easy to configure and easy to use by all stakeholders.

QHIX is available on the Amazon Cloud and we offer our platform on a SaaS (Software as a Service) subscription model where our clients pay on a monthly basis for the average number of lives serviced by the platform on a per member per month basis. The Company may also license QHIX to its clients for a fixed fee and allow them to host it on their own environment. The Company began piloting QHIX in March 2015. QHIX will be offered for sale starting the first quarter of 2016.

Our current prospect pipeline includes Health Plans, Third Party Administrators and National Marketing Organizations representing more than 35 million consumers. We believe that the industry will recognize our QHIX platform in 2016 as their solution of choice.

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

Some of the evolving trends in Media include:
▪	The move towards Social Media as a source of information, engagement and news e.g. disaster updates worldwide get announced on Twitter instantaneously and spread virally
▪	Mobile usage has increased and more news and content is consumed via mobile devices than via any other medium
▪	Social networks are becoming search engines and supplanting more traditional search engines such as Google.
▪	Big data is being increasingly used to personalize content for audiences

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

Media organizations that include magazine/newspaper publishers, broadcasters (TV/Radio) and digital content providers (portals, websites etc.) can benefit from QBLITZ in the following ways:
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

The Company will begin its beta/pilot testing of QBLITZ by June 2017 and will be offering for sale in January 2018.

Platform as a Service for the K-12 Education Markets – QEDX

We are leveraging our experience providing cloud-based exchanges for health care and media to the education market. Health care and education are vital not only to the wellbeing of individuals but also to the strength of the nation. These two sectors now represent one quarter of our nation’s economy.

We sell our QEDX platform to Independent School Districts, individual schools and government agencies such as the Department of Education.

According to BMO Capital Markets, annual spending for Education services in 2015-16 is expected to be over $1.3 trillion. Experts estimate that the education industry will be growing at 2.9% annual rate through 2019 when total spending in this sector is expected to be roughly $1.5 trillion annually. The digital learning space is expected to increase from $73.8 billion in 2011 to $220.0 billion by 2017, showing a CAGR of 20.3%, from 2012-2017.

Education in any city tops state and local government spending. According to Ballotpedia.org, the budget of a major district such as Miami-Dade with 345,000 students is $3.5 billion! Budgets for smaller districts with 10,000 students are $75 - $100 million. School district operations are complex and they operate under intense public scrutiny for the quality of their product (higher student achievement as measured by high stakes tests) and the return on investment. They use a wide array of business intelligence and academic intelligence systems for data analytics, along with instructional programs for teaching and assessing curricula. Extracting actionable data or gathering it from various departments is complicated and time consuming. Timely and consistent communications are needed between district and school personnel, to parents, and to the public at large.

Our Education Exchange platform, QEDX, was developed throughout 2015 to provide all the stakeholders in school districts with unprecedented efficiencies. Vital data from all of a district’s information systems can be turned into actionable data and shared in minutes rather than days.

Having seen the obvious benefits of QEDX, a number of districts have committed to pilot programs beginning in 2016. Full product launch is scheduled for early 2016 with sales beginning in the second quarter of 2016 for the 2016-17 school year. The QEDX cloud-based platform is branded as Empowered Solutions®. QEDX empowers districts not only with data integration features, but also with flexible options tailored to their specific needs and preferences. The QEDX Exchange platform serves as a central hub for providing Social, Mobile, Analytic, Cloud-based education services and products.

A key market discriminator for QEDX is its ability to provide both business intelligence and student performance data, with immediate access to assessment and instructional resources. The Company acquired Brainchild Corporation in 2015, an established provider of web-based and mobile learning solutions to K-12 schools.  Brainchild has a large recurring customer base of over 3,200 schools in 5 states using its mobile learning and formative assessment products. Brainchild brings its 20 plus year experience in high stakes test preparation and academic interventions for struggling students. Its content library consists of over 100,000 standards-based reading, writing, math, and science items, with over 2,000 teaching animations in English and Spanish.

On December 10, 2015, President Obama signed the Every Student Succeeds Act (ESSA) which returns decisions to States and Districts over how funds are spent. ESSA also permits States and Districts to formulate guidelines for teacher evaluation, academic standards, school turnarounds, and accountability. For the past quarter century, federal education policy has been moving in one direction - toward standards-based education redesign, a greater reliance on standardized tests, and bigger role for Washington when it comes to holding schools accountable for student results. By enabling local control, funds will be spent where they are needed more quickly and efficiently.

ESSA retains key tenets of the law it is replacing, calling on States and Districts to focus on helping failing schools and those where traditionally overlooked groups of students are struggling. Former Education Secretary Senator Lamar Alexander said, "What it means is that governors and school boards and teachers can immediately begin to plan and make their own decisions about the design of their tests; how many tests; what their academic standards ought to be; all of the basic decisions about student achievement.”

ESSA brings opportunities for which we are uniquely qualified:
▪	Effective communications of new policies and local practices will be needed between all the stakeholders in school districts
▪	Teacher evaluation records will be streamlined through Empowered Solutions®
▪	Rapid creation, alignment, and deployment of lessons based on new standards is a key Brainchild strength and will be deployed under Empowered Solutions®
▪
Federal, State, and local funds that were spent under stringent federal guidelines will be liberated for immediate access. One example is the $13 billion in Title I funds for “closing the gap” for economically disadvantaged students, Brainchild’s largest market.

In 2016 QEDX will enhance school district performance management by providing a range of consolidated educational services and solutions. Empowered Solutions® will improve student performance with instruction and assessment to those learners who are most at risk, to turn them into prepared and engaged citizens of the 21st century and beyond.

The Company began pilot testing QEDX in August 2015 and will begin selling QEDX from January 2017.

Portfolio of Services:

We offer a broad range of services designed to help clients address business challenges and enhance their ability to pursue growth opportunities. Our main service areas, Consulting and Technology Services and Outsourcing Services, are delivered to our clients across various markets in a standardized, high-quality manner through our global delivery model. We continually invest in the expansion of our service portfolio to anticipate and meet clients’ evolving needs. In recent years, in addition to our traditional offerings, we have begun to provide services that enable clients to harness emerging SMAC technologies. Our current service areas include:

▪	Digital Transformation Services

We help enterprises leverage digital technologies to transform their business. From creating digital strategy from the ground up and building delivery platforms to meeting integration requirements, we provide a whole gamut of services ensuring holistic digital transformation. A frontrunner in harnessing the integrated power of Social, Mobile, Analytics and Cloud, we leverage our experience to strengthen our digital transformation services. Our proprietary Cross Vertical Platform solutions entwined with our domain expertise help enterprises gain comprehensive digital capabilities to thrive in this digital world.

Our innovation services keeps the client stay competitive. Our Digital Transformation solutions and services can help companies identify the gaps in their strategy and invest in the best technologies, offer key insights to drive digital strategy.

▪	Analytics

We provide business analytics services to help enterprises unlock business value from their most valuable asset, data. Our facilitation helps the development of a holistic strategy by our clients around the use of structured, semi-structured and unstructured data available both internally to our client’s organization and externally in the public domain. In order to use data more effectively, we provide solutions enabling data visualization and management reporting which a business user can segment, drill-down, and filter in order to derive business insights. Our team assists clients with building predictive models / Prescriptive models using statistical techniques that improve our clients’ marketing effectiveness, risk management, decision support, fraud detection capabilities, etc. In order to build predictive models that are most effective for our clients, we utilize domain and industry knowledge related to the business problem to validate the drivers of the underlying problem or outcome and provide corresponding solutions or insights.

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

Sales and Marketing

We market and sell our services directly through our professional staff, senior management and direct sales personnel operating out of our offices in CA, FL, GA, IL, MI, NV and NJ. The duration of the sales process varies depending on the type of service, ranging from approximately two months to over one year.

Customers

We rationalize our services to our customers with the intent to increase yield, volume, shelf life and profitability every year. As of December 31, 2015, we were providing services to approximately 430 clients, as compared to approximately 245 clients as of December 31, 2014. As of December 31, 2015, we decreased the number of strategic clients to 27 from 31 in 2014. We define a strategic client as one offering the potential to generate at least $250,000 or more in annual revenues at maturity. Accordingly, we provide a significant volume of services to many customers. Therefore, a loss of a significant customer or a few significant customers could materially reduce revenues and profitability. We generated 39.5% of our revenues from top 5 clients in 2015 compared to 34.1% in 2014; 52.3% of our revenues from top 10 clients compared to 48.1% in 2014; and 63.2% of our revenues from top 20 clients compared to 62.5% in 2014. These increases in concentration were by design to increase sales and delivery efficiencies. In addition, the services we provide to our larger customers are often critical to the operations of such customers and a termination of our services generally would require careful consideration and transition planning. For the years ended December 31, 2015 and 2014, most of our revenues were generated from clients located in North America.

The Company’s largest customer represented 14.9% and 13.7% of consolidated revenues for the years ended December 31, 2015 and 2014, respectively. No other individual customer exceeded 10% of our revenues for 2015 and 2014.

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

Most of our revenues during the year ended December 31, 2015 were derived from customers located in North America. If the United States economy continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our customers may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. We earned a significant portion of our revenues from few select industries and deterioration in these industry segments may reduce the demand for our services and negatively affect our revenues and profitability. In addition, if we are unable to successfully anticipate changing economic and political conditions affecting the industries and markets in which we operate, we may be unable to effectively plan for or respond to those changes, and our business could be negatively affected.

We face intense competition from other providers.

We operate in intensely competitive industries that experience rapid technological developments, changes in industry standards, and changes in customer requirements. The intensely competitive information technology, consulting, professional services and vertical cloud platforms markets include a large number of participants and are subject to rapid change. These markets include participants from a variety of market segments, including:

▪	Systems integration firms
▪	Contract programming companies
▪	Application software companies
▪	Large or traditional consulting companies
▪	Professional services groups of computer equipment companies
▪	Software-as-a-Service and Platform-as-a-Service players
▪	Infrastructure management and outsourcing companies and

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

Our business will suffer if we fail to develop new and/or enhance our existing products, platforms and services in order to keep pace with the rapidly evolving technological environment.

Our industry is characterized by rapid technological change, evolving industry standards, changing customer preferences and new platforms, product and service introductions. Our future success will depend on our ability to develop platforms and solutions that keep pace with changes in the markets in which we provide our services. We cannot be sure that we will be successful in developing new platforms and services addressing evolving technologies in a timely or cost-effective manner or, if these platforms and services are developed, that we will be successful in the marketplace. In addition, we cannot be sure that products, services or technologies developed by others will not render our services non-competitive or obsolete. Our failure to address the demands of the rapidly evolving technological environment could have a material adverse effect on our business, results of operations and financial condition.

Our ability to remain competitive will also depend on our ability to design and implement, in a timely and cost-effective manner, platforms and solutions for customers that both leverage their legacy systems and appropriately utilize newer technologies such as cloud-based services, IOT, and software-as-a-service. Our failure to design and implement solutions in a timely and cost-effective manner could have a material adverse effect on our business, results of operations and financial condition.

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

Our top five and top ten customers generated approximately 39.5% and 52.3%, respectively, of our revenues for the year ended December 31, 2015. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in a subsequent year. The loss of one of our large customers could have a material adverse effect on our business, results of operations and financial condition.

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

We are investing substantial cash in new technology platforms to service Health Insurance, Media and Education exchanges with a Software-as-a-Service and Platform-as-a-Service model, and our profitability could be reduced if our business does not grow proportionately.

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

Our future success will depend to a significant extent on our ability to attract, train and retain highly-skilled professionals so as to keep our supply of skills and resources in balance with client demand. In particular, we must attract, train and retain appropriate numbers of talented people, including project managers, software engineers and other senior technical personnel, with diverse skills in order to serve client needs and grow our business. We are particularly dependent on retaining our senior executives and other experienced managers with the skill sets required by our business, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. Similarly, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects. The processes and costs associated with recruiting, training and retaining employees place significant demands on our resources.

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

Our anticipated growth will continue to place significant demands on our management and other resources. Our growth will require us to continue to develop and improve our operational, financial and other internal controls. In particular, our continued growth will increase the challenges involved in:

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

Our platforms, services or solutions could infringe upon the intellectual property rights of others and we may be subject to claims of infringement of third-party intellectual property rights.

We cannot be sure that our platforms, services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of others. Third parties may assert against us or our customers claims alleging infringement of patent, copyright, trademark, or other intellectual property rights to technologies or services that are important to our business. Infringement claims could harm our reputation, cost us money and prevent us from offering some services or solutions. In our contracts, we generally agree to indemnify our clients for certain expenses or liabilities resulting from potential infringement of the intellectual property rights of third parties. In some instances, the amount of our liability under these indemnities could be substantial. Any claims that our products, services or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, may result in significant costs in defending and resolving such claims, and may divert the efforts and attention of our management and technical personnel from our business. In addition, as a result of such intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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

Our platforms and services are marketed to clients and prospective clients based on a number of factors. Since many of our specific client engagements involve unique services and solutions, our corporate reputation is a significant factor in our clients’ evaluation of whether to engage our services. We believe the Quadrant 4 brand name and our reputation are important corporate assets that help distinguish our platforms and services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to damage by actions or statements made by current or former clients, competitors, vendors, adversaries in legal proceedings, government regulators, former and current employees and personnel as well as members of the investment community and the media. There is a risk that negative information about our company could adversely affect our business. In particular, damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us, adversely affecting our share price.

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

We believe that based on our current cash and expected operating cash flows, the current lack of liquidity in the credit markets will not have a material impact on our liquidity, cash flow or financial flexibility. Continued deterioration of the credit and capital markets could result in volatility of our investment earnings and impairments to our investment portfolio, which could negatively impact our financial condition and reported income. The continued decline in economic activity could adversely affect the ability of counterparties to certain financial instruments such as marketable securities and derivatives to meet their obligations to us.

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

If we fall to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the value of our stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. We have, in the past, discovered and may, in the future, discover areas of our internal controls over financial reporting that need improvement. If we are unable to adequately maintain or improve our internal controls over financial reporting, we may report that our internal controls are ineffective. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information which would likely have a negative effect on the trading price of our securities or could affect our ability to access the capital markets.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.                     PROPERTIES

We do not own any real estate or other physical properties.  The Company and its wholly owned subsidiaries operate from leased space. The company leases office spaces in California, Florida, Georgia, Illinois, Michigan and New Jersey where the Company has its sales and general administrative staff as well as certain engineering resources. Most of the Company’s personnel work from client sites.

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

The Plaintiffs in this case lost their case in NJ on jurisdictional basis and have appealed in CA. The Company has responded to the appeal and until the Appellate court decides on this matter, the main case is stayed. In response to the claim, as of December 31, 2015 the Company has recorded an accrual in the event of legal settlement in the amount of $123,000.

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

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$0.35	$0.19
Third Quarter	$0.43	$0.19
Second Quarter	$0.55	$0.35
First Quarter	$0.66	$0.40

Year Ended December 31, 2014:
Fourth Quarter	$0.58	$0.40
Third Quarter	$0.79	$0.28
Second Quarter	$0.69	$0.32
First Quarter	$1.06	$0.30

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

Recent Sale of Unregistered Securities

During 2015, the Company issued the following shares of restricted stock:

Purpose	Number of Shares	Total Cost	Average Cost/Share
Acquisition of operating assets	4,750,000	$977,500	$0.21
Employee performance bonus	1,000,000	$190,000	$0.19
Various services	450,000	$136,500	$0.30

Totals	6,200,000	$1,304,000	$0.21

Repurchases of Equity Securities

No repurchases of our common stock were made during the fiscal year of 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended December 31, 2015 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

Quadrant 4 is a provider of cloud based Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) products to the health insurance, media and education verticals. In addition, the Company provides expertise and relevant services that leverage our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our clients engage us to help them build more efficient operations; provide solutions to critical business and technology problems, and to help them drive technology-based innovation and growth. Our revenue is primarily generated from the sale and licensing of our PaaS and SaaS systems as well as from a wide range of technology oriented services and solutions. Our core platforms include QHIX/QBIX, a cloud based health insurance exchange and benefits management platform; QBLITZ, a cloud based digital media platform and QEDX, a cloud based education platform for K-12 students each of which incorporates our proprietary SMAC technologies.  Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics. We blend these services with our technology platforms to offer client and industry specific solutions to the Healthcare, Media and Education industries.

Core Business

The Company is engaged in the Information Technology sector as a provider of Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) systems to the health insurance, media and education verticals. Along with these platforms, we also provide relevant services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics. We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Media, Education, Retail and Manufacturing industry segments. Effective January 1, 2015, the Company merged its two wholly owned subsidiaries. Thus, the 2015 financial statements are no longer consolidated.

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

Vendors and Contractors

The Company outsources portions of its work to third party service providers (Note 14). These providers can be captive suppliers that undertake software development, research & development and custom platform development. Some vendors may provide specific consultants or resources (often called Corp to Corp) or independent contractors (often designated as 1099) to satisfy agreed deliverables to its clients.

Equipment

Equipment is recorded at cost and depreciated for financial statement purpose using the straight line method over estimated useful lives of five to fifteen years. Maintenance and repairs are charged to the operating expenses as they are incurred improvement and betterments, which extend the life of the assets are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the appropriate amounts and any profit or loss on the sale or disposition of assets is credited or charged to the income.

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

Customer lists are valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over years ranging from 2 to 5 years.

Technology stacks are valued based on management’s forecast of expected future net cash flows, with revenues based on projected sales of these technologies and are amortized over years ranging from 2 to 7 years.

Software Development Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development engineering and other administrative support expenses; costs that are incurred to produce the finished product after technological feasibility has been established and after all research and development activities for any other components of the product or process have been completed are capitalized as software development costs. Capitalized amounts are amortized on a straight-line basis over periods ranging up to five years and are recorded in amortization expense which started during 2015 when the platforms first became available for sale. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue. Cost to support or service licensed program are charged to cost of revenue as incurred.

The Companies Product Development and R&D are carried out by both our employees in the US as well as outsourced contractors in India. The US employees mainly focus on the domain, market relevance, feasibility and possible pilots/prototypes. The Indian contractors mostly focus on execution in terms of software development and testing.

Pre-paid Expenses

The Company incurs certain costs that are deemed as prepaid expenses. The fees that are paid to the Department of Homeland Security for processing H1 visa fees for its international employees are amortized over 36 months, typically the life of the visa. One third of these pre-paid expenses are included in other current assets and two thirds in other assets.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s notes payable and revolving credit facilities are capitalized and amortized into expense using the straight-line method over the life of the respective facility (See Note 9).

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

Operating Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of December 31, 2015 and 2014.

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

Goodwill

In connection with the Company's acquisitions, valuations are usually completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company's due diligence in connection with the acquisitions, projections for future operation, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured.  Revenue is recognized in the period the services are provided on which service ranges from approximately 2 months to over 1 year. The Company specifically recognizes three kinds of revenues:

1.
Time & material - consulting and project engagements fall in this category and revenues are recognized when the client signs and approves the time sheet of consultants who have completed work on their assignment.

2.
Managed services – engagements where the Company bills a fixed contracted amount per billing period for the defined services provided such as software maintenance, break-fix and hosting services. The client provides no acknowledgement of delivery since the agreed upon service level agreements determine any service deficiencies. Any service deficiencies are addressed within the normal course of the engagement. Since the revenue is not subject to forfeiture, refund or other concession and all delivery obligations are fulfilled and the fee is fixed and determinable, the Company follows the guidance under FASB ASC 985-605 to recognize the revenues.

3.
Software As A Service – subscription revenues for using the Company’s software platforms will fall in this category. The Company recognizes the revenues for each period using the starting and ending average of subscriber fees during the billing period.  The objective of the period average is to accommodate frequent changes such as new hires, terminations, and/or births/deaths on our QHIX health insurance platform. Our platforms automatically determine the average users and no further acknowledgement is required from the clients to recognize these revenues.

As of December 31, 2015 and 2014, the Company does not have any multiple-element revenue streams.

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

For the years ended December 31, 2015 and 2014, there were 20,096,454 and 17,588,760 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

Share based Compensation

The Company recognizes compensation expenses for all share-based payment awards made to employees, directors and other based on the estimated fair value on the date of the grant. Common stock equivalents are valued using the Black-Scholes model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock.

The Company determines the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either the date at which a commitment for performance to earn the equity instrument is reached or the date the performance complete.

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

The Company currently banks at two national institutions with one being the primary and the other for petty cash purposes. The Company does not maintain large balances in its lockbox account due to the daily automatic sweeping arrangement with its senior lenders that credits its debts on a daily basis.

The Company’s largest customer represented 14.9% and 13.7% of consolidated revenues and 15.8% and 7.8% of accounts receivable as of and for the years ended December 31, 2015 and 2014, respectively.  The Company had one customer that represented 15.8% of the total accounts receivable as of December 31, 2015, while one customer had 10.5% of the total accounts receivable as of December 31, 2014. The Company’s largest vendor represented 30.7% and 23.8% of total vendor payments for the years ended December 31, 2015 and 2014, respectively.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial positions. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods permitted.

In February 2016, the FASB issued ASU 2016-02, Leases, which ls intended to improve financial reporting for lease transactions by increasing transparency and comparability among organizations. The guidance in ASU No. 2016-02 requires a lessee to recognize the following at the commencement date for all leases with lease terms of more than 12 months: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance in ASU No 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Results of Operations

For a discussion of factors that could impact operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

	Year Ended December 31,
	2015	2014	Increase/ (Decrease)	Percent
Revenue	$52,038,044	$48,492,349	$3,545,695	7%
Cost of revenue	31,168,394	30,917,470	250,924	1%
Gross margin	20,869,650	17,574,879	3,294,771	19%
General and administrative expenses	(12,353,824)	(8,467,919)	(3,885,905)	46%
Research & development	(1,849,389)	(2,655,980)	806,591	(30%)
Amortization, depreciation and impairment of intangible assets	(5,238,582)	(5,642,942)	404,360	(7%)
Interest expense	(1,943,771)	(1,877,406)	(66,365)	4%
Net loss before income taxes	(515,916)	(1,069,368)	553,452	(52%)
Income taxes	-	-	-
Net loss	$(515,916)	$(1,069,368)	$553,452	(52%)

REVENUES

Revenues for the year ended December 31, 2015 were $52,038,044 compared to revenues for the year ended December 31, 2014 of $48,492,349. The increase in revenues of $3,545,695 was primarily due to organic growth in our customer base. Revenues were comprised mainly of time & material and managed services segments of the Company. The Company expects to begin recognizing revenues from its Software-as-a-Service in 2016. These revenues are not expected to be material enough compared to the overall revenue from services and therefore the Company has elected not to report segment wise revenues. We anticipate to report segment wise revenues in the future if those revenues are material enough.

COST OF REVENUES

The increase in cost of revenues of $250,924 was due to the increase in employees’ wages in conjunction with the increase in the revenue. Cost of revenues is comprised primarily of the direct costs of delivery, sales, research and development expenses and other related expenses.

GROSS MARGIN

The increase in gross margin of $3,294,771 or 19% was primarily due to increase in revenues. The gross margin percentage increased from 36% as of December 31, 2014 to 40% as of December 31, 2015 due to better utilization rates and billing rates.

GENERAL AND ADMINISTRATIVE EXPENSES

The increase in general and administrative expenses of $3,885,905 was due to increased staffing, management and overhead costs associated with the new media and education related businesses.  General and administrative expenses are comprised primarily of management and administrative payroll and related costs, office costs, overhead, staffing and support costs of the Company.

RESEARCH AND DEVELOPMENT EXPENSES

The decrease in research & development expenses of $806,591 was due to completion of some of the R&D phases of the projects during 2015.

AMORTIZATION, DEPRECIATION, IMPAIRMENT AND WRITE- DOWN OF INTANGIBLE ASSETS

The amortization, depreciation and impairment expenses of $5,238,582 in 2015 decreased from $5,642,942 in 2014 mainly due to completion of amortization of certain customer lists in the 2014 period.

INTEREST

The slight increase of interest expense of $66,365 as of December 31, 2015, was due to increase in volume of revolver during 2015 compared to 2014.

NET LOSS

Net loss decreased by $583,464 for the year ended December 31, 2015 as compared to 2014 because of increase in revenues and gross profit, reduction in research & development and amortization expense during the year.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the years ended December 31, 2015 and December 31, 2014 is calculated as follows:

	December 31, 2015	December 31, 2014
Net loss (GAAP Basis)	$(515,916)	$(1,069,368)
Interest expense	1,943,771	1,877,406
Amortization, depreciation and impairment expense	5,238,582	5,642,942
EBITDA	$6,666,437	$6,450,980

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had an accumulated deficit of $19,037,276 as compared to $18,521,360 at December 31, 2014.  As of December 31, 2015, we had a working capital deficit of $6,341,527 as compared to a surplus of $824,208 at December 31, 2014.

We have no material commitments for capital expenditures.

Net cash used by operations for the year ended December 31, 2015 was $1,487,292 as compared to net cash used in operations of $3,485,397, an increase of $1,998,105 primarily due to the decrease in net loss and accounts receivable combined with an increase on account payable and obligation under the capitalized lease, offset by the increase in deferred software costs.

Net cash used in investing activities for the year ended December 31, 2015 was $894,236 as compared to net cash used in investing activities of $20,440, an increase of $873,796 primarily relating to the purchase of fixed assets and certain intangible assets.

Net cash provided by financing activities was $342,463 during 2015 as compared to net cash provided by financing activities of $4,894,179 in 2014.  The decrease is due to decrease in loans obtained in 2015 compared to 2014.

Liquidity. The Company is continuing to expand its SaaS and PaaS business operations through acquisitions and organic internal growth. Acquisitions of target company assets will require additional financing. Currently the Company anticipates that additional financing to fund these acquisitions of assets will be provided by internal accruals or sales of stock or borrowings.

The Company believes its resources are adequate to fund operations for the next 12 months.

As of December 31, 2015, Contractual Obligations were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$3,117,538	$-0-	$3,117,538	$-0-	$-0-

Notes payable – revolver	7,601,904	7,601,904	-0-	-0-	-0-
Other long-term liabilities reflected on the Registrant's Balance Sheet	4,087,848	2,834,677	1,253,171	-0-	-0-
Lease obligations	595,220	162,141	285,392	147,687	-0-
Total	$15,402,510	$10,598,722	$4,656,101	$147,687	$-0-

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
AND SUBSIDIARIES

Board of Directors
Quadrant 4 System Corporation

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Quadrant 4 System Corporation and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. Quadrant 4 System Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quadrant 4 System Corporation and Subsidiaries as of December 31, 2015 and 2014 and the results of their consolidated operations and their consolidated cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Schulman Lobel Zand Katzen Williams & Blackman LLP

New York, NY
March 28, 2016

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS

Current Assets
Cash	$246,492	$2,285,557
Accounts and unbilled receivables (net of allowance for doubtful accounts of $550,000 and $810,000 at December 31, 2015 and December 31, 2014, respectively)	9,555,725	10,118,816
Inventory	95,400	-
Other current assets	148,076	233,789
Total current assets	10,045,693	12,638,162

Intangible assets, customer lists and technology stacks – net	11,566,643	12,479,737
Goodwill	2,004,600	-
Equipment under capital lease – net	366,961	-
Equipment – net	168,169	35,931
Long-term assets
Software development costs – net	11,357,524	5,146,047
Deferred financing costs – net	356,979	600,583
Deferred licensing and royalty fees – net	960,000	1,200,000
Other assets	327,329	361,464
TOTAL ASSETS	$37,153,898	$32,461,924

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,652,257	$4,413,094
Note payable – revolver	7,601,904	6,750,050
Earn outs payable	343,075	-
Current obligation under capital lease	152,640	-
Current maturities - long term debt, net of debt discount of $31,945	2,637,344	650,810
Total current liabilities	16,387,220	11,813,954

Non-current obligation under capital lease	162,149	-
Long-term debt, less current maturities, net of debt discount of $197,333	4,338,763	5,834,688
Total liabilities	20,888,132	17,648,642

Stockholders' Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 108,861,774 and 102,661,774 shares at December 31, 2015 and December 31, 2014, respectively	108,862	102,662
Additional paid-in capital	35,194,180	33,231,980
Accumulated deficit	(19,037,276)	(18,521,360)
Total stockholders' equity	16,265,766	14,813,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,153,898	$32,461,924

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015		2014

Revenue		$52,038,044	$48,492,349
Cost of revenue		31,168,394	30,917,470
Gross margin		20,869,650	17,574,879

Operating expenses:
General and administrative expenses		(12,353,824)	(8,467,919)
Research and development		(1,849,389)	(2,655,980)
Amortization, depreciation and impairment expense/loss		(5,238,582)	(5,642,942)
Interest expense		(1,943,771)	(1,877,406)
Total		(21,385,566)	(18,644,247)

Net loss before income taxes		(515,916)	(1,069,368)
Provision for income taxes		-	-
Net loss		$(515,916)	$(1,069,368)

Net loss per common share – basic and diluted	$	*	(0.01)

Weighted average common shares – basic and diluted		$103,754,377	102,024,778

*Less than $0.01, per share

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended December 31, 2015 and 2014

		Common	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Stock	Capital	(Deficit)	Equity

Balance, December 31, 2013	92,466,690	$92,467	$27,063,188	$(17,451,992)	$9,703,663
Sale of common stock	1,874,584	1,875	1,122,876	-	1,124,751
Shares issued for services	451,055	451	119,865	-	120,316
Shares issued for loan extension	350,000	350	139,650	-	140,000
Shares issued and warrants granted for acquisition of assets	4,519,445	4,519	2,997,401	-	3,001,920
Shares issued for licensing fee	3,000,000	3,000	1,197,000	-	1,200,000
warrants granted with notes payable	-	-	592,000	-	592,000
Net loss – 2014	-	-	-	(1,069,368)	(1,069,368)
Balance, December 31, 2014	102,661,774	$102,662	$33,231,980	$(18,521,360)	$14,813,282

Shares issued for acquisition of assets	4,750,000	4,750	972,750	-	977,500
Shares issued for services and employees	1,450,000	1,450	325,050	-	326,500
Warrants granted	-	-	664,400	-	664,400
Net loss – 2015	-	-	-	(515,916)	(515,916)

Balance, December 31, 2015	108,861,774	$108,862	$35,194,180	$(19,037,276)	$16,265,766

See notes to the consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(515,916)	$(1,069,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization, impairment and depreciation expense	5,238,582	5,642,942
Deferred license cost	240,000	-
Provision for doubtful accounts	(260,000)	8,409
Issuance of stock for services and loan extension	326,500	260,316
Issuance of warrants for services	664,400	-
Changes in assets and liabilities, net of the effect of the acquisitions
Accounts and unbilled receivables	978,124	(4,311,076)
Inventory	(95,400)	-
Other current assets	(69,151)	(63,436)
Software development costs	(6,516,889)	(1,890,000)
Deferred finance costs	243,604	(546,667)
Other assets	44,999	(72,792)
Obligation under capital lease	314,789	-
Debt discount	-	(592,000)
Accounts payable and accrued expenses	(2,080,934)	(851,725)
Net cash used in operating activities	(1,487,292)	(3,485,397)

Cash flows from investing activities:
Purchase of equipment	(523,470)	(20,440)
Acquisition of assets – net cash paid	(370,766)	-
Net cash used in investing activities	(894,236)	(20,440)

Cash flows from financing activities:
Proceeds from sales of common stock	-	1,124,751
Proceeds from notes payable – other	-	4,100,000
Borrowings on revolver	51,838,143	41,087,708
Repayments of revolver	(50,986,289)	(38,668,233)
Payments of long-term debt	(509,391)	(2,750,047)
Net cash provided by financing activities	342,463	4,894,179

Net (decrease)/increase in cash	(2,039,065)	1,388,342

Cash – beginning of year	2,285,557	897,215
Cash – end of year	$246,492	$2,285,557

Supplemental disclosure of cash flow information
Interest	$1,848,331	$1,367,559
Income Taxes	$-	$-
Supplemental disclosure for Investing activities:
Assets acquired
Inventory	$90,442	$-
Current assets	164,196	-
Equipment	90,721	-
Customer list and relationship	3,661,479	-
Goodwill	2,004,600	-
Total assets acquired	6,011,438	-
Purchase of assets funded by:
Accrued Liabilities	3,263,172	-
Subordinate debt	1,000,000	-
Common stock par value $0.001 per share, 4,750,000 shares	977,500	-
Contingent earn-out payments	400,000	-
	5,640,672	-

Net Cash paid	$370,766	$-

See notes to the consolidated financial statements.

QUADRANT 4 SYSTEM CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The Company changed its domicile to Illinois on April 25, 2014. The Company generates revenue from clients located mostly in North America operating out of multiple office locations in the United States. In addition, the Company’s revenues are derived from a few select industries pertaining to information technology, consulting, professional services and vertical cloud platforms that include a large number of participants and are subject to rapid change.

Operations

The Company is engaged in the Information Technology sector as a provider of Platform-as-a-Service (PaaS) and Software-as-a-Service (SaaS) systems to the health insurance (QBIX/QHIX), media (QBLITZ) and education (QEDX) verticals (collectively “Platforms”). Along with these platforms, we also provide relevant services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics (collectively “Consulting”). We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Media, Education, Retail and Manufacturing industry segments (collectively “Solutions”). Consulting and Solutions are grouped together as “Services”.

The Company generates revenues principally from two broad segments, namely Services and Platforms. The Services component includes Consulting that bills on a time & material basis; Solutions that bills on time & material basis; and managed services that bills fixed monthly fees and provides pre-determined services.  The Platform segment bills on transaction basis such as per member per month enrolled for the QBIX/QHIX; per bandwidth consumed for the QBLITZ; and per student per month for the QEDX platforms. The QBIX revenue stream started in 2015. The Company anticipates to increase the Platform based revenues in 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all the accounts of the Company. As of January 1, 2015, the two wholly owned subsidiaries have been merged with Quadrant 4 System Corporation. All intercompany transactions for 2014 have been eliminated.

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

Vendors and Contractors

The Company outsources portions of its work to third party service providers (Note 14). These providers can be captive suppliers that undertake software development, research & development and custom platform development. Some vendors may provide specific consultants or resources (often called Corp to Corp) or independent contractors (often designated as 1099) to satisfy agreed deliverables to its clients.

Equipment

Equipment is recorded at cost and depreciated for financial statement purpose using the straight line method over estimated useful lives of five to fifteen years. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the appropriate amounts and any profit or loss on the sale or disposition of assets is credited or charged to income.

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

The carrying value of intangible assets are reviewed for impairment by management of the Company at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. Management of the Company has decided to perform its impairment testing on a quarterly basis starting with the September 30, 2015 quarter. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

Customer lists are valued based on management’s forecast of expected future net cash flows, with revenues based on projected revenues from customers acquired and are being amortized over years ranging from 2 to 5 years.

Technology stacks are valued based on management’s forecast of expected future net cash flows, with revenues based on projected sales of these technologies and are amortized over years ranging from 2 to 7 years.

Software Development Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development engineering and other administrative support expenses; costs that are incurred to produce the finished product after technological feasibility has been established and after all research and development activities for any other components of the product or process have been completed are capitalized as software development costs. Capitalized amounts are amortized on a straight-line basis over periods ranging up to five years and are recorded in amortization expense which started during 2015 when the platforms first became available for sale. The Company performs periodic reviews to ensure that unamortized software development costs remain recoverable from future revenue. Cost to support or service licensed program are charged to cost of revenue as incurred.

The Companies Product Development and R&D are carried out by both our employees in the US as well as outsourced contractors in India. The US employees mainly focus on the domain, market relevance, feasibility and possible pilots/prototypes. The Indian contractors mostly focus on execution in terms of software development and testing.

Pre-paid Expenses

The Company incurs certain costs that are deemed as prepaid expenses. The fees that are paid to the Department of Homeland Security for processing H1 visa fees for its international employees are amortized over 36 months, typically the life of the visa. One third of these pre-paid expenses are included in other current assets and two thirds in other assets.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s notes payable and revolving credit facilities are capitalized and amortized into expense using the straight-line method over the life of the respective facility (Note 9).

Deferred Licensing and Royalty Fees

The Company licenses software, platforms and/or content on a needed basis and enters into market driven licensing and royalty fee arrangements. If no consumption or usage of such licenses happen during the reporting period, the Company has no obligation for any minimum fees or royalties and no accruals are posted. The deferred licensing fee is being amortized over a period of five years.

Operating Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of December 31, 2015 and 2014.

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

Goodwill

In connection with the Company's acquisitions, valuations are usually completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company's due diligence in connection with the acquisitions, projections for future operation, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured.  Revenue is recognized in the period the services are provided on which service ranges from approximately 2 months to over 1 year. The Company specifically recognizes three kinds of revenues:

1.
Time & material - consulting and project engagements fall in this category and revenues are recognized when the client signs and approves the time sheet of consultants who have completed work on their assignment.

2.
Managed services – engagements where the Company bills a fixed contracted amount per billing period for the defined services provided such as software maintenance, break-fix and hosting services. The client provides no acknowledgement of delivery since the agreed upon service level agreements determine any service deficiencies. Any service deficiencies are addressed within the normal course of the engagement. Since the revenue is not subject to forfeiture, refund or other concession and all delivery obligations are fulfilled and the fee is fixed and determinable, the Company follows the guidance under FASB ASC 985-605 to recognize the revenues.

3.
Software As A Service – subscription revenues for using the Company’s software platforms will fall in this category. The Company recognizes the revenues for each period using the starting and ending average of subscriber fees during the billing period.  The objective of the period average is to accommodate frequent changes such as new hires, terminations, and/or births/deaths on our QHIX health insurance platform. Our platforms automatically determine the average users and no further acknowledgement is required from the clients to recognize these revenues.

As of December 31, 2015 and 2014, the Company does not have any multiple-element revenue streams.

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

For the years ended December 31, 2015 and 2014, there were 20,096,454 and 17,588,760 respectively, potentially dilutive securities not included in the calculation of weighted-average common shares outstanding since they would be anti-dilutive.

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

The Company’s largest customer represented 14.9% and 13.7% of consolidated revenues and 15.8% and 7.8% of accounts receivable as of and for the years ended December 31, 2015 and 2014, respectively.  The Company had one customer that represented 15.8% of the total accounts receivable as of December 31, 2015, while one customer had 10.5% of the total accounts receivable as of December 31, 2014. The Company’s largest vendor represented 30.7% and 23.8% of total vendor payments for the years ended December 31, 2015 and 2014, respectively.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial positions. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods permitted.

In February 2016, the FASB issued ASU 2016-02, Leases, which ls intended to improve financial reporting for lease transactions by increasing transparency and comparability among organizations. The guidance in ASU No. 2016-02 requires a lessee to recognize the following at the commencement date for all leases with lease terms of more than 12 months: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance in ASU No 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

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

Brainchild Corporation

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

The Company paid $500,000 in cash, less certain loan balances at closing; issued 250,000 shares of the Company’s common stock with a buy back at thirty-six months at a guaranteed valuation of $2.00, per share, and a note for $1,000,000 for thirty-six months with interest at 8%, per annum.  In addition, the Agreement calls for a performance based earn-out of up to $400,000, as defined, to be paid on a semi-annual basis on January 1 and July 1 each year based on actual cash received from the sale of units during the period. As of December 31, 2015, the Company has paid $80,469 as performance based earn-out in cash. The Seller has the option to receive any or all of the earn-out payment in common stock of the Company priced at a five trading day average price, as defined. On January 20, 2015, the Company merged Brainchild with its parent.

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations occurred on January 1, 2014 and includes the amortization of acquired intangibles.

2014
Gross Sales:	$50,482,572
Net Loss:	$(2,119,398)

DialedIn Corporation

On December 1, 2015, the Company acquired 100% shares of DialedIn Corporation and merged it with the Company. DialedIn built a platform to create, distribute and track enterprise communications. DialedIn’s platform allows organizations to better communicate internally and improve sales and marketing communications by developing web-based, interactive communications and provides in-depth insights into audience engagement.

The Company issued 4,000,000 shares of the Company’s common stock, valued at $760,000, in exchange for all the assets and liabilities of DialedIn Corporation. Each outstanding share of stock of DialedIn was cancelled and converted into the right to receive stock of the Company as defined.

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations occurred on January 1, 2015.

December 31, 2015
Gross Sales:	$52,248,554
Net Loss:	$(1,605,980)

The Company calculated the significance of the acquisition based upon the past five year’s losses and determined that audited financial statements were not required.

DUS Corporation

Effective October 1, 2015, the Company entered into an asset purchase agreement with DUS Corporation to acquire certain assets, properties and rights connected with the Intelligent Help Desk business, subject to certain liabilities totaling $2,950,000, for 500,000 shares of the Company's stock valued at $75,000. The business provides help desk support services for purchasers of hardware and software solutions. The seller agreed to a non-compete clause for a period of three years. The Company obtained a valuation report from a consultant who it hired to perform the allocation of the DUS purchase price.

Since the Company recorded goodwill of $2,004,600 in connection with its acquisition of DUS on October 1, 2015, the Company has determined that no impairment testing was deemed necessary at December 31, 2015.

The table below summarizes the allocation of the purchase price of the acquisition over the estimated fair values of the assets acquired and liabilities assumed.

Fair value of consideration transferred from the acquisitions:
	Brainchild	DialedIn	DUS	Total
Cash	$500,000	$-	$-	$500,000
Subordinated debt	1,000,000	-	-	1,000,000
Common stock	142,500	760,000	75,000	977,500
Contingent earn-out payments	400,000	-	-	400,000
	$2,042,500	$760,000	$75,000	$2,877,500

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$30,272	$98,962	$-	$129,234
Customer lists/Technology intangibles, net	649,265	695,339	-	1,344,604
Inventory	90,442	-	-	90,442
Deposits	2,000	7,163	-	9,163
Accounts receivable	121,715	33,318	-	155,033
Fixed assets	12,045	3,676	75,000	90,721
Accounts payable and accrued liabilities	(151,774)	(161,398)	(2,950,000)	(3,263,172)

Sub total	753,965	677,060	(2,875,000)	(1,443,975)
Excess of purchase price allocated to intangible assets	1,288,535	82,940	945,400	2,316,875
Excess of purchase price allocated to Goodwill	-	-	2,004,600	2,004,600
Total	$2,042,500	$760,000	$75,000	$2,877,500

NOTE 4 – INTANGIBLE ASSETS OF CUSTOMER LISTS AND TECHNOLOGY STACKS

As of December 31, 2015 and 2014, intangible assets consisted of the following:

	December 31, 2015			December 31, 2014
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Services	$24,217,238	$(21,129,178)	$3,088,060	$23,281,196	$(19,145,168)	$4,136,028
Education	290,670	(58,140)	232,530	-	-	-
Media	1,639,750	(1,169,008)	470,742	1,639,750	(797,808)	841,942

	26,147,658	(22,356,326)	3,791,332	24,920,946	(19,942,976)	4,977,970

Technology stack
Services	$7,237,637	$(4,892,300)	$2,345,337	$6,450,000	$(3,797,411)	$2,652,589
Education	1,647,130	(235,308)	1,411,822	-	-	-
Health	175,000	(74,988)	100,012	175,000	(49,992)	125,008
Media	5,642,171	(1,724,031)	3,918,140	5,642,171	(918,002)	4,724,169
	14,701,938	(6,926,627)	7,775,311	12,267,171	(4,765,404)	7,501,767
Total	$40,849,596	$(29,282,953)	$11,566,643	$37,188,117	$(24,708,380)	$12,479,737

For the years ended December 31, 2015 and 2014, the changes in intangible assets were as follows:

	2015	2014

Balance, January 1,	$12,479,737	$15,058,253
Additions	3,661,477	3,001,921
Impairment of assets	(170,951)	-
Amortization	(4,404,620)	(5,580,437)
Balance, December 31,	$11,566,643	$12,479,737

For the years ended December 31, 2015 and 2014, amortization expense was $4,404,620 and $5,580,437, respectively. For the years ended December 31, 2015 and 2014, the Company recognized an impairment loss of $170,951 and nil respectively. The impairment loss in 2015 pertains to the reduction in revenue from the acquired customers which was calculated using the present value of future cash flows.

As of December 31, 2015, the estimated aggregated amortization expense for each of the five succeeding years is as follows:

Year	Amount
2016	$3,742,540
2017	3,510,211
2018	1,477,145
2019	1,364,959
2020	913,616
2021 and thereafter	558,172
Total	$11,566,643

NOTE 5 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

	December 31, 2015			December 31, 2014
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance

QBIX	$1,527,060	$(305,412)	$1,221,648	$1,427,485	$-	$1,427,485
QHIX	4,823,355	-	4,823,355	3,121,313	-	3,121,313
QBLITZ	3,879,899	-	3,879,899	597,249	-	597,249
QEDX	1,432,622	-	1,432,622	-	-	-
	$11,662,936	$(305,412)	$11,357,524	$5,146,047	$-	$5,146,047

For the year ending December 31, 2015, the change in Software Development costs was as follows:

Balance, January 1,	$5,146,047
Additions	6,516,889
Impairment of assets	-
Amortization	(305,412)
Balance, September 30,	$11,357,524

Amortization expenses on software development cost was $305,412 and nil for the years ending December 31, 2015 and 2014, respectively.

The Company began amortizing the QBIX platform development costs in 2015. The Company anticipates the QHIX and QEDX platforms to be offered for sale starting in the first quarter of 2016 and for QBLITZ starting in year 2018. As of December 31, 2015, the estimated aggregated amortization expense for each of five succeeding years is as follows:

Year	Amount
2016	$1,556,604
2017	1,556,604
2018	2,332,584
2019	2,332,584
2020	2,027,189
2021 and thereafter	1,551,959
Total	$11,357,524

NOTE 6 – INVENTORY

Inventory consists of the following:

Description	December 31, 2015

Hardware Assessment Devices	$82,574
Display Devices	9,431
Accessories – Power adaptors & Cables	3,395
$95,400

NOTE 7 – EQUIPMENT

Equipment consists of the following:

Description of Cost	December 31, 2015	December 31, 2014

Furniture & fixtures	$35,993	$5,000
Leasehold improvements	33,311	-
Computing equipment	594,319	44,431
Total	663,623	49,431
Less: Accumulated depreciation	(128,493)	(13,500)
Balance	$535,130	$35,931

Description	December 31, 2015	December 31, 2014

Equipment – net	$168,169	$35,931
Equipment under capital lease – net	366,961	-
	$535,130	$35,931

Depreciation expense was $114,993 and $6,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 8 – NOTE PAYABLE - REVOLVER

In October 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver bank facility that has a term of 36 months and a maximum line of $10,000,000. The ABL was priced at 4.5% over 30-day LIBOR (with a minimum floor of 2%) plus an administrative fee of 0.1% per month on the outstanding balance and 0.084% per month on the unused portion of the revolver. As of December 31, 2015, the Company has borrowings of $7,601,904 on the Revolver.

The Company has agreed for two specific financial covenants that include (a) Fixed Charge Coverage Ratio for trailing 12 months cannot be less than 1.3 and 1.0. Fixed Charge Coverage Ratio being defined as the ratio of Operating Cash Flows to Fixed Charges; and (b) Total Leverage Ratio for the trailing 12 months to be between 1.0 and 3.0. Total Leverage Ratio being defined as the ratio of Total Debt to EBITDA. As of December 31, 2015, the Company is in compliance with the two specific financial covenants.

As of December 31, 2014, the Company was in compliance with the two specific financial covenants, however, the Company did not meet providing a copy of the audited consolidated financial statements to the bank within 90 days of its year-end. In addition, the Company’s December 31, 2014 borrowing base report that was provided to the bank was subsequently discovered to have been calculated incorrectly.

In addition, the Company entered into a term loan commitment with the lender for $3,000,000 (Note 9).

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583 which has been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the years ending December 31, 2015 and 2014 on the deferred financing costs is $141,382 and $56,505, respectively.

In addition, the Company entered into an advisory agreement on April 6, 2014 with a financial advisor to facilitate arranging the financing. A termination fee of $560,000 incurred as a result of the change in lenders has been expensed as interest expense for the year ending December 31, 2014.

NOTE 9 – LONG-TERM DEBT

As of December 31, 2015 and 2014, long-term debt consisted of the following:

	December 31, 2015	December 31, 2014
Note payable due December 31, 2017, as extended, plus interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note payable due October 1, 2017, plus interest at approximately 10% per annum (b)	1,825,447	2,853,571
Note payable due July 1, 2016, plus interest at 8% per annum (c)	1,232,000	1,100,000
Note payable due December 31, 2017, plus interest at 8% per annum (d)	1,000,000	-
Note payable due September 23, 2018, plus interest at 6.7% per annum (e)	30,400	-
	7,205,385	7,071,109
Less: Debt Discount	(229,278)	(585,611)
Total	6,976,107	6,485,498
Less: Current maturities, net of debt discount of $31,945	(2,637,344)	(650,810)
Total long-term debt	$4,338,763	$5,834,688

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

(c) In December 2014, the Company entered into a securities purchase agreement for a senior debenture in the amount of $1,232,000 at 8%. The senior debenture does not contain a provision for the debt to be converted into shares of the Company’s common stock. Interest is payable on October 1, 2015 with principal payments of 25% on 1/1/2016, 25% on 4/1/2016 and the remaining 50% on 7/1/2016. The Company issued 2,053,333 warrants priced at $0.60/share. The Company is obligated to issue additional 2,053,333 warrants priced at $0.60/share in the event of a default.

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

(d) In January 2015, the Company issued a subordinated note for $1,000,000 with an interest rate of 8% to be amortized quarterly over eighteen months beginning July 1, 2016.

(e) On September 23, 2015, the Company issued an unsecured note for $32,898 at an interest rate of 6.7%, payable over 36 months.

Maturities of long term debt are as follows for the years ended December 31,

Year	Amount
2016	$2,834,677
2016 (Less: Debt Discount)	(197,333)
2017	4,361,855
2017 (Less: Debt Discount)	(31,945)
2018	8,853
$6,976,107

A termination fee of $560,000 incurred as a result of the change in lenders has been expensed as interest expense for the year ending December 31, 2014.

NOTE 10 – FAIR VALUE

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

As of December 31, 2015 and 2014, the Company did not have any assets and or liabilities subject to the fair value hierarchy.

NOTE 11 – STOCKHOLDERS' EQUITY

Preferred Stock

The Company's board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

During 2015, the Company issued the following shares of restricted stock:

Purpose	Number of Shares	Total Cost	Average Cost/Share
Acquisition of operating assets	4,750,000	$997,500	$0.21
Employee performance bonus	1,000,000	$190,000	$0.19
Various services	450,000	$136,500	$0.30
Totals	6,200,000	$1,324,000	$0.21

During 2014, the Company issued the following shares of restricted stock:

Purpose	Number of Shares	Total Cost	Average Cost/Share
Acquisition of operating assets	7,519,445	$3,224,750	$0.57
Financing charges	350,000	$140,000	$0.40
Various services	451,055	$120,317	$0.27
Warrant exercise	1,874,584	$1,124,750	$0.60
Totals	10,195,084	$4,609,817	$0.45

Warrants

The Company has outstanding the following warrants to purchase the Company’s common stock as of December 31,

	2015	2014

Financing and stock subscriptions	8,579,030	8,579,030
Note Extensions	2,843,064	2,843,064
Management	7,007,693	4,500,000
Debt conversion	1,666,668	1,666,667
Total Reserved	20,096,454	17,588,761

A summary of warrant issuances based on common stock equivalents is as follows:

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2012	12,026,678	$0.36 – 0.60	$0.51
Warrants exercised	(1,700,000)
Warrants expired	-
Warrants issued to management	2,500,000	$0.10
Warrants issued for debt conversion	1,666,667	$0.36
Warrants issued with stock subscription	666,667	$0.36
Balance at December 31, 2013	15,160,012	$0.10 – 0.36	$0.47
Warrants exercised	(1,874,584)	0.60
Warrants expired	-
Warrants issued to management	2,000,000	$0.10
Warrants issued for financing	2,303,333	$0.60
Balance at December 31, 2014	17,588,761	$0.10 – 0.60	$0.55
Warrants exercised	-
Warrants expired	-
Warrants issued to management	50,000	$0.10
Warrants issued to management	2,507,693	$0.01
Balance at December 31, 2015	20,096,454	$0.01 – 0.10	$0.48

All outstanding warrants are currently exercisable.  A summary of outstanding common stock warrants at December 31, 2015 follows:

Number of Common Stock Warrants	Expiration Date	Remaining Contractual Life (Years)	Exercise price
3,400,000	10/25/2016	0.8	$0.60
446,042	10/25/2016	0.8	$0.60
281	10/25/2016	0.8	$0.60
1,333,333	12/26/2016	1.0	$0.36
2,000,000	5/1/2017	1.3	$0.10
629,371	10/25/2017	1.8	$0.36
2,059,734	12/31/2017	2.0	$0.36
583,333	12/31/2017	2.0	$0.36
50,000	12/31/2017	2.0	$0.10
2,500,000	7/1/2018	2.5	$0.10
1,666,667	12/31/2018	3.0	$0.36
666,667	12/31/2018	3.0	$0.36
250,000	10/28/2019	3.8	$0.60
2,053,333	12/22/2019	4.0	$0.60
1,153,847	10/8/2020	4.8	$0.01
1,153,846	10/8/2020	4.8	$0.01
50,000	10/8/2020	4.8	$0.01
50,000	10/8/2020	4.8	$0.01
50,000	10/8/2020	4.8	$0.01

20,096,454

On December 31, 2015, the Company changed the exercise price on certain warrants to purchase the Company’s common stock from $1.00 per share to $0.36 per share. Since the calculated Black Scholes value of these warrants decreased, no change was recorded.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company has entered into office leases at various locations as follows:

Date	Term (Years)	Location	Expiration
09/2012	5	NJ	08/31/2016
06/2013	5	MI	10/31/2018
07/2014	3	GA	08/31/2017
12/2014	4	CA	04/30/2019
06/2015	7	IL	12/31/2022

The Company also added certain facilities (FL and NV) as a month to month basis. As of December 31, 2015 the Company’s future minimum lease payments are as follows:

Year Ending December 31,	Amount
2016	$162,141
2017	162,871
2018	122,521
2019	59,533
2020 and beyond	88,154
$$595,220

Rent Expense for the years ended December 31, 2015 and 2014 were $403,541 and $241,298, respectively.

Capital Lease:

Effective February 1, 2015, the Company entered into a business lease agreement for computer hardware equipment with monthly payments of $13,926 for a term of three years with a $1.00 end-of term purchase option.

In accordance with FASB ASC 840, Leases, the Company has recorded this capital lease asset and capital lease obligation initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments. As of December 31, 2015, the equipment of $458,701 less accumulated depreciation of $91,740 had a net book value of $366,961.

The following is a schedule of future minimum lease payments as of December 31, 2015.

Year ending December 31,
2016	$167,114
2017	167,114
Total minimum lease payments	334,228
Less: amount representing interest	(19,694)
Present value of net minimum lease payments, presented as current and non-current obligations under capital leases of $152,640 and $162,149, respectively.	$314,534

Investor relations consulting Agreement:

On January 14, 2015 Company entered into an Investor Relations Consulting Agreement (Agreement) with an investor relations firm to provide consulting services regarding markets and exchanges, competitors, business acquisitions and other aspects of or concerning the Company’s business. The Agreement was for the term of twelve months in exchange for 50,000 shares of the Company’s restricted stock, valued at $24,500.

Legal:

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara arising from a collections dispute related to vendors of an acquisition target of the Company. All Plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is vigorously defending their position and it is expected that the court case will remain stayed until at the earliest being the fall 2016, pending a ruling from the Appellate court. The case has been fully briefed at the Appellate level but no hearing on the matter has been set. In response to the claim, the Company has recorded an accrual in the event of legal settlement in the amount of $123,000. As of the date of this filing, the Plaintiff lost the case on NJ jurisdictional basis and have appealed in CA. The main case is on hold until the Appellate court rules.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 13 – INCOME TAXES

The Company and its subsidiaries filed consolidated Federal and state income tax returns. Tax years 2012, 2013, 2014 and 2015 are subject to examination by the Internal Revenue service and certain state taxing authorities. The Company does not believe there would be any material adjustments upon such examination.

As of December 31, 2015, management has determined that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of December 31, 2015 and 2014 the Company had net operating loss carryforwards of approximately $5,717,000 and $5,291,000 respectively, to reduce future Federal income tax liabilities through 2037, which under regulations of the Internal Revenue Service related to ownership changes are limited under IRC Section 382 to approximately $669,000 per year.

As of December 31, 2015 and 2014 realization of the Company’s deferred tax assets of $5,171,000 and $3,483,000 respectively, were not considered more likely than not and, accordingly, a valuation allowance of $5,171,000 and $3,483,000 respectively, has been provided.

The net change in the valuation allowance during the year ended December 31, 2015 increased by $1,688,000 and in 2014 decreased by $6,406,000.

	2015	2014
Amortization of intangibles	$2,672,000	$1,860,000
Allowance for doubtful accounts	220,000	324,000
Reserve for vacation payroll and legal settlement	79,000	79,000
Net operating loss	2,200,000	1,220,000
	5,171,000	3,483,000
Valuation allowance	(5,171,000)	(3,483,000)

Net deferred tax asset	$-	$-

For the years ended December 31, 2015 and 2014, the actual tax expense differs from the effective tax expense (benefit) based on the U. S. Federal Rate of 34%, as follows:

	2015	2014
Expected Federal tax rate	(34.0%)	(34.0%)
Expected state tax rate, net of Federal effect	(6.0%)	(6.0%)
Change in valuation allowance	40.0%	40.0%

	-%	-%

NOTE 14 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor known as Quadrant 4 Software Solutions (Pvt.) Limited located in India.  The Company has no ownership, directly or indirectly, in the key supplier and subcontractor.  The key supplier and subcontractor is owned 100% by Stonegate Holdings LLC, Yorkshire, UK which is also unrelated to the Company either directly or indirectly. The Company also markets its activities through the key supplier and subcontractor. The India based supplier billed the Company $8,215,000 and $6,749,000 for the years ended December 31, 2015 and 2014, respectively. The Company owed the India based supplier $700,000 and $630,000 as of December 31, 2015 and 2014, respectively.

The Company has entered into a long term master services agreement with its India key supplier and subcontractor that ends on December 31, 2018 with customary options for termination with a 30 day notice. The India key supplier and subcontractor provides captive services to the Company and is paid on a cost plus basis. The Company is the sole customer of the key supplier and subcontractor. The Company paid the following amounts to the India key supplier and subcontractor for providing different classes of services:

	Year Ending	Year Ending
Description of Cost	December 31, 2015	December 31, 2014

Client delivery and support	$3,335,450	$2,688,316
Platform development (capitalized by the Company)	2,340,000	1,890,000
Sales support	176,470	150,530
Back office support	2,039,990	1,642,892
Research & Development	323,090	377,262
	$8,215,000	$6,749,000

NOTE 15 – SUBSEQUENT EVENT

Debentures:

In January 2016, the Company offered to accredited investors three-year, 9% convertible debentures (Notes) in the aggregate principal amount of up to $5,000,000. Each convertible debenture is comprised of a convertible debenture which is payable or convertible to shares of common stock of the Company at a conversion price equal to $0.70 per share. Each holder of a Note will receive a detachable warrant to purchase common stock of the Company with an exercise price of $0.75 per share. Each warrant will have a term of one year post repayment or voluntary conversion, provided that the right to exercise the warrant will terminate upon the sale of all or substantially all of the assets of the Company or a merger of the Company, as defined.

As at the time of filing, the Company has received $80,000 of subscriptions and the Company reserves the right to terminate the debenture offer before it is fully subscribed.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9 of Form 10-K requires the disclosure of changes in the context of a disagreement with the outbound auditor (Item 304(b) only).

ITEM 9A.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report which is December 31, 2015. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Inadequate staffing and insufficient oversight were the main reasons for such ineffective controls. As reported and disclosed in Form 10K for the reporting period ended December 31, 2014, management had identified an action plan for 2015 to remedy any ineffective controls that included additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer, hiring of an outside consultant to assist with internal controls and creating a well-defined financial and accounting control matrix and procedures document. The Company has been implementing this plan during 2015 and closely monitoring the effectiveness of these actions in addition to soliciting additional steps to further improve the controls on an on-going basis. The Company will continue to seek to add and better align accounting resources including appointment of a dedicated Chief Financial Officer to achieve further improvements.

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
▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements

Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of December 31, 2015.

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

Management has assigned a high priority to the short-and long-term improvement of our internal control over financial reporting. We have listed below the nature of the material weaknesses we have identified:

▪	inadequate personnel for documenting and execution of processes related to accounting for transactions;
▪	inadequate segregation of duties due to the limited size of the accounting department; and
▪	a lack of experienced personnel with relevant accounting experience, due in part to our limited financial resources.

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

ITEM 9B.                  OTHER INFORMATION

Not applicable

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name	Age	Position	Period Held
Nandu Thondavadi	62	Director/CEO	2010 – Current
Dhru Desai	54	Director/CFO	2010 – Current
Thomas E. Sawyer	77	Director	2010 – Current
Eric Gurr	60	Director	2013 – Current
Philip Firrek	69	Director	2014 – Current

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

Name and address of Officers and Directors	Amount and nature of beneficial ownership	Percent of class %

Dhru Desai	7,403,846	6.65
Nandu Thondavadi	8,403,847	7.55
Thomas Sawyer	200,000	0.18
Eric Gurr	255,000	0.23
Philip Firrek	100,000	0.09
All officers and directors as a group	16,362,693	14.38

Each director of the Company holds such position until the next annual meeting of the Company's stockholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of stockholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function.  The Audit Committee comprised solely of the audit committee chair, agrees with the Company’s assessment of its internal controls at December 31, 2015 as discussed in Item 9A. The Audit Committee was chaired by Mr. Gurr from January 1, 2013 through March 6, 2015 who was considered independent by the Board of Directors. Mr. Gurr resigned his position from the audit committee on March 6, 2015 and Mr. Phil Firrek was appointed as the audit committee chair on March 6, 2015. The Company's Board of Directors has determined that Mr. Firrek can serve as the "audit committee financial expert" as defined under Item 407 of Regulation S-K of the 1934 Act.  Mr. Firrek met the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that these compliances have been met.

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

ITEM 11.                   EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND OFFICERS

The following table sets forth the remuneration of each of the Company's Directors and executive officers during each of its two most recent fiscal years:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option/Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nandu Thondavadi, CEO	2015	$0	0	0	300,000	0	0	0	$0
	2014	$0	0	0	87,508	0	0	0	$0
Dhru Desai, CFO	2015	$0	0	0	300,000	0	0	0	$0
	2014	$0	0	0	87,508	0	0	0	$0
Thomas Sawyer, Director	2015	$0	0	0	12,991	0	0	0	$0
	2014	$0	0	0	0	0	0	0	$0
Eric Gurr, Director	2015	$0	0	0	12,991	0	0	0	$0
	2014	$0	0	0	0	0	0	0	$0
Philip Firrek, Director	2015	$0	0	0	25,823	0	0	0	$0
	2014	$0	0	0	12,991	0	0	0	$0

The Company’s board of directors granted 1,153,846 warrants each to Nandu Thondavadi and Dhru Desai in 2015 as total executive compensation for meeting company performance goals and as incentive to stay on. Neither one of them have an employment agreement currently with the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees.

The Compensation Committee, chaired by Mr. Sawyer, a director, has discussed with the two officers regarding compensation and determined that decisions regarding fair and appropriate compensation will be undertaken once the Company has achieved certain milestones and therefore no formal compensation agreements have been made with Dr. Thondavadi or Mr. Desai. The Company’s compensation committee is expected to define comprehensive compensation plan for the key executives including option grants for 2016.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2016, each stockholder who owns more than 5% of our outstanding shares of common stock, each director, the chief executive officer, our executive officers and our directors and executive officers as a group.

Title of class	Name and address of beneficial owners	Amount and nature of beneficial ownership	Percent of class %
Common stock	Stonegate Assets, Inc. (1)	7,000,000	6.43
Common stock	Stonegate Holdings, Inc. (1)	6,695,959	6.15
Common stock & warrants	Dhru Desai (2)	7,403,846	6.65
Common stock & warrants	Nandu Thondavadi (3)	8,403,847	7.55
Common stock	Thomas E. Sawyer (4)	200,000	0.18
Common stock	Eric Gurr (5)	255,000	0.23
Warrants	Philip Firrek (6)	100,000	0.09
All major shareholders, officers and directors as a group (6)		30,058,652	26.40

(1)	Based on 108,861,773 shares of common stock outstanding as of March 28, 2016.
(2)
Mr. Dhru Desai, an officer and member of the Board of Directors, owns stock in an irrevocable trust for the benefit of his family, in his own name and his spouse’s name, includes 2,403,846 warrants and is based on 111,265,619 shares outstanding.

(3)
These shares are owned by a trust and may be imputed to Dr. Nandu Thondavadi, an officer and member of the Board of Directors, as the trustee and/or certain of the beneficiaries of these family trusts are members of his immediate family. This includes warrants to purchase 2,403,847 shares granted to Dr. Nandu Thondavadi and is based on 111,265,620 shares outstanding.

(4)	Dr. Thomas E. Sawyer is a member of the Board of Directors and includes 50,000 warrants and 150,000 shares of common stock and is based on 108,911,773 shares outstanding.
(5)	Mr. Eric Gurr is a member of the Board of Directors and includes warrants to purchase 50,000 shares of the Company’s common stock and is based on 108,911,773 shares outstanding.
(6)	Mr. Philip Firrek, member of the Board of Directors was granted a warrant to purchase 100,000 shares of the Company’s common stock and is based on 108,961,773 shares outstanding.
(7)	Based on 113,869,466 shares outstanding.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

None.

Director Independence.

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective April 3, 2015, the Company engaged Schulman Lobel Zand Katzen Williams & Blackman LLP, (Schulman) Certified Public Accountants, as our independent accountants for the year ended December 31, 2015. Sassetti LLC served as independent auditors for the years ended December 31, 2013, 2012 and 2011, and had acted as principal auditor since June 15, 2011. Effective April 2, 2015, Sassetti LLC resigned as the Company’s independent accountant.

AUDIT FEES

Fees billed by Schulman totaled $231,200 for the year ended December 31, 2015. This amount includes fees for the reaudit for the year ended December 31, 2013; audit for the year ended December 31, 2014 and reviews of all of the Company’s quarterly reports filed with the SEC during the year ended December 31, 2015. Fees totaled $94,560 for the year ended December 31, 2014 billed by Sassetti.

TAX FEES

There were no fees billed by the Company's auditors for tax services for fiscal years 2015 and 2014.

ALL OTHER FEES

There were no other fees billed by the Company's auditors for any other non-audit services rendered to the Company (such as attending meetings and other miscellaneous financial consulting), during the  years ended December 31, 2015 and December 31, 2014.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
101
The following financial information from Quadrant 4 System Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet at December 31, 2015 and 2014, (ii) Consolidated Statement of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2015 and 2014, and (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

QUADRANT 4 SYSTEM CORPORATION

Date: March 28, 2016	By:	/s/ Nandu Thondavadi
	Name:	Nandu Thondavadi
	Title:	President and Chief Executive Officer

Date: March 28, 2016	By:	/s/ Dhru Desai
	Name:	Dhru Desai
	Title:	Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2016	By:	/s/ Nandu Thondavadi
	Name:	Nandu Thondavadi
	Title:	President and Chief Executive Officer and Director
(Principal Executive Officer)
Date: March 28, 2016	By:	/s/ Dhru Desai
	Name:	Dhru Desai
	Title:	Chief Financial Officer and Director
(Principal Financial Officer)
Date: March 28, 2016	By:	/s/ Philip Firrek
	Name:	Philip Firrek
	Title:	Chairman of the Audit Committee and Director