Form 10-Q
period 2016-03-31
Quadrant 4 System Corp
filed 2016-05-16
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).  Yes ☐ No ☒
The number of shares of common stock outstanding as of May 16, 2016 was 108,861,774.

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$198,805	$246,492
Accounts and unbilled receivables (net of allowance for doubtful accounts of $550,000 and $550,000 at March 31, 2016 and December 31, 2015, respectively)	12,682,745	9,555,725
Inventory	75,108	95,400
Prepaid license expense	1,550,000	-
Other current assets	144,014	148,076
Total current assets	14,650,672	10,045,693

Long-term assets
Intangible assets, customer lists and technology stacks – net	10,498,508	11,566,643
Goodwill	2,004,600	2,004,600
Equipment under capital lease – net	344,026	366,961
Equipment – net	156,721	168,169
Other Long-term assets
Software development costs – net	12,351,082	11,357,524
Deferred financing costs – net	296,077	356,979
Deferred licensing and royalty fees – net	900,000	960,000
Other assets	315,533	327,329
TOTAL ASSETS	$41,517,219	$37,153,898

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,592,890	$5,652,257
Deferred licensing revenue	3,100,000	-
Note payable – revolver	9,614,046	7,601,904
Earn outs payable	319,531	343,075
Current obligation under capital lease	154,903	152,640
Current maturities - long term debt, net of debt discount of $117,833	2,409,019	2,637,344
Total current liabilities	22,190,389	16,387,220

Non-current obligation under capital lease	122,309	162,149
Long-term debt, less current maturities, net of debt discount of $22,362	4,110,851	4,338,763
Total liabilities	26,423,549	20,888,132

Stockholders' Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 108,861,774 and 108,861,774 shares at March 31, 2016 and December 31, 2015, respectively	108,862	108,862
Additional paid-in capital	35,201,076	35,194,180
Accumulated deficit	(20,216,268)	(19,037,276)
Total stockholders' equity	15,093,670	16,265,766

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,517,219	$37,153,898

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending March 31,
	2016		2015

Revenue		$11,938,599		$13,638,646
Cost of revenue		7,818,539		8,346,313
Gross Margin		4,120,060		5,292,333

Operating expenses:
General and administrative expenses		(3,064,781)		(2,799,340)
Research and Development		(290,577)		(570,228)
Amortization, depreciation and impairment expense		(1,481,387)		(1,321,259)
Interest expense		(462,307)		(515,229)
Total		(5,299,052)		(5,206,056)
Net (loss)/income before income taxes		(1,178,992)		86,277
Provision for income taxes		-		-
Net (loss)/income		$(1,178,992)		$86,277

Net (loss)/income per common share – basic	$	*	$	*
Net (loss)/income per common share – fully diluted	$	*	$	*

Weighted average common shares – basic		108,861,774		102,661,773
Weighted average common shares – fully diluted		108,861,774		107,560,282

*Less than $0.01, per share
See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ending
	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss)/income	$(1,178,992)	$86,277
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Amortization, impairment and depreciation expense	1,481,387	1,321,259
Deferred license cost	60,000	60,000
Provision for doubtful accounts	-	56,365
Issuance of warrants for services/debentures	6,896	25,823
Changes in assets and liabilities, net of the effect of the acquisitions
Accounts and unbilled receivables	(3,127,020)	(1,266,830)
Inventory	20,292	(103,133)
Other current assets	(241,244)	(145,943)
Prepaid license expense	(1,550,000)	-
Software development costs	(1,311,078)	(1,788,157)
Common stock payable	-	52,500
Deferred finance costs	60,902	60,901
Other assets	196,201	261,392
Obligation under capital lease	(37,577)	423,514
Deferred licensing revenue	3,100,000	-
Accounts payable and accrued expenses	917,089	356,357
Net cash used in operating activities	(1,603,144)	(599,675)

Cash flows from investing activities:
Purchase of equipment	(448)	(465,730)
Acquisition of assets (net of assets assumed of $104,700, notes payable assumed of $1,000,000, contingent payments of $400,000 and issuance of common stock of $142,500)	-	(469,728)
Net cash used in investing activities	(448)	(935,458)

Cash flows from financing activities:
Borrowings on revolver	11,672,868	11,687,082
Repayments of revolver	(9,660,726)	(12,034,853)
Payments of long-term debt	(456,237)	(162,702)
Net cash provided by/(used in) financing activities	1,555,905	(510,473)

Net decrease in cash	(47,687)	(2,045,606)

Cash - beginning of period	246,492	2,285,557
Cash - end of period	$198,805	$239,951

Supplemental disclosure of noncash information
Cash paid for:
Interest	$348,699	$260,297
Income Taxes	$-	$-

Supplemental disclosure for Investing activities:

Equity issued for acquisition of assets	$-	$142,500

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The Company changed its domicile to Illinois on April 25, 2013. The Company generates revenue from clients located mostly in North America operating out of multiple office locations in the United States. In addition, the Company’s revenues are derived from a few select industries pertaining to information technology, consulting, professional services and vertical cloud platforms that include a large number of participants and are subject to rapid change.

Operations

The Company is engaged in the Information Technology sector as a provider of Software-as-a-Service (SaaS) systems to the health insurance (QBIX/QHIX), media (QBLITZ) and education (QEDX) verticals (collectively “Platforms”). Along with these platforms, we also provide relevant services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics (collectively “Consulting”). We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Media, Education, Retail and Manufacturing industry segments (collectively “Solutions”). Consulting and Solutions are grouped together as “Services”.

The Company generates revenues principally from two broad segments, namely Services and Platforms. The Services component includes Consulting that bills on a time & material basis; Solutions that bills on time & material basis; and managed services that bills fixed monthly fees and provides pre-determined services.  The Platform segment bills on transaction basis such as per member per month enrolled for the QBIX/QHIX; per bandwidth consumed for the QBLITZ; and per student per month for the QEDX platforms. The QBIX revenue stream started in 2015. The Company anticipates to increase the Platform based revenues during the end of 2016.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with the United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2016.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include all the accounts of the Company. As of January 1, 2016, DialedIn Corporation, a wholly owned subsidiary has been merged with Quadrant 4 System Corporation. All intercompany transactions for 2016 have been eliminated.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (‘U.S. GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for uncollectible accounts receivable, depreciation and amortization, intangible assets, including software development cost, customer lists and technology stacks, capitalization, fair value and useful lives, accruals, contingencies, impairment and valuation of stock warrants and options. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts. Accordingly, actual results could defer from those estimates.

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

Unbilled receivables are established when revenue is deemed to be recognized based on the Company’s revenue recognition policy, but due to contractual restraints over the timing of invoicing, the Company does not have the right to invoice the customer by the balance sheet date.

Vendors and Contractors

The Company outsources portions of its work to third party service providers (Note 16). These providers can be captive suppliers that undertake software development, research & development and custom platform development. Some vendors may provide specific consultants or resources (often called Corp to Corp) or independent contractors (often designated as 1099) to satisfy agreed deliverables to its clients.

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

Software Development Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development engineering and other administrative support expenses; costs that are incurred to produce the finished product after technological feasibility has been established and after all research and development activities for any other components of the product or process have been completed are capitalized as software development costs. Capitalized amounts are amortized on a straight-line basis over periods ranging up to five years and are recorded in amortization expense which started during 2015 when certain of the platforms first became available for sale. The Company performs reviews at each balance sheet date to ensure that unamortized software development costs remain recoverable from future revenue. Cost to support or service licensed program are charged to cost of revenue as incurred.

The Companies Product Development and R&D are carried out by both our employees in the US as well as outsourced contractors in India. The US employees mainly focus on the domain, market relevance, feasibility and possible pilots/prototypes. The Indian contractors mostly focus on execution in terms of software development and testing.

Pre-paid Expenses

The Company incurs certain costs that are deemed as prepaid expenses. The fees that are paid to the Department of Homeland Security for processing H1 visa fees for its international employees are amortized over 36 months, typically the life of the visa. One third of these pre-paid expenses are included in other current assets and two thirds in other assets. The Company also incurs certain expenses towards the licensing of its platforms and may include special software development costs, testing and commissions.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s notes payable and revolving credit facilities are capitalized and amortized into expense using the straight-line method over the life of the respective facility (Note 10).

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

Deferred Licensing Revenue

The Company may enter into agreements to license its software platforms and may receive upfront fees as an advance. These fees will be recognized as revenues when the client accepts the delivery of such licenses.

Operating Leases

The Company has operating lease agreements for its offices some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of March 31, 2016 and 2015.

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

Goodwill

In connection with the Company’s acquisitions, valuations are usually completed to determine the allocation of the purchase prices. The factors considered in the valuations include data gathered as a result of the Company’s due diligence in connection with the acquisitions, projections for future operation, and data obtained from third-party valuation specialists as deemed appropriate. Goodwill represents the future economic benefits of a business combination measured as the excess purchase price over the fair market value of net assets acquired.

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

As of March 31, 2016 and 2015, the Company does not have any multiple-element revenue streams.

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

Loss/(Income) per Common Share

Basic (loss)/income per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income per share includes potentially dilutive securities such as outstanding options and warrants outstanding during each period.

For the three months ended March 31, 2016 there were 5,543,519 potentially dilutive securities that were not included in the calculation of weighted-average common shares outstanding since it was anti-dilutive. For the three months ended March 31, 2015, there were 4,898,508 potentially dilutive securities that were included in the calculation of weighted-average common shares outstanding.

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

The Company’s largest customer represented 11.7% and 17.8% of consolidated revenues and 24.9% and 17.6% of accounts receivable as of and for the three months ended March 31, 2016 and 2015, respectively.  The Company had a customer that represented 24.9% and one at 12% of the total accounts receivable as of March 31, 2016, while one customer had 17.6% of the total accounts receivable as of March 31, 2015. The Company’s largest vendor represented 46% and 26% of total vendor payments for the quarters ended March 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17 , Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Prior to the issuance of the standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. The standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The adoption of this guidance had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The adoption of this guidance had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which ls intended to improve financial reporting for lease transactions by increasing transparency and comparability among organizations. The guidance in ASU No. 2016-02 requires a lessee to recognize the following at the commencement date for all leases with lease terms of more than 12 months: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The guidance in ASU No 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – ACQUISITIONS

Brainchild Corporation

On January 1, 2015, the Company completed the acquisition of 100% of the outstanding stock of Brainchild Corporation (“Brainchild”).  Brainchild based in Naples, Florida is a leading provider of web-based and mobile learning solutions for kindergarten through high school, grades K-12.  The acquisition of Brainchild includes technology, staffing and software solutions developed for providing its educational solutions.

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

The Company paid $500,000 in cash, less certain loan balances at closing; issued 250,000 shares of the Company’s common stock with a buy back at thirty-six months at a guaranteed valuation of $2.00, per share, and a note for $1,000,000 for thirty-six months with interest at 8%, per annum.  In addition, the Agreement calls for a performance based earn-out of up to $400,000, as defined, to be paid on a semi-annual basis on January 1 and July 1 each year based on actual cash received from the sale of units during the period. As of March 31, 2016, the Company has paid $80,469 as performance based earn-out in cash. The Seller has the option to receive any or all of the earn-out payment in common stock of the Company priced at a five trading day average price, as defined. On January 20, 2015, the Company merged Brainchild with its parent.

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

DUS Corporation

Effective October 1, 2015, the Company entered into an asset purchase agreement with DUS Corporation to acquire certain assets, properties and rights connected with the Intelligent Help Desk business, subject to certain liabilities totaling $2,950,000, for 500,000 shares of the Company’s stock valued at $75,000. The business provides help desk support services for purchasers of hardware and software solutions. The seller agreed to a non-compete clause for a period of three years. The Company obtained a valuation report from a consultant who it hired to perform the allocation of the DUS purchase price.

Since the Company recorded goodwill of $2,004,600 in connection with its acquisition of DUS on October 1, 2015, the Company has determined that no impairment testing was deemed necessary at March 31, 2016.

The table below summarizes the allocation of the purchase price of the acquisition over the estimated fair values of the assets acquired and liabilities assumed.

Fair value of consideration transferred from the acquisitions:
	Brainchild	DialedIn	DUS	Total
Cash	$500,000	$-	$-	$500,000
Subordinated debt	1,000,000	-	-	1,000,000
Common stock	142,500	760,000	75,000	977,500
Contingent earn-out payments	400,000	-	-	400,000
	$2,042,500	$760,000	$75,000	$2,877,500

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$30,272	$98,962	$-	$129,234
Customer lists/Technology intangibles, net	649,265	695,339	-	1,344,604
Inventory	90,442	-	-	90,442
Deposits	2,000	7,163	-	9,163
Accounts receivable	121,715	33,318	-	155,033
Fixed assets	12,045	3,676	75,000	90,721
Accounts payable and accrued liabilities	(151,774)	(161,398)	(2,950,000)	(3,263,172)

Sub total	753,965	677,060	(2,875,000)	(1,443,975)
Excess of purchase price allocated to intangible assets	1,288,535	82,940	945,400	2,316,875
Excess of purchase price allocated to Goodwill	-	-	2,004,600	2,004,600
Total	$2,042,500	$760,000	$75,000	$2,877,500

NOTE 5 – INTANGIBLE ASSETS OF CUSTOMER LISTS AND TECHNOLOGY STACKS

As of March 31, 2016 and December 31, 2015, intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Services	$24,217,238	$(21,508,194)	$2,709,044	$24,217,238	$(21,129,178)	$3,088,060
Education	290,670	(112,675)	217,955	290,670	(58,140)	232,530
Media	1,639,750	(1,264,808)	414,902	1,639,750	(1,169,008)	470,742

	26,147,658	(22,885,677)	3,261,981	26,147,658	(22,356,326)	3,791,332

Technology stack
Services	$7,237,637	$(5,164,501)	$2,073,136	$7,237,637	$(4,892,300)	$2,345,337
Education	1,647,130	(294,135)	1,352,995	1,647,130	(235,308)	1,411,822
Health	175,000	(81,237)	93,763	175,000	(74,988)	100,012
Media	5,642,171	(1,925,538)	3,716,633	5,642,171	(1,724,031)	3,918,140
	14,701,938	(7,465,411)	7,236,527	14,701,938	(6,926,627)	7,775,311
Total	$40,849,596	$(30,351,088)	$10,498,508	$40,849,596	$(29,282,953)	$11,566,643

For the three months ending March 31, 2016, the change in intangible assets was as follows:

Balance, January 1, 2016	$11,566,643
Additions	-
Impairment of assets	(80,000)
Amortization	(988,135)
Balance, March 31, 2016	$10,498,508

For three months ending March 31, 2016 and 2015, amortization expense was $988,135 and $1,293,930, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

	March 31, 2016			December 31, 2015
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance

QBIX	$1,527,060	$(381,765)	$1,145,295	$1,527,060	$(305,412)	$1,221,648
QHIX	4,823,355	(241,167)	4,582,188	4,823,355	-	4,823,355
QBLITZ	4,480,283	-	4,480,283	3,879,899	-	3,879,899
QEDX	2,039,316	-	2,039,316	1,432,622	-	1,432,622
QWEX	104,000	-	104,000
	$12,974,014	$(622,932)	$12,351,082	$11,662,936	$(305,412)	$11,357,524

 For the three months ending March 31, 2016, the change in Software Development costs was as follows:

Balance, January 1,	$11,357,524
Additions	1,311,078
Impairment of assets	-
Amortization	(317,520)
Balance, March 31,	$12,351,082

For three months ending March 31, 2016 and 2015, amortization expense on software development cost was $317,520 and $nil, respectively.

The Company began amortizing the QBIX platform development costs in 2015 and QHIX platform from the first quarter of 2016. Based on revised estimates, the Company anticipates the QEDX platform to be offered for sale starting in the first quarter of 2017 and for QBLITZ platform starting in year 2018.

NOTE 7 – INVENTORY

Inventory consists of the following:

Description	March 31, 2016	December 31, 2015

Hardware Assessment Devices	$62,646	$82,574
Display Devices	9,431	9,431
Accessories – Power adaptors & Cables	3,031	3,395
	$75,108	$95,400

NOTE 8 – EQUIPMENT

Equipment consists of the following:

Description of Cost	March 31, 2016	December 31, 2015

Furniture & fixtures	$35,993	$35,993
Leasehold improvements	33,311	33,311
Computing equipment	594,768	594,319
Total	664,072	663,623
Less: Accumulated depreciation	(163,325)	(128,493)
Balance	$500,747	$535,130

Description	March 31, 2016	December 31, 2015

Equipment – net	$156,721	$168,169
Equipment under capital lease – net	344,026	366,961
	$500,747	$535,130

Depreciation expense was $34,832 and $27,329 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 9 – SOFTWARE LICENSING

On March 2, 2016 the Company signed an agreement to grant a perpetual license for the source code of its QHIX platform (‘Licensed Software’) to a major software and services firm (‘Licensee’) who will serve as the Company’s channel partner. The Licensee provides health claims processing systems to over 400 health plans/payors and health care providers across the country covering over 150 million members. This agreement provides an exclusivity to the licensee in certain segments of the market, provided the licensee meets certain performance requirements. Under this agreement, the licensee will pay the Company an upfront cash payment of $3.1 million which has been recorded as deferred licensing revenue at March 31, 2016 in addition to quarterly royalty payments based on the revenues they generate by deploying the Licensed Software. The Royalty payment agreement calls for the licensee to pay up to $90 million to the Company by sharing revenue generated from the sale of Licensed Software. The perpetual license will be considered fully paid when the Company receives from the licensee a total of $90 million in royalties. In addition to the upfront payment and royalty per this agreement, the Company will also receive annual fees for maintenance, support and upgrades; and professional fees for services such as implementation of QHIX and other related services. While upfront payment is guaranteed, the Company may not receive the full stipulated maximum royalty payments from this agreement. Certain market conditions, performance of the Licensee, and that of the Company’s QHIX platform will determine the total royalty payments the Company will receive. The Company will issue 3 million warrants to the Licensee to purchase common shares of the Company at $0.75/share. These warrants vest in steps over a three year period based on the Licensee’s performance in terms of the number of lives subscribed on the platform, as defined.

NOTE 10 – NOTE PAYABLE - REVOLVER

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

The Company has agreed for two specific financial covenants that include (a) Fixed Charge Coverage Ratio for trailing 12 months cannot be less than 1.3 and 1.0. Fixed Charge Coverage Ratio being defined as the ratio of Operating Cash Flows to Fixed Charges; and (b) Total Leverage Ratio for the trailing 12 months to be between 1.0 and 3.0. Total Leverage Ratio being defined as the ratio of Total Debt to EBITDA. As of March 31, 2016 and December 31, 2015, the Company is in compliance with the two specific financial covenants.

In addition, the Company entered into a term loan commitment with the lender for $3,000,000.

All borrowings under this revolving line of credit are collateralized by the accounts receivable and substantially all other assets of the Company.

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583 which has been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the three months ending March 31, 2016 and 2015 on the deferred financing costs is $35,346 and $35,346, respectively.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
Note payable due December 31, 2017, as extended, plus interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note payable due October 1, 2017, plus interest at approximately 10% per annum (b)	1,510,714	1,825,447
Note payable due July 1, 2016, plus interest at 8% per annum (c)	924,000	1,232,000
Note payable due December 31, 2017, plus interest at 8% per annum (d)	1,000,000	1,000,000
Note payable due September 23, 2018, plus interest at 6.7% per annum (e)	27,813	30,400
Convertible debentures due December 31, 2018, plus interest at 9% per annum (Note 12)	80,000	-
	6,660,065	7,205,385
Less: Debt Discount	(140,195)	(229,278)
Total	6,519,870	6,976,107
Less: Current maturities; net of debt discount	(2,409,019)	(2,637,344)
Total long-term debt	$4,110,851	$4,338,763

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

The Company calculated the fair value of the warrant as $119,991, based on a Black-Scholes Option Pricing Model using the market price of the Company’s stock on the date of grant of $0.48, per share; volatility of 355%; a risk-free interest rate of 1.64%; a term of five years and zero dividend and has allocated the value of the warrant over the term note. The allocated value of the warrant of $115,000 has been recorded as a discount on the term note payable and will be amortized over three years as interest expense.

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

The Company calculated the fair value of the warrant as $841,771, based on a Black-Scholes Option Pricing Model using the market price of the Company’s stock on the date of grant of $0.41, per share; volatility of 349%; a risk-free interest rate of 1.64%; a term of five years and zero dividend and has allocated the value of the warrant over the note payable. The allocated value of the warrant of $477,000 has been recorded as a discount on the note payable and will be amortized over eighteen months as interest expense.

(d) In January 2015, the Company issued a subordinated note for $1,000,000 with an interest rate of 8% to be amortized quarterly over eighteen months beginning July 1, 2016.

(e) On September 23, 2015, the Company issued an unsecured note for $32,898 at an interest rate of 6.7%, payable over 36 months.

NOTE 12 – CONVERTIBLE DEBENTURES

In January 2016, the Company offered to accredited investors three-year, 9% convertible debentures (“Notes”) in the aggregate principal amount of up to $5,000,000. Each convertible debenture is comprised of a convertible debenture which is payable or convertible to shares of common stock of the Company at a conversion price equal to $0.70 per share. Each holder of a Note will receive a detachable warrant to purchase common stock of the Company with an exercise price of $0.75 per share equal to 20% of the number of shares issued at conversion. Each warrant will have a term of one year post repayment or voluntary conversion, provided that the right to exercise the warrant will terminate upon the sale of all or substantially all of the assets of the Company or a merger of the Company, as defined. The Company received $80,000 as of March 31, 2016 towards these debentures and has kept the subscriptions open.

In accordance with applicable accounting guidance, the fair value of the conversion feature of the debentures and the warrants are bifurcated from the host instrument and recognized at fair value as a derivative liability on the Company’s consolidated balance sheet. The fair value of the warrants was calculated using the Black-Scholes model and was initially calculated as $6,857. After the allocation of proceeds between the warrants and debt were made, the calculation of the fair value of the conversion price was noted to exceed the fair value of the trading value of the stock and no derivative liability will be recorded at the inception of the note. The discount due to the fair value of the warrants will be recognized as additional interest expense over the term of the debenture.

In April 2016, the Company amended the terms of the convertible debentures. Each convertible debenture is comprised of a convertible debenture which is payable or convertible to shares of common stock of the Company at a conversion price equal to $0.375 per share. Each holder of a Note will receive a detachable warrant to purchase common stock of the Company with an exercise price of $0.55 per share. Each warrant will have a term of one year post repayment or voluntary conversion, provided that the right to exercise the warrant will terminate upon the sale of all or substantially all of the assets of the Company or a merger of the Company, as defined. Under the amended terms, the Company has received additional $389,955 as of the date of this filing.

NOTE 13 – FAIR VALUE

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

As of March 31, 2016 and December 31, 2015, the Company did not have any assets and or liabilities subject to the fair value hierarchy.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s board of directors may designate preferred stock with preferences, participations, rights, qualifications, limitations, restrictions, etc., as required.  No preferred shares are presently designated.

Sales of Common Stock

There was no common stock sales during the quarter ended March 31, 2016.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company has entered into office leases at various locations as follows:

Date	Term (Years)	Location	Expiration
09/2012	5	NJ	08/31/2016
06/2013	5	MI	10/31/2018
07/2014	3	GA	08/31/2017
06/2015	7	IL	12/31/2022

The Company also added certain facilities (CA, FL and NY) on a month to month basis. As of March 31, 2016 the Company’s future minimum lease payments are as follows:

Year Ending March 31,	Amount
2017	$162,871
2018	122,521
2019	59,533
2020 and beyond	25,520
$$370,445

Rent Expense for the three months ended March 31, 2016 and 2015 were $62,634 and $78,544, respectively.

Capital Lease:

Effective February 1, 2015, the Company entered into a business lease agreement for computer hardware equipment with monthly payments of $13,926 for a term of three years with a $1.00 end-of term purchase option.

In accordance with FASB ASC 840, Leases, the Company has recorded this capital lease asset and capital lease obligation initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments. As of March 31, 2016, the equipment of $458,701 less accumulated depreciation of $114,675 had a net book value of $344,026.

The following is a schedule of future minimum lease payments as of March 31, 2016.

Year ending March 31,
2017	$167,114
2018	$125,336
Total minimum lease payments	$292,450
Less: amount representing interest	$(15,238)

Present value of net minimum lease payments, presented as current and non-current obligations under capital leases of $154,903 and $122,309, respectively.	$277,212

Legal:

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara arising from a collections dispute related to vendors of an acquisition target of the Company. All Plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is vigorously defending their position and it is expected that the court case will remain stayed until at the earliest, pending a ruling from the Appellate court. The case has been fully briefed at the Appellate level but no hearing on the matter has been set. In response to the claim, the Company has recorded an accrual in the event of legal settlement in the amount of $123,000. As of the date of this filing, the Plaintiff lost the case on NJ jurisdictional basis and have appealed in CA. The main case is on hold until the Appellate court rules.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 16 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor known as Quadrant 4 Software Solutions (Pvt.) Limited located in India.  The Company has no ownership, directly or indirectly, in the key supplier and subcontractor.  The key supplier and subcontractor is owned 100% by Stonegate Holdings LLC, Yorkshire, UK which is also unrelated to the Company either directly or indirectly. The Company also markets its activities through the key supplier and subcontractor. The India based supplier billed the Company $2,040,000 and $2,070,000 for the quarters ended March 31, 2016 and 2015, respectively. The Company owed the India based supplier $1,975,000 and $700,000 as of March 31, 2016 and December 31, 2015, respectively.

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

	Three Months Ending	Three Months Ending
Description of Cost	March 31, 2016	March 31, 2015

Client delivery and support	$830,190	$874,540
Platform development (capitalized by the Company)	585,000	585,000
Sales support	64,990	44,790
Back office support	487,410	461,960
Research & Development	72,410	103,710
	$2,040,000	$2,070,000

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending March 31, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amending, and Section 21E of the Securities Exchange Act of 1934, as amending. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

The Company is engaged in the Information Technology sector as a provider of Software-as-a-Service (SaaS) systems to the health insurance (QBIX/QHIX), media (QBLITZ) and education (QEDX) verticals (collectively “Platforms”). Along with these platforms, we also provide relevant services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology stack. Our core services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics (collectively “Consulting”). We blend these services with our technology platforms to offer client specific and industry specific solutions to Healthcare, Media, Education, Retail and Manufacturing industry segments (collectively “Solutions”). Consulting and Solutions are grouped together as “Services”.

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

Corporate History

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The Company changed its domicile to Illinois on April 25, 2013.

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

Results of Operations

The revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending March 31,
	2016	2015	Increase/ (Decrease)	Percent
Revenue	$11,938,599	$13,638,646	$(1,700,047)	(12%)
Cost of Revenue	7,818,539	8,346,313	(527,774)	(6%)
Gross Margin	4,120,060	5,292,333	(1,172,273)	(22%)
General and administrative expenses	(3,064,781)	(2,799,340)	(265,441)	9%
Research & Development	(290,577)	(570,228)	279,651	(49%)
Amortization, depreciation and impairment expense	(1,481,387)	(1,321,259)	(160,128)	12%
Interest expense	(462,307)	(515,229)	52,922	(10%)

Net (loss)/income	$(1,178,992)	$86,277	$(1,265,269)	(1467%)

Comparison of Three Months Ending March 31, 2016 and 2015

REVENUES

Revenues for the three months ending March 31, 2016 totaled $11,938,599 compared to $13,638,646 of revenue during the same period in 2015.  The decrease by $1,700,047 or 12% over the previous period was due to the Company’s transition from services to platform revenues. Revenues were comprised of time & material based services such as consulting and software development; managed services; and subscription revenues for the platforms.

COST OF REVENUES

Cost of revenue for the three months ending March 31, 2016 totaled $7,818,539 compared to $8,346,313 during the same period in 2015.  The decrease in cost of revenue of $527,774 or 6% over the previous period, was due to corresponding decrease in revenues. Cost of revenue is comprised primarily of the direct costs of employee, and contract labor and related expenses.

GROSS MARGIN

The decrease in gross margin of $1,172,273, or 22% over the previous period, resulted primarily from decreased revenues. The gross margin decreased to approximately 35% from 39% during the same period of 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General & administrative expenses for the three months ending March 31, 2016 totaled $3,064,781 compared to $2,799,340 during the same period in 2015.  The increase in general & administrative expenses of $279,651 or 9% over the previous period was due to increased costs of launching platform related activities.

RESEARCH AND DEVELOPMENT

Research and development for the three months ending March 31, 2016 totaled $290,577 compared to $570,228 during the same period in 2015.   This decrease of $279,651 was due to completion and in some cases, transition of R&D initiatives to capitalized software development during the first quarter of 2016.

AMORTIZATION, DEPRECIATION, IMPAIRMENT AND WRITE- DOWN OF INTANGIBLE ASSETS

The amortization, depreciation and impairment expenses for the three months ending March 31, 2016 totaled $1,481,387 compared to $1,321,259 during the same period in 2015.   The slight increase in amortization expense of $160,128 over the previous period of 2015 was due to additional acquisitions during the last quarter of 2015 and impairment made during this quarter compared to none in corresponding quarter of 2015.  Amortization periods on the acquired intangibles range from 5 – 7 years.

INTEREST EXPENSE

Interest expenses for the three months ending March 31, 2016 totaled $462,307 compared to $515,227 during the same period in 2015.  The decrease in financing and interest expenses of $52,922 or 10% over the previous period was due to the decrease in note payable.

NET (LOSS)/ INCOME

The Company reported a net loss of $1,178,992 for the three months ending March 31, 2016 compared to net income of $86,277 for the same period in 2015.  The decrease in income of $1,265,269, or 1467% over the previous period was the result of decreased services revenues primarily due to transitioning toward platform related activities.

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ending March 31, 2016 and March 31, 2015 is calculated as follows:

	March 31, 2016	March 31, 2015
Net (loss)/income (GAAP Basis)	$(1,178,992)	$86,277
Interest expense	462,307	515,227
Amortization, depreciation and impairment expense	1,481,387	1,321,259
Income Taxes	-	-
EBITDA	$764,702	$1,922,763

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) for the three months ending March 31, 2016 decreased by $1,158,061 or 60% over the previous period.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had an accumulated deficit of $20,216,268 as compared to $19,037,276 at December 31, 2015.  As of March 31, 2016, we had a working capital deficit of $7,539,717 as compared to deficit of $402,739 at March 31, 2015. This increase is due to the increase in note payable – revolver and current maturities of debt.

Net cash used by operations for the three months ending March 31, 2016 was $1,603,144 as compared to cash used in operating activities of $599,675 for the three month period ending March 31, 2015. The increase in cash used in operating activities in 2016 compared to 2015 was primarily due to the increase in net loss and in accounts receivable during three month period ending March 31, 2016.

Net cash used for investing activities was $448 for the three months ending March 31, 2016 compared to $935,458 during the same three month period ending March 31, 2015. The decrease was primarily due to lack of acquisition and no substantial purchase of fixed assets for the three months ended March 31, 2016.

Net cash provided in financing activities for the three months ending March 31, 2016 was $1,555,905 as compared to cash used in financing activities of $510,473 for the three months ending March 31, 2015.   The increase in cash provided by financing activities in 2016 compared to 2015 was primarily due to repayments of the revolver in 2015.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ending March 31, 2016.  We cannot assure that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report which is March 31, 2016. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Inadequate staffing and insufficient oversight were the main reasons for such ineffective controls. As reported and disclosed in Form 10K for the reporting period ended December 31, 2015, management had identified an action plan for 2015 to remedy any ineffective controls that included additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer, hiring of an outside consultant to assist with internal controls and creating a well-defined financial and accounting control matrix and procedures document. The Company has been implementing this plan during 2016 and closely monitoring the effectiveness of these actions in addition to soliciting additional steps to further improve the controls on an on-going basis. The Company will continue to seek to add and better align accounting resources including appointment of a dedicated Chief Financial Officer to achieve further improvements.

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
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements

Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

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

These additions have improved accountability and created segregation of responsibilities across additional people which has resulted in improvement in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) subsequent to the year ending December 31, 2015.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara arising from a collections dispute related to vendors of an acquisition target of the Company. All Plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is vigorously defending their position and it is expected that the court case will remain stayed until at the earliest, pending a ruling from the Appellate court. The case has been fully briefed at the Appellate level but no hearing on the matter has been set. In response to the claim, the Company has recorded an accrual in the event of legal settlement in the amount of $123,000. As of the date of this filing, the Plaintiff lost the case on NJ jurisdictional basis and have appealed in CA. The main case is on hold until the Appellate court rules.

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the three months ending March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016(unaudited) and December 31, 2015 (ii) Consolidated Statements of Income (Unaudited) for the three months ending March 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows (Unaudited) for the three months ending March 31, 2016 and 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

May 16, 2016	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer and Director