Form 10-Q
period 2016-06-30
Quadrant 4 System Corp
filed 2016-08-15
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

(855) 995-7367
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).   Yes ☐     No ☒

The number of shares of common stock outstanding as of August 15, 2016 was 106,991,504.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$283,279	$246,492
Accounts and unbilled receivables (net of allowance for doubtful accounts of $550,000 and $550,000 at June 30, 2016 and December 31, 2015, respectively)	12,083,455	9,555,725
Inventory	35,968	95,400
Other current assets	168,889	148,076
Total current assets	12,571,591	10,045,693

Long-term assets
Intangible assets, customer lists and technology stacks – net	9,580,373	11,566,643
Goodwill	2,004,600	2,004,600
Equipment under capital lease – net	321,091	366,961
Equipment – net	144,618	168,169
Other Long-term assets
Software development costs – net	13,077,772	11,357,524
Deferred licensing and royalty fees – net	840,000	960,000
Other assets	342,820	327,329
TOTAL ASSETS	$38,882,865	$36,796,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,270,559	$5,652,257
Note payable – revolver	9,863,260	7,601,904
Earn outs payable	319,531	343,075
Current obligation under capital lease	157,199	152,640
Current maturities - long term debt (net of debt discount of $38,333 and debt issuance costs of $188,049 at June 30, 2016 and $31,945 and $223,605 at December 31, 2015, respectively)	2,248,364	2,413,739
Total current liabilities	18,858,913	16,163,615

Non-current obligation under capital lease	83,052	162,149
Long-term debt, less current maturities (net of debt discount of $12,778 and debt issuance costs of $47,127 at June 30, 2016 and $197,333 and $133,374 at December 31, 2015, respectively).	4,208,896	4,205,389
Total liabilities	23,150,861	20,531,153

Stockholders’ Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 106,991,504 and 108,861,774 shares at June 30, 2016 and December 31, 2015, respectively	106,992	108,862
Additional paid-in capital	34,822,979	35,194,180
Accumulated deficit	(19,197,967)	(19,037,276)
Total stockholders’ equity	15,732,004	16,265,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,882,865	$36,796,919

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending June 30,				Six Months Ending June 30,
	2016		2015		2016		2015

Revenue		$14,564,628		$13,069,754		$26,503,227		$26,708,400
Cost of revenue		8,544,770		7,684,286		16,363,309		16,030,599
Gross Margin		6,019,858		5,385,468		10,139,918		10,677,801

Operating expenses:
General and administrative expenses		(3,086,134)		(3,246,518)		(6,150,915)		(6,045,858)
Research & Development		(64,249)		(469,795)		(354,826)		(1,040,023)
Amortization, impairment and depreciation expense		(1,331,594)		(1,020,357)		(2,812,981)		(2,341,616)
Reversal of assignment of legal judgment		692,000		-		692,000		-
Interest expense		(1,211,580)		(522,190)		(1,673,887)		(1,037,419)
Total		(5,001,557)		(5,258,860)		(10,300,609)		(10,464,916)
Net Income/(loss) before income taxes		1,018,301		126,608		(160,691)		212,885
Provision for Income taxes		-		-		-		-
Net Income/(loss)		$1,018,301		$126,608		$(160,691)		$212,885

Net income per common share – basic	$	*	$	*	$	*	$	*
Net income per common share – fully diluted	$	*	$	*	$	*	$	*

Weighted average common shares – basic		108,800,117		102,956,279		108,830,945		102,809,840
Weighted average common shares – fully diluted		114,291,361		107,552,461		108,830,945		107,406,023

*Less than $0.01, per share
See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ending June 30,
	2016	2015
Cash flows from operating activities:
Net (loss)/income	$(160,691)	$212,885
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Amortization, impairment and depreciation expense	2,812,981	2,341,616
Deferred license cost	120,000	120,000
Provision for doubtful accounts	-	56,365
Issuance of stock for services and interest	-	52,500
Issuance of warrants for services/debentures	318,929	25,823
Reversal of assignment of legal judgement	(692,000)	-
Changes in assets and liabilities, net of the effect of the acquisitions
Accounts and unbilled receivables	(2,527,730)	(2,467,267)
Inventory	59,432	(118,596)
Other current assets	(266,119)	(190,766)
Software development costs	(2,355,288)	(3,410,568)
Deferred finance costs	121,803	121,802
Other assets	108,013	213,035
Obligation under capital lease	(74,538)	387,805
Accounts payable and accrued expenses	594,760	1,680,729
Net cash used in operating activities	(1,940,448)	(974,637)

Cash flows from investing activities:
Purchase of equipment	(449)	(467,812)
Acquisition of assets (net of assets assumed of $104,700, notes payable assumed of $1,000,000, contingent payments of $400,000 and issuance of common stock of $142,500)	-	(469,728)
Net cash used in investing activities	(449)	(937,540)

Cash flows from financing activities:
Borrowings on revolver	26,444,121	23,413,786
Repayments of revolver	(24,182,765)	(23,027,040)
Payments of long-term debt	(283,672)	(125,404)
Net cash provided by/(used in) financing activities	1,977,684	261,342

Net increase/(decrease) in cash	36,787	(1,650,835)

Cash - beginning of period	246,492	2,285,557
Cash - end of period	$283,279	$634,722

Supplemental disclosure of noncash information
Cash paid for:
Interest	$1,014,747	$466,980
Income Taxes	$-	$-

Supplemental disclosure for Investing activities:
Equity issued for acquisition of assets	$-	$142,500

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Organization

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4,” “Company,” “we” or “us”) was incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. and changed its name on March 31, 2011. The Company changed its domicile to Illinois on April 25, 2013. The Company generates revenue from clients located mostly in North America operating out of multiple office locations in the United States. In addition, the Company’s revenues are derived from a few select industries pertaining to information technology, consulting, professional services and vertical cloud platforms that include a large number of participants and are subject to rapid change.

Operations

The Company is engaged in the information technology sector as a provider of Software-as-a-Service (SaaS) systems to the health insurance (through our QBIX/QHIX/QWEX™ offering), media (through our QBLITZ™ offering) and education (through our QEDX™ offering) verticals (collectively, the “Platforms”). Along with the Platforms, we also provide core services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology “stack” (a set of software subsystems or components needed to create a complete Platform). These services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics (collectively, “Consulting”). We blend our Consulting services with our Platforms to offer client-specific and industry-specific solutions to the healthcare, media, education, retail and manufacturing industry segments (collectively, “Solutions”). Consulting and Solutions are referred to together as “Services”.

The Company generates revenues principally from two broad segments, namely Services and Platforms. The Services segment includes Consulting, which we bill on a time and materials basis; Solutions, which we bill on time and materials basis; and managed services, which we bill under fixed monthly fees for pre-determined services.  The Platform segment bills on transaction basis such as per member per month enrolled for the QBIX/QHIX/QWEX Platform; per bandwidth consumed for the QBLITZ Platform; and per student per month for the QEDX Platform. The QHIX revenue stream started in 2016 and the QBIX revenue stream started in 2015. The Company expects to increase its Platform-based revenues during the second half of 2016.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2016.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include all the accounts of the Company. As of January 1, 2016, DialedIn Corporation, a wholly owned subsidiary of the Company, has been merged with and into the Company. All intercompany transactions for 2016 have been eliminated.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for uncollectible accounts receivable, depreciation and amortization, intangible assets, including software development cost, customer lists and technology stacks, capitalization, fair value and useful lives, accruals, contingencies, impairment and valuation of stock warrants and options. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts. Accordingly, actual results could defer from those estimates.

Fair Value of Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and notes payable to approximate their fair values because of their relatively short maturities.

The Company reviews the terms of the convertible debt and equity instruments that it issues to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as derivative financial instruments.   In connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Vendors and Contractors

The Company outsources portions of its work to third party service providers (See Note 16). These providers include captive suppliers that undertake software development, research & development and custom platform development. Some vendors may provide specific consultants or resources (often called Corp to Corp) or independent contractors (often designated as 1099) to satisfy agreed deliverables to the Company’s clients.

Equipment

Equipment is recorded at cost and depreciated for financial statement purposes using the straight-line method over estimated useful lives of five (5) to fifteen (15) years. Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are removed from the appropriate amounts and any profit or loss on the sale or disposition of assets is credited or charged to income.

Inventory

Inventory consists primarily of manufactured and preassembled units ready for distribution. Inventory is stated at the lower of cost (first-in, first-out) or market. In evaluating whether inventory is stated lower of cost or market, management considers such factors as the amount of inventory on hand, the distribution channel, the estimated time to sell such inventory, and the current market conditions. Adjustments to reduce inventory to its net realizable value are charged to cost of goods sold.

Intangible Assets

Intangible assets, consisting of customer lists and technology stacks, are recorded at fair value and amortized on the straight-line method over the estimated useful lives of the related assets.

The carrying value of intangible assets are reviewed for impairment by management of the Company at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. Management of the Company performs its impairment testing on a quarterly basis. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have changed.

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

Software Development Costs

Costs that are related to the conceptual formulation and design of licensed software programs are expensed as incurred to research, development (R&D) engineering and other administrative support expenses; costs that are incurred to produce the finished product after technological feasibility has been established and after all research and development activities for any other components of the product or process have been completed are capitalized as software development costs. Capitalized amounts are amortized on a straight-line basis over periods ranging up to five years and are recorded in amortization expense which started during 2015 and 2016 when certain of the Platforms first became available for sale. The Company performs reviews at each balance sheet date to ensure that unamortized software development costs remain recoverable from future revenue. Cost to support or service licensed Platforms are charged to cost of revenue as incurred.

The Company’s product development and R&D are carried out by both our employees in the U.S. as well as outsourced contractors in India. The U.S. employees mainly focus on the domain, market relevance, feasibility and possible pilots/prototypes. The Indian contractors mainly focus on execution in terms of software development and testing.

Pre-paid Expenses

The Company incurs certain costs that are deemed as prepaid expenses. The fees that are paid to the Department of Homeland Security for processing H-1B visa fees for its international employees are amortized over 36 months, typically the life of the visa. One-third of these pre-paid expenses are included in other current assets and two-thirds in other assets. The Company also incurs certain expenses towards the licensing of its platforms and may include special software development costs, testing and commissions.

Deferred Financing Costs

In accordance with FASB ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), the Company has reclassified debt Issuance costs, previously presented as another long-term asset, to a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.

Financing costs incurred in connection with the Company’s notes payable and revolving credit facilities are capitalized and amortized into expense using the straight-line method over the life of the respective facility (See Note 10).

Deferred Licensing and Royalty Fees

The Company licenses software, platforms and/or content on an as-needed basis and enters into market driven licensing and royalty fee arrangements. If no consumption or usage of such licenses occurs during the reporting period, the Company has no obligation for any minimum fees or royalties and no accruals are posted. Deferred licensing fees are amortized over a period of five years.

Deferred Licensing Revenue

The Company may enter into agreements to license its Platforms and may receive upfront fees as an advance. These fees will be recognized as revenues when the client accepts the delivery of such licenses.

Operating Leases

The Company has operating lease agreements for its offices, some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of June 30, 2016 and June 30, 2015.

Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the convertible debt and equity instruments that it issues to determine whether there are embedded derivative instruments, including embedded conversion option, that are required to be bifurcated and accounted for separately as derivative financial instruments.  In connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

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

Revenue Recognition

Revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed and determinable, performance of service has occurred and collection is reasonably assured.  Revenue is recognized in the period the services are provided, which range from approximately 2 months to over 1 year. The Company specifically recognizes three kinds of revenues:

1.	Time and materials – consulting and project engagements fall in this category and revenues are recognized when the client approves the time sheet of consultants who have completed work on their assignment.
2.	Managed services – engagements where the Company bills a fixed contracted amount per billing period for the defined services provided such as software maintenance, break-fix and hosting services. The client provides no acknowledgement of delivery since the agreed upon service level agreements determine any service deficiencies. Any service deficiencies are addressed within the normal course of the engagement. Since the revenue is not subject to forfeiture, refund or other concession and all delivery obligations are fulfilled and the fee is fixed and determinable, the Company follows the revenue recognition guidance under FASB ASC 985-605.
3.	Software-as-a-Service (SaaS) – subscription revenues for using the Company’s SaaS platforms fall into this category. The Company recognizes the revenues for each period using the starting and ending average of subscriber fees during the billing period. The objective of the period average is to accommodate frequent changes, such as new hires, terminations, and/or births/deaths on our QHIX health insurance platform. Our platforms automatically determine the average users and no further acknowledgement is required from the clients to recognize these revenues.

The Company did not have any multiple-element revenue streams for the six and three month periods ended June 30, 2016 and 2015.

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

Income (Loss) per Common Share

Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted income (loss) per share includes potentially dilutive securities such as options and warrants outstanding during each period.

For the six months ended June 30, 2016, there were 5,517,213 potentially dilutive securities that were not included in the calculation of weighted-average common shares outstanding since they were anti-dilutive and for three months ended June 30, 2016, there were 5,491,244 potentially dilutive securities that were included in the calculation of weighted-average common shares outstanding. For the six and three months ended June 30, 2015 there were 4,596,182 potentially dilutive securities that were included in the calculation of weighted-average common shares outstanding.

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

Share-based compensation

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

Concentrations of Credit Risk

The Company maintains cash at various financial institutions, which at times, may be in excess of insured limits. The Company has not experienced any losses to date as a result of this policy and, in assessing its risk, the Company’s policy is to maintain cash only with reputable financial institutions.

The Company currently banks at two national institutions with one being the primary and the other for petty cash purposes. The Company does not maintain large balances in its lockbox account due to the daily automatic sweep arrangement with its lenders that credits its debts on a daily basis.

The Company’s largest customer represented 11.7% and 16.0% of consolidated revenues, and 14.1% and 20.07% of accounts receivable, as of and for the six months end June 30, 2016 and 2015, respectively.  The Company had one customer that represented 14.1%, of its total accounts receivable as of June 30, 2016, while a customer that represented 20.7%, and a second customer that represented 13.4%, of its total accounts receivable as of June 30, 2015. The Company’s largest vendor represented 49.1% and 24.4% of total vendor payments for the quarters ended June 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial positions. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods permitted.
In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting for lease transactions by increasing transparency and comparability among organizations. The guidance in ASU No. 2016-02 requires a lessee to recognize the following at the commencement date for all leases with lease terms of more than 12 months: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The guidance in ASU No 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Management is currently assessing the impact the guidance will have upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: Identifying performance obligations and licensing implantation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfy at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). ASU 2016-10 is effective per fiscal years beginning after December 31, 2017, including interim periods within that year. The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.
Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 – ACQUISITIONS

Brainchild Corporation

On January 1, 2015, the Company completed the acquisition of 100% of the capital stock of Brainchild Corporation (“Brainchild”).  Brainchild, based in Naples, Florida, is a leading provider of web-based and mobile learning solutions for kindergarten through high school, grades K-12.  The acquisition of Brainchild includes technology, staffing and software solutions developed for providing its educational solutions.

This acquisition represents the Company’s entry into its newest vertical. The Company intends to leverage its experience in building and operating cloud-based exchanges for healthcare and media to the education market.  The Company believes there is a growing demand for platforms that will bring together the delivery of digital instructional content, assessments and analysis of student information and performance data by educators in K-12 schools throughout the U.S.

The Company paid $500,000 in cash, less the assumption of loan balances at closing; issued 250,000 shares of the Company’s common stock with an undertaking to buy back the shares on the third anniversary of the closing at a guaranteed valuation of $2.00 per share, and a subordinated promissory note of $1,000,000 with a three-year term and interest at 8%, per annum.  In addition, the purchase agreement calls for a performance based earn-out of up to $400,000, to be paid on a semi-annual basis on January 1 and July 1 of each year ending with 2017, based on the actual cash received from sales generated by the acquired business line during such period. As of June 30, 2016, the Company has paid $80,469 with respect to the earn-out. The seller has the option to receive any or all of the earn-out in the form of common stock of the Company priced at a five trading day average price. On January 20, 2015, the Company merged Brainchild into the Company.

DialedIn Corporation

On December 1, 2015, the Company acquired 100% of the capital stock of DialedIn Corporation (“DialedIn”) and merged it with the Company. DialedIn built a platform to create, distribute and track enterprise communications. DialedIn’s platform allows organizations to better communicate internally and improve sales and marketing communications by developing web-based, interactive communications and provides in-depth insights into audience engagement.

The Company issued 4,000,000 shares of the Company’s common stock, valued at $760,000, to the sellers of DialedIn. Each outstanding share of stock of DialedIn was cancelled and converted into the right to receive shares of the Company’s common stock.

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had both occurred on January 1, 2015.

December 31, 2015
Gross Sales:	$52,248,554
Net Loss:	$(1,605,980)

The Company calculated the significance of the acquisitions based upon the past five year’s losses and determined that audited financial statements were not required.

DUS Corporation

Effective October 1, 2015, the Company entered into an asset purchase agreement with DUS Corporation to acquire certain assets, properties and rights connected with the Intelligent Help Desk™ business, subject to certain liabilities totaling $2,950,000, in exchange for 500,000 shares of the Company’s common stock valued at $75,000. The business provides help desk support services for purchasers of hardware and software solutions. The seller agreed to a non-compete restriction for a period of three years. The Company obtained a valuation report from a consultant who it hired to recommend the correct allocation of the DUS purchase price.

The Company recorded goodwill of $2,004,600 in connection with its acquisition of DUS on October 1, 2015.

The table below summarizes the allocation of the purchase price of the foregoing three acquisitions over the estimated fair values of the assets acquired and liabilities assumed.

Fair value of consideration transferred from the acquisitions:
	Brainchild	DialedIn	DUS	Total
Cash	$500,000	$-	$-	$500,000
Subordinated debt	1,000,000	-	-	1,000,000
Common stock	142,500	760,000	75,000	977,500
Contingent earn-out payments	400,000	-	-	400,000
	$2,042,500	$760,000	$75,000	$2,877,500

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$30,272	$98,962	$-	$129,234
Customer lists/Technology intangibles, net	649,265	695,339	-	1,344,604
Inventory	90,442	-	-	90,442
Deposits	2,000	7,163	-	9,163
Accounts receivable	121,715	33,318	-	155,033
Fixed assets	12,045	3,676	75,000	90,721
Accounts payable and accrued liabilities	(151,774)	(161,398)	(2,950,000)	(3,263,172)

Sub total	753,965	677,060	(2,875,000)	(1,443,975)
Excess of purchase price allocated to intangible assets	1,288,535	82,940	945,400	2,316,875
Excess of purchase price allocated to Goodwill	-	-	2,004,600	2,004,600
Total	$2,042,500	$760,000	$75,000	$2,877,500

NOTE 5 – INTANGIBLE ASSETS OF CUSTOMER LISTS AND TECHNOLOGY STACKS

As of June 30, 2016 and December 31, 2015, intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Services	$24,217,238	$(21,887,211)	$2,330,027	$24,217,238	$(21,129,178)	$3,088,060
Education	290,670	(127,210)	163,460	290,670	(58,140)	232,530
Media	1,639,750	(1,320,608)	319,142	1,639,750	(1,169,008)	470,742

	26,147,658	(23,335,029)	2,812,629	26,147,658	(22,356,326)	3,791,332

Technology stack
Services	$7,237,637	$(5,366,701)	$1,870,936	$7,237,637	$(4,892,300)	$2,345,337
Education	1,647,130	(352,962)	1,294,168	1,647,130	(235,308)	1,411,822
Health	175,000	(87,486)	87,514	175,000	(74,988)	100,012
Media	5,642,171	(2,127,045)	3,515,126	5,642,171	(1,724,031)	3,918,140
	14,701,938	(7,934,194)	6,767,744	14,701,938	(6,926,627)	7,775,311
Total	$40,849,596	$(31,269,222)	$9,580,373	$40,849,596	$(29,282,953)	$11,566,643

For the six months ending June 30, 2016, the change in intangible assets was as follows:

Balance, January 1, 2016	$11,566,643
Additions	-
Impairment of assets	(80,000)
Amortization	(1,906,270)
Balance, June 30,	$9,580,373

For six months ending June 30, 2016 and 2015, amortization expense was $ 1,906,270 and $2,287,957, respectively. For three months ending June 30, 2016 and 2015, amortization expense was $953,135 and $994,027, respectively.
NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

	June 30, 2016			December 31, 2015
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance

QBIX	$1,527,060	(458,118)	1,068,942	$1,527,060	$(305,412)	$1,221,648
QHIX	4,823,355	(482,344)	4,341,021	4,823,355	-	4,823,355
QBLITZ	4,754,158	-	4,754,158	3,879,899	-	3,879,899
QEDX	2,540,651	-	2,540,651	1,432,622	-	1,432,622
QWEX	373,000	-	373,000	-	-	-
	$14,018,224	(940,452)	13,077,772	$11,662,936	$(305,412)	$11,357,524

For the six months ending June 30, 2016, the change in Software Development costs was as follows:

Balance, January 1,	$11,357,524
Additions	2,355,288
Impairment of assets	-
Amortization	(635,040)
Balance, June 30,	$13,077,772

For six months ending June 30, 2016 and 2015, amortization expense on software development cost was $635,040 and $152,706, respectively. For three months ending June 30, 2016 and 2015, amortization expense on software development cost was $317,520 and $76,353, respectively.

The Company began amortizing the QBIX platform development costs in 2015 and QHIX platform costs in 2016. Based on revised estimates, the Company anticipates the QEDX platform to be offered for sale starting in the first quarter of 2017 and the QBLITZ/QWEX platforms to be offered for sale starting in year 2018.

NOTE 7 – INVENTORY

Inventory consists of the following:

Description	June 30, 2016	December 31, 2015

Hardware Assessment Devices	$31,132	$82,574
Display Devices	3.556	9,431
Accessories – Power adaptors & Cables	1,280	3,395
	$35,968	$95,400

NOTE 8 –EQUIPMENT

Property and equipment consists of the following:

Description of Cost	June 30, 2016	December 31, 2015

Furniture & fixtures	$35,993	$35,993
Leasehold improvements	33,311	33,311
Computing equipment	594,768	594,319
Total	664,072	663,623
Less: Accumulated depreciation	(198,363)	(128,493)
Balance	$465,709	$535,130

Description	June 30, 2016	December 31, 2015

Equipment – net	$144,618	$168,169
Equipment under capital lease – net	321,091	366,961
	$465,709	$535,130

Depreciation expense was $69,870 and $53,659 for the six months ended June 30, 2016 and 2015, respectively; $35,038 and $26,330 for the three months ended June 30, 2016 and 2015, respectively.

NOTE 9 – SOFTWARE LICENSING

On March 2, 2016, the Company signed an agreement to grant a perpetual license for the source code of its QHIX platform (the “Licensed Software”) to a major software and services firm (the “Licensee”) who will serve as the Company’s channel partner. The Licensee provides health claims processing systems to over 400 health plans/payors and health care providers across the country covering over 150 million members. This agreement provides exclusivity to the Licensee in certain segments of the market, provided the Licensee meets certain performance requirements. Under this agreement, the Licensee paid the Company an upfront cash payment of $3.1 million, which has been included in revenue during the three months end June 30, 2016 upon satisfaction of certain conditions, in addition to quarterly royalty payments based on the revenues it generates by deploying the Licensed Software. The royalty payment agreement calls for the Licensee to pay up to $90 million to the Company by sharing revenue generated from the sale of Licensed Software. The license will be considered fully paid if and when the Company receives from the Licensee a total of $90 million in royalties. In addition to the upfront payment and royalty per this agreement, the Company will also receive annual fees for maintenance, support and upgrades; and professional fees for services such as implementation of QHIX and other related services. While the upfront payment is certain, the Company may not receive the full stipulated maximum royalty payments from this agreement. Certain market conditions, the performance of the Licensee, and the performance of the Company’s QHIX platform, will determine the total royalty payments the Company will receive. The Company may issue up to 3 million warrants to the Licensee to purchase shares of the Company’s common stock at $0.75/share over a three year period based on the Licensee’s performance in terms of the number of lives subscribed on the platform.

NOTE 10 – NOTE PAYABLE - REVOLVER

In October 2014, the Company refinanced its factoring facility and replaced it with a new Asset Based Lending (ABL) revolver credit facility that has a term of 36 months and a maximum availability of $10,000,000. The ABL was priced at 4.5% over 30-day LIBOR (with a minimum floor of 2%) plus an administrative fee of 0.1% per month on the outstanding balance and 0.084% per month on the unused portion of the facility. As of June 30, 2016, the Company had borrowings of $9,863,260 under the facility. As of December 31, 2015, the Company had borrowings of $7,601,904 under the facility.

The credit agreement governing the facility includes two significant financial covenants: (a) the Company’s Fixed Charge Coverage Ratio (FCCR) for the trailing 12 months cannot be less than 1.3 and 1.0. (FCCR is defined as the ratio of Operating Cash Flows to Fixed Charges, as defined by the credit agreement); and (b) the Company’s Total Leverage Ratio for the trailing 12 months to be between 1.0 and 3.0 (Total Leverage Ratio is defined as the ratio of Total Debt to EBITDA, as defined by the credit agreement). As of December 31, 2015, the Company was in compliance with these financial covenants. Due to the Company repaying its debt in July 2016, the covenant requirements at June 30, 2016 were waived.

In addition, the Company entered into a term loan commitment with the lender for $3,000,000.

All borrowings under these credit facilities are collateralized by the Company’s accounts receivable and substantially all of its other assets.

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583, which have been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the three months ending June 30, 2016 and 2015 on the deferred financing costs is $35,346 and $35,346, respectively. Amortization for the six months ending June 30, 2016 and 2015 on the deferred financing costs is $ 70,692 and $70,692, respectively.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
Note payable due December 31, 2017, as extended, with interest at 6.5% per annum (a)	$3,117,538	$3,117,538
Note payable due October 1, 2017, with interest at approximately 10% per annum (b)	1,206,823	1,825,447
Note payable due July 1, 2016, with interest at 8% per annum (c)	924,000	1,232,000
Note payable due December 31, 2017, with interest at 8% per annum (d)	1,000,000	1,000,000
Note payable due September 23, 2018, with interest at 6.7% per annum (e)	25,231	30,400
Convertible debentures due December 31, 2018, with interest at 9% per annum (Note 12)	469,955	-
	6,743,547	7,205,385
Less: Debt Discount	(51,111)	(229,278)
Total	6,692,436	6,976,107
Less: Deferred finance cost	(235,176)	(356,979)
Less: Current maturities; net of debt discount and deferred finance cost	(2,248,364)	(2,413,739)
Total long-term debt	$4,208,896	$4,205,389

(a) In December 2013, $2 million of the original $5,000,000 promissory note was converted to 3,333,334 shares of the Company’s common stock (at $0.60/share) and 1,666,667 warrants exercisable at $1.00 per share through December 31, 2018. The warrant was valued using the Black-Scholes option pricing model and the Company recorded additional interest related to the conversion of debt and grant of warrants of $1,350,000. In March 2014, the maturity date of the note was extended to December 31, 2015 without any further consideration. On October 1, 2014, the maturity date of the note was extended to December 31, 2017 with an increased interest rate of 6.5%. Additionally, 350,000 shares of the Company’s common stock was granted as additional consideration for the extension. This promissory note was repaid in full in conjunction with a July 1, 2016 financing. (Note 17).

(b) In October 2014, the Company entered into a term loan for $3,000,000. The term loan was priced at 8% over 30-day LIBOR (with a minimum floor of 2%) with a term of 36 months. The term loan, as amended, is payable over three years, $83,928.57/month from January 1, 2015 through and including December 1, 2015, and $104,910.71/month from January 1, 2016 through maturity. The Company also issued 250,000 warrants, exercisable at $0.60/share for five years. The Company calculated the fair value of the warrants as $119,991, based on a Black-Scholes option pricing model using the market price of the Company’s stock on the date of grant of $0.48 per share; volatility of 355%; a risk-free interest rate of 1.64%; a term of five years and zero dividend; and has allocated the value of the warrants over the term of the note. The allocated value of the warrants of $119,991 has been recorded as a discount on the term note payable and will be amortized over three years as interest expense. This term loan was repaid in full in conjunction with a July 1, 2016 financing. (Note 17).

(c) In December 2014, the Company entered into a securities purchase agreement for the issuance of a senior debenture in the amount of $1,232,000 with interest at 8%. Interest was payable quarterly commencing on October 1, 2015, with principal payments of 25% on 1/1/2016, 25% on 4/1/2016 and the remaining 50% on 7/1/2016. The Company issued 2,053,333 warrants with an exercise price of $0.60 per share in connection with the issuance of the debenture. The Company is obligated to issue an additional 2,053,333 warrants with an exercise price of $0.60 per share in the event of a default.

The Company calculated the fair value of the warrants as $841,771, based on a Black-Scholes option pricing model using the market price of the Company’s stock on the date of grant of $0.41 per share; volatility of 349%; a risk-free interest rate of 1.64%; a term of five years and zero dividend; and has allocated the value of the warrant over the term of the note payable. The allocated value of the warrant of $477,000 has been recorded as a discount on the note payable and amortized over eighteen months as interest expense.

In lieu of the April 2016 required payment, the Company agreed to issue 1,000,000 shares of its common stock to the lender and to certain conversion and redemption terms, as defined.  The Company repaid the senior debenture in full in conjunction with a July 1, 2016 financing and the 1,000,000 shares of common stock were cancelled. (Note 17).

(d) In January 2015, the Company issued a subordinated note for $1,000,000 with an interest rate of 8% to be amortized quarterly over eighteen months beginning July 1, 2016. This note was repaid in full in conjunction with a July 1, 2016 financing. (Note 17).

(e) On September 23, 2015, the Company issued an unsecured note for $32,898 at an interest rate of 6.7%, payable over 36 months.

NOTE 12 – CONVERTIBLE DEBENTURES

In January 2016, the Company offered to accredited investors three-year, 9% convertible debentures (“Notes”) in the aggregate principal amount of up to $5,000,000. Each of the Notes is comprised of a convertible debenture which is payable or convertible to shares of the Company’s common stock at a conversion price equal to $0.70 per share. Each holder of a Note will receive a detachable warrant to purchase common stock of the Company with an exercise price of $0.75 per share equal to 20% of the number of shares issued at conversion. Each warrant will have a term of one year post repayment or voluntary conversion, provided that the right to exercise the warrant will terminate upon the sale of all or substantially all of the assets of the Company or a merger of the Company, as defined by the warrant. As of June 30, 2016, the Company has received $80,000 in gross proceeds from the sale of Notes, prior to the amendment of their terms described below.

In accordance with applicable accounting guidance, the fair value of the conversion feature of the Notes and the accompanying warrants is bifurcated from the host instrument and recognized at fair value as a derivative liability on the Company’s consolidated balance sheet. The fair value of the warrants was calculated using the Black-Scholes model and was initially calculated as $6,857. After the allocation of proceeds between the warrants and the Notes was made, the calculation of the fair value of the conversion price was noted to exceed the fair value of the trading value of the stock and no derivative liability will be recorded at the inception of the Notes. The discount due to the fair value of the warrants will be recognized as additional interest expense over the term of the Notes.

In April 2016, the Company amended the terms of the Notes. As amended, each Note is comprised of a convertible debenture which is payable or convertible to shares of the Company's common stock at a conversion price equal to $0.375 per share. Each holder of a Note will receive a detachable warrant to purchase common stock with an exercise price of $0.55 per share. Each warrant will have a term of one year post repayment or voluntary conversion, provided that the right to exercise the warrant will terminate upon the sale of all or substantially all of the assets of the Company or a merger of the Company, as defined by the warrant. Under the amended terms, the Company has received additional gross proceeds of $389,955 from the sale of Notes as of June 30, 2016 and granted a warrant to purchase an aggregate 1,039,947 shares of common stock. The Company valued the warrant using the Black Scholes pricing model at $312,033. All of these convertible debentures were repaid in full in conjunction with a July 1, 2016 financing. (Note 17).

NOTE 13 – FAIR VALUE

Fair Value

The Company’s financial instruments consist primarily of receivables, accounts payable, accrued expenses and short-term and long-term debt. The carrying amount of receivables, accounts payable and accrued expenses approximates its fair value because of the short-term maturity of such instruments. In addition, the Company believes that its short- and long-term debt terms are commensurate with market terms for similar instruments and approximate fair value.

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

Assets and liabilities recorded in the consolidated balance sheet at fair value are categorized based on a hierarchy of inputs, as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices for similar assets or liabilities in active markets or inputs that are observable for the asset or the asset or liability, either directly or indirectly through market corroboration; and

Level 3:	Unobservable inputs for the asset or liability.

As of June 30, 2016 and December 31, 2015, the Company did not have any assets and or liabilities subject to the fair value hierarchy.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation do not provide for the issuance of preferred stock.

Sales of Common Stock

There was no common stock sales during the three months and six months ended June 30, 2016.

Reversal of Assignment of Legal Judgment

On June 27, 2016, the Company cancelled 1,870,270 shares of common stock previously issued to Stonegate Holdings, Inc that was originally recorded in the amount $692,000. These shares were issued on October 1, 2013 in contemplation of Stonegate Holdings assuming the Corporation's obligations under a judgment against the Corporation in a financing related matter. However, Stonegate Holdings did not perform and assume such obligations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company has entered into office leases at various locations as follows:

Date	Term (Years)	Location	Expiration
09/2012	5	NJ	08/31/2016
06/2013	5	MI	10/31/2018
07/2014	3	GA	08/31/2017
06/2015	7	IL	12/31/2022

The Company also added facilities (in CA, FL and NY) on a month-to-month basis. As of June 30, 2016, the Company’s future minimum lease payments are as follows:

Year Ending June 30,	Amount
2017	$162,871
2018	122,521
2019	59,533
2020 and beyond	28,662
$373,587

Rent Expense for the six months ended June 30, 2016 and 2015 were $115,552 and $173,936, respectively, and for three months ending June 30, 2016 and 2015 were $52,918 and $95,392, respectively.

Capital Lease:

Effective February 1, 2015, the Company entered into a business lease agreement for computer hardware equipment with monthly payments of $13,926 for a term of three years with a $1.00 end-of term purchase option.

In accordance with FASB ASC 840, Leases, the Company has recorded this capital lease asset and capital lease obligation initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments. As of June 30, 2016, the equipment of $458,701 less accumulated depreciation of $114,675 had a net book value of $344,026. As of December 31, 2015, the equipment of $458,701 less accumulated depreciation of $91,740 had a net book value of $366,961.

The following is a schedule of future minimum lease payments as of June 30, 2016.

Year ending June 30,
2017	$167,114
2018	$83,558
Total minimum lease payments	$250,672
Less: amount representing interest	$(11,334)

Present value of net minimum lease payments, presented as current and non-current obligations under capital leases of $157,199 and $83,052, respectively.	$239,338

Legal:

On May 13, 2014, a claim was filed against the Company in the Superior Court of California, County of Santa Clara arising from a collections dispute related to vendors of an acquisition target of the Company. All plaintiffs were vendors of the target and are seeking recovery of approximately $222,000. The Company is vigorously defending its position and it is expected that enforcement of the judgment will remain stayed pending a ruling from the appellate court. The case has been fully briefed at the appellate level but no hearing has been set. In response to the claim, the Company has recorded an accrual in the amount of $123,000.

In the normal course of business, the Company may become subject to claims or assessments. Such matters are subject to many uncertainties, and outcomes, which are not readily predictable with assurance.

NOTE 16 – FOREIGN OPERATIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor known as Quadrant 4 Software Solutions (Pvt.) Limited located in India (“Q4 India”).  The Company has no ownership, directly or indirectly, in Q4 India.  On May 25, 2016, Stonegate Holdings sold its 100% interest in Q4 India to Info-drive Analytics (Mauritius) Limited, which is also unrelated to the Company either directly or indirectly. The Company also markets its activities through Q4 India. Q4 India billed the Company $2,040,000 and $2,070,000 for the three months ended June 30, 2016 and 2015, respectively. Q4 India billed the Company $5,225,000 and $3,975,000 for the six months ended June 30, 2016 and 2015, respectively. The Company owed Q4 India $1,950,000 and $700,000 as of June 30, 2016 and December 31, 2015, respectively.

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

	Six Months Ending	Six Months Ending
Description of Cost	June 30, 2016	June 30, 2015

Client delivery and support	$2,608,280	$1,535,400
Platform development (capitalized by the Company)	1,335,000	1,170,000
Sales support	101,790	88,040
Back office support	1,049,890	984,830
Research & Development	130,040	196,730
	$5,225,000	$3,975,000

NOTE 17 – SUBSEQUENT EVENTS

Financing:

On July 1, 2016, Quadrant 4 System Corporation (the “Company”), as borrower, entered into a credit agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (the “Lender”), pursuant to which the Lender made various financial accommodations to the Company in the maximum aggregate amount of $25 million, subject to availability restrictions as provided for in the Credit Agreement. The Company utilized the proceeds of the loans advanced under the Credit Agreement at closing to repay and satisfy in full all amounts owing to its former senior lender, as well as to repay various obligations owed in respect of subordinated notes previously issued by the Company and to pay fees and expenses incurred in connection with the negotiation and documentation of the Credit Agreement which all have been accrued at June 30, 2016 except the prepayment penalty fees in the amount of $123,009.

Revolving Credit Facility: The Credit Agreement provides for a revolving credit facility with maximum availability of $7 million, subject to borrowing base requirements set forth in the Credit Agreement, which generally limit availability under the revolving credit facility to 80% of Company’s receivables to the extent such receivables meet eligibility requirements as set forth in the Credit Agreement. The revolving credit facility matures on July 1, 2019. All amounts outstanding under the revolving credit facility become due at maturity.

Term Loan:  The Credit Agreement also provides for a $13 million term loan, the entire principal amount of which was advanced at closing and used for the purposes stated above. The Company is required to make quarterly principal payments on the term loan in the amount of $812,500 until maturity. Interest on the term loan is payable at the end of each LIBOR interest period (but no less frequently than quarterly). The term loan matures on July 1, 2019.

Software CapEx Line of Credit:  In addition to the revolving credit facility and the term loan, the Credit Agreement provides for a software capital expenditure line of credit in the maximum amount of $5 million for the purposes of funding the development of capitalized software platforms. The software capital expenditure line of credit matures on July 1, 2019.

Interest Rates: Borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR (for, at the election of Borrower, a one-, two-, three- or six-month LIBOR interest period) plus 450 basis points (4.5%)) per annum, or (ii) the base rate (which is the highest of (a) the Lender’s prime rate, (b) the federal funds rate plus 0.50%, or (c) the sum of 1% plus one-month LIBOR) plus 350 basis points (3.5%). The Company must also pay (1) a commitment fee ranging from 25 to 50 basis points (0.25% to 0.50%) per annum on the aggregate unused commitments of the revolving line of credit and the software capital expenditure line of credit, and (2) a letter of credit fee of 450 basis points (4.5%) per annum on the undrawn amount of any letters of credit issued under the Credit Agreement.

Guarantees and Assets Collaterized: The facilities under the Credit Agreement are senior secured with all the assets of the Company.

Covenants: The Credit Agreement contains various restrictions and covenants applicable to the Company and, with limited exceptions, its subsidiaries. Among other requirements, the Company may not permit (i) the ratio of its total funded debt (as defined in the Credit Agreement) on the last day of any fiscal quarter of the Company to its consolidated net income before, among other things, interest, taxes, depreciation, amortization, and certain other losses, expenses and charges (“EBITDA”), for the four consecutive fiscal quarters then ended to exceed 3.00 to 1.00, or (ii) the ratio of its EBITDA for any period of four consecutive fiscal quarters to its principal payments on indebtedness due within the next four fiscal quarters (including earnout obligations of the Company that could become due within the next four fiscal quarters), interest expense, and income taxes paid for the past four quarters (or annualized in certain circumstances), for the same period to be less than 1.15 to 1.00.

Commitments:

On July 22, 2016, the Company entered into an agreement with an exclusive financial advisor to provide certain consulting services.  Fees to the advisor will be determined in the event of the successful development of certain transactions, as defined, in addition to a monthly retainer of $7,500.  The agreement may be terminated by either party with 15 days’ notice.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending June 30, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Overview

The Company is engaged in the information technology sector as a provider of Software-as-a-Service (SaaS) systems to the health insurance (through our QBIX/QHIX/QWEX™ offering), media (through our QBLITZ™ offering) and education (through our QEDX™ offering) verticals (collectively, the “Platforms”). Along with the Platforms, we also provide core services that leverage on our proprietary Social Media, Mobility, Analytics and Cloud (SMAC) technology “stack” (a set of software subsystems or components needed to create a complete Platform). These services include Consulting, Application Life Cycle Management, Enterprise Applications & Data Management, Mobility Applications and Business Analytics (collectively, “Consulting”). We blend our Consulting services with our Platforms to offer client-specific and industry-specific solutions to the healthcare, media, education, retail and manufacturing industry segments (collectively, “Solutions”). Consulting and Solutions are referred to together as “Services”.

The Company generates revenues principally from two broad segments, namely Services and Platforms. The Services segment includes Consulting, which we bill on a time and materials basis; Solutions, which we bill on time and materials basis; and managed services, which we bill under fixed monthly fees for pre-determined services.  The Platform segment bills on transaction basis such as per member per month enrolled for the QBIX/QHIX/QWEX Platform; per bandwidth consumed for the QBLITZ Platform; and per student per month for the QEDX Platform. The QBIX revenue stream started in 2015 and the QHIX revenue stream started in 2016. The Company expects to increase its Platform-based revenues during the second half of 2016.

Corporate History

Quadrant 4 System Corporation (sometimes referred to herein as “Quadrant 4” or the “Company”) was originally incorporated by the Florida Department of State on May 9, 1990 as Sun Express Group, Inc. It changed its name to Quadrant 4 Systems Corporation on March 31, 2011. On April 25, 2013, the Company merged with and into Q4 Systems Corporation, an Illinois corporation, in order to redomesticate to Illinois. In the merger, each share of the Florida predecessor corporation was cancelled in exchange for one share of the Illinois corporation. The Company subsequently adopted the name Quadrant 4 System Corporation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The nature of our business model involves engaging employees and consultants to provide services to our customers with billing accrued and due in normal billing cycles. We also enter into subscription contracts for our software platforms under which clients pay a fixed amount every month. We incur debt to meet payroll obligations, the largest component of our expenses, and service debt with the payments received from our customers. We assist many of our employees and consultants in the immigration process which is an expense component. The Company utilizes few major capital items in the delivery of its services and requires no significant plant expenses beyond ordinary commercial office space for both use by its employees, on a limited basis, and back-office support for those employees.

Results of Operations

Our revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending June 30,
	2016	2015	Change	Percent
Revenue	$14,564,628	$13,069,754	$1,494,874	11%
Cost of Revenue	(8,544,770)	(7,684,286)	860,484	11%
Gross Margin	6,019,858	5,385,468	634,390	12%
General and administrative expenses	(3,086,134)	(3,246,518)	(160,384)	(5%)
Research & Development	(64,249)	(469,795)	(405,546)	(86%)
Amortization, depreciation and impairment expense	(1,331,594)	(1,020,357)	311,237	31%
Reversal of assignment of legal judgment	692,000	-	692,000	100%
Interest expense	(1,211,580)	(522,190)	(689,340)	(132%)

Net Income	$1,018,301	$126,608	$891,693	704%

	Six months ending June 30,
	2016	2015	Change	Percent
Revenue	$26,503,227	$26,708,400	$(205,173)	(1%)
Cost of Revenue	(16,363,309)	(16,030,599)	332,710	2%
Gross Margin	10,139,918	10,677,801	(537,883)	(5%)
General and administrative expenses	(6,150,915)	(6,045,858)	105,057	2%
Research & Development	(354,826)	(1,040,023)	(685,197)	(66%)
Amortization, depreciation and impairment expense	(2,812,981)	(2,341,616)	(471,365)	(20%)
Reversal of assignment of legal judgment	692,000	-	692,000	100%
Interest expense	(1,673,887)	(1,037,419)	(636,438)	(61%)

Net Income/(Loss)	$(160,691)	$212,885	$(373,576)	(175%)

Comparison of Three Months and Six Months Ending June 30, 2016 and 2015

REVENUES

Revenues for the three months ending June 30, 2016 totaled $14,564,628 compared to $13,069,754 during the same period in 2015. The increase in revenues of $1,494,874 or 11% over the previous period was due to software licensing of QHIX platform. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

Revenues for the six months ending June 30, 2016 totaled $26,503,227 compared to $26,708,400 during the same period in 2015. The decrease in revenues of $205,173 or 1% over the previous period was due to completion of certain projects in 2015 mostly offset by the increase in revenue from the software licensing of the QHIX platform in 2016. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

COST OF REVENUES

Cost of revenue for the three months ending June 30, 2016 totaled $8,544,770 compared to $7,684,286 during the same period in 2015. The increase in cost of revenue of $860,484 or 11% over the previous period was due to expenses related to custom development required for the software licensing. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the six months ending June 30, 2016 totaled $16,363,309 compared to cost of revenue of $16,030,599 during the same period in 2015. The increase in cost of revenue of $332,710 or 2% over the previous period was due to corresponding increase in revenues. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $634,390 or 12% for the three months ending June 30, 2016 compared to the previous three month period ending June 30, 2015 resulted primarily from increased revenues. The gross margin percentage remained the same at approximately 41% in the second quarter of 2016 compared to the same period of 2015.

The decrease in gross margin of $537,883 or 5% over the previous six month period ending June 30, 2015 resulted primarily from decreased revenues and increase in cost of revenue. The gross margin percentage decreased to approximately 38% in the six months ending June 30, 2016 from 40% in the same period of 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending June 30, 2016 totaled $3,086,134 compared to general and administrative expenses of $3,246,598 during the same period in 2015. The decrease in general & administrative expenses of $160,384 or 5% over the previous period was due to a decrease in the sales force during this period.

General & administrative expenses for the six months ending June 30, 2016 totaled $6,150,915 compared to general & administrative expenses of $6,045,858 during the same period in 2015. The increase in general & administrative expenses of $105,057 or 2% over the previous six month period, was due in part to an increase in fees related to the July 2016 financing in addition to increases in legal and professional fees.

RESEARCH & DEVELOPMENT

Research and development (R&D) expenses for the three months ending June 30, 2016 totaled $64,249 compared to R&D expenses of $469,795 during the same period in 2015. The decrease in R&D expenses of $405,546 or 86% over the previous second quarter was due to conversion of certain expenses to capitalized software development.

R&D expenses for the six months ending June 30, 2016 totaled $354,826 compared to R&D expenses of $1,040,023 during the same period in 2015. The decrease in R&D expenses of $685,197 or 66% over the previous six month period, was due to conversion of certain expenses to capitalized software development.

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

Amortization expense for the three months ending June 30, 2016 totaled $1,331,594 compared to $1,020,357 during the same period in 2015. The increase in amortization expense of $311,237 was due to amortization of certain customer lists added in the last quarter of 2015.  Amortization periods on the acquired intangibles range from 5 to 7 years.

Amortization expense for the six months ending June 30, 2016 totaled $2,812,981 compared to $2,341,616 during the same period in 2015. The increase in amortization expense of $471,365 was due to amortization of certain customer lists added in the last quarter of 2015.  Amortization periods on the acquired intangibles range from 5 to 7 years.

INTEREST EXPENSE

Interest expenses for the second quarter ending June 30, 2016 totaled $1,211,580 compared to $522,190 during the same period in 2015. The increase in interest expenses of $689,390 or 132% over the previous second quarter was due to the increase in notes payable and financing under the revolving credit facility. In addition, the Company incurred additional interest and fees pertaining to the refinancing.

Interest expenses for the six months ending June 30, 2016 totaled $1,673,887 compared to $1,037,419 during the same period in 2015. The increase of $636,468 or 61% over the previous six month period was due to the increase in notes payable and financing under the revolving credit facility. In addition, the Company incurred additional interest and fees pertaining to the refinancing.

NET INCOME (LOSS)

The Company reported net income of $1,018,301 for the three months ending June 30, 2016 compared to net income of $126,608 for the same period in 2015. The increase of $891,693 or 704% over the previous period was the result of increased revenues and increased gross margins partially offset by an increase in interest expense.

The Company reported net loss of $160,691 for the six months ending June 30, 2016 compared to net income of $212,885 for the same period in 2015. The decrease in profit of $373,576 or 175% over the previous six month period, was the result of increased revenues offset by an increase in the interest expense and fees pertaining to the refinancing.

EBITDA

In addition to financial results reported in accordance with GAAP, we report earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP financial measure, in this report. This non-GAAP financial measure is intended to aid investors in better understanding the Company’s current financial performance and its prospects for the future as seen through the eyes of management. We believe that this non-GAAP financial measure facilitates comparisons with our historical results and with the results of peer companies who present similar measures (although other companies may define non-GAAP measures differently than we define them, even when similar terms are used to identify such measures). However, non-GAAP financial measures are not intended to be a substitute for those reported in accordance with GAAP. For a reconciliation of EBITDA to the most applicable financial measure under GAAP, net income, refer to the tables below.

EBITDA for the three month periods ending June 30, 2016 and June 30, 2015 was calculated as follows:

	June 30, 2016	June 30, 2015
Net Income (GAAP Basis)	$1,018,301	$126,608
Interest expense	1,211,580	522,190
Reversal of assignment of legal judgment	(692,000)	-
Amortization, depreciation and impairment expense	1,331,594	1,020,357
Income Taxes	-	-
EBITDA	$2,869,475	$1,669,155

EBITDA for the six months ending June 30, 2016 and June 30, 2015 was calculated as follows:

	June 30, 2016	June 30, 2015
Net Income/(Loss) (GAAP Basis)	$(160,691)	$212,885
Interest expense	1,673,887	1,037,419
Reversal of assignment of legal judgment	(692,000)	-
Amortization, depreciation and impairment expense	2,812,981	2,341,616
Income Taxes	-	-
EBITDA	$3,634,177	$3,591,920

EBITDA for the three months ending June 30, 2016 increased by $1,200,320 or 72% over the previous three months and EBITDA for six months period ending June 30,2015 increased by $42,257 or 1% over the previous six-month period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had an accumulated deficit of $19,197,967 as compared to $19,037,276 at December 31, 2015.  As of June 30, 2016, we had a working capital deficit of $6,287,322 as compared to working capital deficit of $6,117,922 at December 31, 2015.

Net cash used by operations for the six months ending June 30, 2016 was $1,940,448 as compared to $974,637 primarily relating to the increases in accounts receivable and software development costs, offset in part of by the increase in accounts payable.

Net cash used in investing activity for the six months ending June 30, 2016 was $449 as compared to $937,540 a decrease of $937,091 due to no acquisitions occurring during the prior six months ending June 30, 2015.

Net cash provided in financing activities for the six months ending June 30, 2016 was $1,977,685 as compared to $261,342, an increase of $1,716,343 primarily due to increase in borrowings under the revolver in the 2016 period.
Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ending June 30, 2016.  We cannot provide assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk
Not required.

Item 4.          Controls and Procedures
Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, which is June 30, 2016. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Rapid growth and inadequate staffing were the main reasons for such ineffective controls. Management has identified an action plan to remedy any ineffective controls that include additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer, hiring of an outside consultant to assist with internal controls and creating a well-defined financial and accounting control matrix and procedures document which is in the process of being implemented.

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

Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of June 30, 2016.

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

These additions have improved accountability and created segregation of responsibilities across additional people which has resulted in improvement in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) subsequent to the year ending December 31, 2015.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.          Defaults Upon Senior Securities
None

Item 4.          Mine Safety Disclosures
Not applicable.

Item 5.          Other Information

None

Item 6.          Exhibits
Item 601 of Regulation S-K

Exhibit No.:	Exhibit
10.1	Credit Agreement by and between the Company and BMO Harris Bank N.A., dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Issuer’s Current Report on Form 8-K dated July 8, 2016.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company)*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company)*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification by Chief Executive Officer and Chief Financial Officer)**

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three and six months ending June 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows (Unaudited) for the six months ending June 30, 2016 and 2015.*

* filed herewith
** furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

August 15, 2016	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer