Form 10-K/A
period 2015-12-31
Quadrant 4 System Corp
filed 2016-09-23
CIK 878802

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

(855) 995-7367
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common stock par value $0.001 per share	Name of each exchange on which registered N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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

The aggregate market value of common stock held by affiliates of the Registrant on June 30, 2015 based on the closing price on that date of $0.42 on the OTC was $20,125,498.68.  For the purposes of calculating this amount only, all directors, executive officers and shareholders owning in excess of five percent (5%) of the Registrant’s outstanding common stock have been treated as affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 25, 2016 was 108,861,774.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

EXPLANATORY NOTE FOR AMENDMENT NO. 1:

QUADRANT 4 SYSTEM CORPORATION (the “Company” or “we”) is filing this Amendment No. 1 on Form 10-K/A to amend and restate in their entirety the following Items in our Annual Report on Form 10-K for the year ended December 31, 2015 as originally filed with the Securities and Exchange Commission on March 28, 2016 (the “Original Form 10-K”) in order to correct required information in the Original Form 10-K as follows:

(i) Cover Page: Title of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “1934 Act”) and aggregate market value of common stock held by affiliates of the Registrant.

(ii) Part II, Item 8 (Financial Statements), for the purposes of (a) adding disclosures regarding related party transactions as set forth in Note 14 thereto, (b) correcting Note 11 to reflect that our Articles of Incorporation do not provide for the issuance of preferred stock and (c) correcting Note 14 to provide additional information regarding our relationship with a key subcontractor.

(iii) Part II, Item 9B (Other Information), Part IV, Item 15 (Exhibits, Financial Statement Schedules) and Exhibits 3.1 and 3.2 to attach copies of the Company’s Articles of Incorporation and Bylaws.

(iv) Part III, Item 10 (Directors and Executive Officers of the Registrant) to (a) correct the ages of the directors, (b) remove disclosures regarding the beneficial ownership of our common stock by our directors and executive officers, which disclosure have been corrected and incorporated into Item 12 of this Amendment, and (c) correct disclosures regarding compliance of our directors and executive officers with the requirements of Section 16(a) of the 1934 Act.

(v) Part III, Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) to correct the disclosure of the beneficial ownership of our common stock.

(vi) Part III, Item 13 (Certain Relationships and Related Transactions) to provide revised disclosure of relationships and transactions with related parties.

No other portions of such Items as set forth in the Original Form 10-K, and no other Items of the Original Form 10-K, were affected by such changes.  This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the foregoing matters.  This Amendment should be read in conjunction with the Original Form 10-K, which continues to speak as of the date thereof.

PART II

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

New York, NY
March 28, 2016, except as to Notes 11 and 14, which is as of September 22, 2016

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

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $600,583 which has been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the years ending December 31, 2015 and 2014 on the deferred financing costs is $141,382 and $56,505,respectively.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

Q4 India

The Company’s headquarters and operations are located in the United States. However, the Company has a key supplier and subcontractor known as Quadrant 4 Software Solutions (Pvt.) Limited located in India (“Q4 India”).  The Company has no ownership, directly or indirectly, in Q4 India.  Until May 2016, Q4 India was, according to public records, wholly-owned by Stonegate Holdings, Inc., which, according to the Schedule 13G filed with the SEC by Stonegate Holdings, Inc. on May 11, 2011, is a shareholder of the Company holding 6,695,959 shares of the Company’s common stock, equal to 6.15% of the shares issued and outstanding.  According to Maryland public records, Stonegate Holdings, Inc. has been dissolved.  Based on information available to the Company, Stonegate Holdings, Inc. was acquired by another entity that has no relationship to the Company or its affiliates in or around 2010.  Stonegate Assets, Inc., which, based on information available to the Company, is an affiliate of Stonegate Holdings, Inc., holds an additional 7,000,000 shares of the Company’s common stock, equal to 6.43% of the shares issued and outstanding. The Company also markets its activities through Q4 India. Q4 India billed the Company $8,215,000 and $6,749,000 for the years ended December 31, 2015 and 2014, respectively. The Company owed Q4 India $700,000 and $630,000 as of December 31, 2015 and 2014, respectively.  The Company believes that the relationship is structured on an arm’s length basis.

The Company has entered into a long-term master services agreement with Q4 India that ends on December 31, 2018 with customary options for termination with 30 days notice. Q4 India provides captive services to the Company and is paid on a cost-plus basis. The Company is the sole customer of Q4 India. The Company paid the following amounts to Q4 India for providing different classes of services:

	Year Ending	Year Ending
Description of Cost	December 31, 2015	December 31, 2014

Client delivery and support	$3,335,450	$2,688,316
Platform development (capitalized by the Company)	2,340,000	1,890,000
Sales support	176,470	150,530
Back office support	2,039,990	1,642,892
Research & Development	323,090	377,262
	$8,215,000	$6,749,000

Surrex Solutions Corporation (Surrex)

The Company has been doing business with Surrex Solutions Corporation (Surrex), a provider of information technology consulting, project and IT staffing, and contract programming services, since 2010. The Company attempted to acquire Surrex in 2014 but subsequently abandoned the transaction. Since September 2014, the Company has provided broad management services and advice to Surrex and for the years ended December 31, 2015 and 2014, recorded approximately $3,200,000 and $1,700,000 in revenue and $517,000 and $1,491,000 in accounts receivable, respectively, from this customer. Since December 23, 2014, Philip Firrek, an independent director of the Company, has served as assignee for the benefit of creditors (akin to a bankruptcy trustee) for Surrex. Nandu Thondavadi, CEO and a director of the Company, held signatory authority on one of Surrex’s bank accounts for two months in early 2015 to ensure collection of receivables being properly credited. The Company believes that the relationship is structured on an arm’s length basis.

Core Information Technology Solutions, Inc. (CITS)

The Company has been doing business with Core Information Technology Solutions, Inc. (CITS), a provider of integration and optimization services for formative assessment solutions, technology infrastructure, management applications, special education compliance, outsourced staffing solutions and technical career education programs since early 2014. The Company entered into a licensing agreement June 2014 with Core Education and Consulting Solutions, Inc., an affiliate of CITS (both owned by Core Education Group of Singapore (CEGS)). During 2014, the Company negotiated to acquire CITS but subsequently abandoned the transaction. Since May 2014, the Company’s executive officers and directors, Nandu Thondavadi and Dhru Desai have provided management advice and consulting services to the owners of CEGS and have received compensation of $130,000, each, for the year ended December 31, 2015 and $0 in 2014 for their services. The compensation was remitted to Global Technology Ventures Corporation and Congruent Ventures LTD., inactive entities owned by Mr. Thondavadi and Mr. Desai, respectively.  The Company has been conducting regular business with CITS on an arm’s length basis and as of December 31, 2015 and 2014, recorded approximately $4,600,000 and $2,900,000 in revenue and $1,517,000 and $1,648,000 in accounts receivable, respectively, from this customer. Mr. Thondavadi and Mr. Desai have personally guaranteed various obligations of CITS, and Mr. Thondavadi held signatory authority on its bank accounts from May 2014 through April 2015 to ensure collection of receivables being properly credited.  The Company believes that the relationship is structured on an arm’s length basis.

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

ITEM 9B.                  OTHER INFORMATION

We are attaching as Exhibits 3.1 and 3.2, respectively, copies of our Articles of Incorporation (as amended to date) and our Bylaws.

PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name	Age	Position	Period Held
Nandu Thondavadi	62	Director/CEO	2010 – Current
Dhru Desai	54	Director/CFO	2010 – Current
Thomas E. Sawyer	85	Director	2010 – Current
Eric F. Gurr	57	Director	2013 – Current
Philip Firrek	70	Director	2014 – Current

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

The Audit Committee

The Audit Committee operates pursuant to a charter approved by the Board of Directors. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in fulfilling its responsibilities for overseeing and monitoring the quality and integrity of the Company's financial statements, the adequacy of the Company's system of internal controls, the review of the independence, qualifications and performance of the Company's independent registered public accounting firm, and the performance of the Company's internal audit function.  The Audit Committee comprised solely of the audit committee chair, agrees with the Company’s assessment of its internal controls at December 31, 2015 as discussed in Item 9A. The Audit Committee was chaired by Mr. Gurr from January 1, 2013 through March 6, 2015 who was determined to be independent by the Board of Directors. Mr. Gurr resigned his position from the audit committee on March 6, 2015 and Mr. Phil Firrek was appointed as the audit committee chair on March 6, 2015. The Company's Board of Directors has determined that Mr. Firrek qualifies as an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the 1934 Act.  Mr. Firrek met the current independence and experience requirements of Rule 10a-3 of the 1934 Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the 1934 Act requires our executive officers and directors, as well as persons who beneficially own more than 10 percent of our common stock, to file reports on their holdings of and transactions in our common stock. Based solely on a review of the copies of such forms in our possession and on written representations from the reporting persons, we believe that during the period from January 1, 2015 to December 31, 2015 no required reports were filed in a timely manner.  The number of late reports, number of transactions reported late, and failures to file reports for such period were as follows:

Reporting Person	Title	Number of Late Reports	Number of Transactions Reported Late	Number of Failures to File Reports
Nandu Thondavadi	Director/CEO	0	0	1
Dhru Desai	Director/CFO	0	0	1
Thomas E. Sawyer	Director	0	0	1
Eric F. Gurr	Director	0	0	2
Philip Firrek	Director	0	0	2

In addition, we determined that each of the individuals above (a) did not file an SEC Form 3 as required in connection with his election or appointment as a director or executive officer and his entry into the Section 16 reporting system, and (b) did not file SEC Form 4 as required in connection with acquisitions of shares of common stock and/or warrants to acquire common stock during earlier periods.  We believe, based upon representations made by each of these individuals, that all such failures to file were inadvertent.  As of September 22, 2016, all delinquent Section 16 reports for the period from January 1, 2015 to December 31, 2015, and all earlier periods, have been filed with the SEC.

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

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Common Stock

The following table sets forth, as of March 28, 2016, each stockholder known to the Company to own more than 5% of our outstanding shares of common stock, based solely on (a) the information filed by each such shareholder on Schedules 13D or 13G with the SEC on the dates indicated in the footnotes to this table (percentages are calculated assuming continuous beneficial ownership as of March 28, 2016), and (b) with respect to officers and directors only, information available to the Company based upon the Company’s stock ownership records and representations made by such individuals.

Name and address of beneficial owner	Shares	Percent(1)
Bard Associates, Inc.(2) 135 South LaSalle St., Suite 3700 Chicago, IL 60603	10,924,000	9.7%

Stonegate Assets, Inc.(3) 4331 Chancery Park Drive Fairfax, VA 22030	7,000,000	6.4%

Stonegate Holdings, Inc.(4) 4331 Chancery Park Drive Fairfax, VA 22030	6,695,959	6.2%

Dhru Desai(5) 1501 E. Woodfield Road, Suite 205 S Schaumburg, Illinois, 60173	12,400,762	11.1%

Nandu Thondavadi, Ph.D.(6) 1501 E. Woodfield Road, Suite 205 S Schaumburg, Illinois, 60173	10,897,133	9.8%

Totals:	47,917,854	40.8%

(1)
Based on 108,861,773 shares of common stock outstanding as of March 28, 2016 and including options and warrants exercisable within 60 days for each beneficial owner and detailed in the footnotes below.

(2)
This information is based on the Schedule 13G filed with the SEC by Bard Associates, Inc. on January 29, 2016. Bard Associates, Inc. has sole power to vote or direct the vote for 500,000 shares of Common Stock and sole power to dispose or to direct the disposition of 10,924,000 shares of Common Stock.

(3)	This information is based on information provided by the Company’s transfer agent.
(4)
This information is based on the Schedule 13G filed with the SEC by Stonegate Holdings, Inc. on May 11, 2011. Stonegate Holdings, Inc. has sole power to vote or direct the vote for 6,000,000 shares of Common Stock and sole power to dispose or to direct the disposition of 6,000,000 shares of Common Stock.

(5)
Includes 1,000,000 shares of Common Stock owned directly by Mr. Desai, 750,000 shares owned by a corporation of which he is the sole shareholder, 1,000,000 shares owned by his spouse, 3,000,000 shares owned by a trust of which his spouse is the trustee and his children are the beneficiaries, and 4,246,916 shares owned by a second trust of which his spouse is the trustee and his children are the beneficiaries.  Mr. Desai disclaims beneficial ownership of the foregoing shares with the exception of those owned directly by him.

(6)
Includes 993,287 shares held directly, as successor in interest to Global Technology Ventures Corporation, 3,000,000 shares of Common Stock owned by a trust of which Dr. Thondavadi’s spouse is the trustee and his child is the beneficiary, and 4,500,000 shares owned by a second trust of which his spouse is the trustee and his child is the beneficiary.  Dr. Thondavadi disclaims beneficial ownership of the foregoing shares with the exception of those owned directly by him.

Ownership of Common Stock by Directors and Executive Officers

The following table sets forth, as of March 28, 2016, information concerning the beneficial ownership of our Common Stock by: (i) our current directors and director nominees; (ii) the named executive officers listed in the Summary Compensation Table; and (iii) all of the Company’s current directors and executive officers as a group. Under SEC rules, beneficial ownership for purposes of this table takes into account stock as to which the individual has or shares voting and/or investment power as well as stock that may be acquired within 60 days (such as by exercising vested stock options). The beneficial owners listed have sole voting and investment power with respect to stock beneficially owned, except as to the interests of spouses or as otherwise indicated.

Name	Shares Beneficially Owned	Percent
Dhru Desai(1)	12,400,762	11.1%
Nandu Thondavadi, Ph.D.(2)	10,897,133	9.8%
Thomas E. Sawyer, Ph.D.(3)	200,000	*
Eric Gurr(4)	305,000	*
Philip Firrek(5)	100,000	*
TOTALS:	23,902,895	21.0%
 * indicates less than 1% ownership

(1) Includes 1,000,000 shares of Common Stock owned directly by Mr. Desai, 750,000 shares owned by a corporation of which he is the sole shareholder, 1,000,000 shares owned by his spouse, 3,000,000 shares owned by a trust of which his spouse is the trustee and his children are the beneficiaries, and 4,246,916 shares owned by a second trust of which his spouse is the trustee and his children are the beneficiaries.  Mr. Desai disclaims beneficial ownership of the foregoing shares with the exception of those owned directly by him.

(2) Includes 993,287 shares held directly, as successor in interest to Global Technology Ventures Corporation, 3,000,000 shares of Common Stock owned by a trust of which Dr. Thondavadi’s spouse is the trustee and his child is the beneficiary, and 4,500,000 shares owned by a second trust of which his spouse is the trustee and his child is the beneficiary.  Dr. Thondavadi disclaims beneficial ownership of the foregoing shares with the exception of those owned directly by him.

(3) Includes 150,000 shares of Common Stock and warrants to acquire 50,000 shares.

(4) Includes 255,000 shares of Common Stock and warrants to acquire 50,000 shares.

(5) Includes warrants to acquire 100,000 shares.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Q4 India

The Company’s headquarters and operations are located in the United States. However, the Company has a key supplier and subcontractor known as Quadrant 4 Software Solutions (Pvt.) Limited located in India (“Q4 India”).  The Company has no ownership, directly or indirectly, in Q4 India.  Until May 2016, Q4 India, according to public records, wholly-owned by Stonegate Holdings, Inc., which, according to the Schedule 13G filed with the SEC by Stonegate Holdings, Inc. on May 11, 2011, is a shareholder of the Company holding 6,695,959 shares of the Company’s common stock, equal to 6.15% of the shares issued and outstanding.  According to Maryland public records, Stonegate Holdings, Inc. has been dissolved.  Based on information available to the Company, Stonegate Holdings, Inc. was acquired by another entity that has no relationship to the Company or its affiliates in or around 2010.  Stonegate Assets, Inc., which, based on information available to the Company, is an affiliate of Stonegate Holdings, Inc., holds an additional 7,000,000 shares of the Company’s common stock, equal to 6.43% of the shares issued and outstanding. The Company also markets its activities through Q4 India. Q4 India billed the Company $8,215,000 and $6,749,000 for the years ended December 31, 2015 and 2014, respectively. The Company owed Q4 India $700,000 and $630,000 as of December 31, 2015 and 2014, respectively.  The Company believes that the relationship is structured on an arm’s length basis.

The Company has entered into a long-term master services agreement with Q4 India that ends on December 31, 2018 with customary options for termination with 30 days notice. Q4 India provides captive services to the Company and is paid on a cost-plus basis. The Company is the sole customer of Q4 India. The Company paid the following amounts to Q4 India for providing different classes of services:

	Year Ending	Year Ending
Description of Cost	December 31, 2015	December 31, 2014

Client delivery and support	$3,335,450	$2,688,316
Platform development (capitalized by the Company)	2,340,000	1,890,000
Sales support	176,470	150,530
Back office support	2,039,990	1,642,892
Research & Development	323,090	377,262
	$8,215,000	$6,749,000

Surrex Solutions Corporation (Surrex)

The Company has been doing business with Surrex Solutions Corporation (Surrex), a provider of information technology consulting, project and IT staffing, and contract programming services, since 2010. The Company attempted to acquire Surrex in 2014 but subsequently abandoned the transaction. Since September 2014, the Company has provided broad management services and advice to Surrex and for the years ended December 31, 2015 and 2014, recorded approximately $3,200,000 and $1,700,000, respectively, in revenue from this customer. Since December 23, 2014, Philip Firrek, an independent director of the Company, has served as assignee for the benefit of creditors (akin to a bankruptcy trustee) for Surrex. Nandu Thondavadi, CEO and a director of the Company, held signatory authority on one of Surrex’s bank accounts for two months in early 2015 to ensure collection of receivables being properly credited. The Company believes that the relationship is structured on an arm’s length basis.

Core Information Technology Solutions, Inc. (CITS)

The Company has been doing business with Core Information Technology Solutions, Inc. (CITS), a provider of integration and optimization services for formative assessment solutions, technology infrastructure, management applications, special education compliance, outsourced staffing solutions and technical career education programs since early 2014. The Company entered into a licensing agreement June, 2014 with Core Education and Consulting Solutions, Inc., an affiliate of CITS (both owned by Core Education Group of Singapore (CEGS)). During 2014, the Company negotiated to acquire CITS but subsequently abandoned the transaction. Since May 2014, the Company’s executive officers and directors, Nandu Thondavadi and Dhru Desai have provided management advice and consulting services to the owners of CEGS and have received compensation of $130,000, each, for the year ended December 31, 2015 and $0 in 2014 for their services. The compensation was remitted to Global Technology Ventures Corporation and Congruent Ventures LTD., dissolved entities owned by Mr. Thondavadi and Mr. Desai, respectively.  The Company has been conducting regular business with CITS on an arm’s length basis and as of December 31, 2015 and 2014, recorded approximately $4,600,000 and $2,900,000, respectively, in revenue from this customer. Mr. Thondavadi and Mr. Desai have personally guaranteed various obligations of CITS, and Mr. Thondavadi held signatory authority on its bank accounts from May 2014 through April 2015 to ensure collection of receivables being properly credited.  The Company believes that the relationship is structured on an arm’s length basis.

Director Independence

Although it is not strictly bound to do so, the Company currently utilizes the NASDAQ independence tests to determine whether its directors and audit committee members are independent.

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 601 of Regulation S-K Exhibit No.:	Exhibit

3.1	Articles of Incorporation of Quadrant 4 System Corporation, filed April 12, 2013, as amended to date
3.2	Bylaws of Quadrant 4 System Corporation, adopted April 12, 2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer
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

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereto duly authorized individual.

QUADRANT 4 SYSTEM CORPORATION

Date: September 22, 2016	By:	/s/ Nandu Thondavadi
	Name:	Nandu Thondavadi
	Title:	President and Chief Executive Officer

Date: September 22, 2016	By:	/s/ Dhru Desai
	Name:	Dhru Desai
	Title:	Chief Financial Officer