Form 10-Q
period 2016-09-30
Quadrant 4 System Corp
filed 2016-11-14
CIK 878802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).   Yes ☐     No ☒

The number of shares of common stock outstanding as of November 14, 2016 was 106,991,504.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,511,819	$246,492
Accounts and unbilled receivables (net of allowance for doubtful accounts of 550,000 and $550,000 at September 30, 2016 and December 31, 2015, respectively)	11,597,221	9,555,725
Other current assets	1,528,997	243,476
Total current assets	14,638,037	10,045,693

Long-term assets
Intangible assets, customer lists and technology stacks – net	14,037,492	11,566,643
Goodwill	2,004,600	2,004,600
Equipment under capital lease – net	298,156	366,961
Equipment – net	162,166	168,169
Other Long-term assets
Software development costs – net	14,736,189	11,357,524
Deferred licensing and royalty fees – net	780,000	960,000
Other assets	401,346	327,329
TOTAL ASSETS	$47,057,986	$36,796,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,712,367	$5,652,257
Note payable – revolver	3,748,738	7,601,904
Current portion of earnouts	272,173	343,075
Current obligation under capital lease	174,166	152,640
Current maturities - long term debt (net of debt discount of nil and debt issuance costs of $398,924 at September 30, 2016 and $31,945 and $223,605 at December 31, 2015, respectively)	4,871,027	2,413,739
Cash payable for investment	4,342,425	-
Total current liabilities	19,120,896	16,163,615

Non-current obligation under capital lease	27,649	162,149
Long-term debt, less current maturities (net of debt discount of nil and debt issuance costs of $520,442 at September 30, 2016 and $197,333 and $133,374 at December 31, 2015, respectively)	9,730,792	4,205,389
Contingent earnouts	2,400,000	-
Common stock payable	120,000	-
Total liabilities	31,399,337	20,531,153

Stockholders’ Equity
Common stock - $0.001 par value; authorized: 200,000,000 shares: issued and outstanding 106,991,504 and 108,861,774 shares at September 30, 2016 and December 31, 2015, respectively	106,992	108,862
Additional paid-in capital	34,822,979	35,194,180
Accumulated deficit	(19,271,322)	(19,037,276)
Total stockholders’ equity	15,658,649	16,265,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,057,986	$36,796,919

See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ending September 30,				Nine Months Ending September 30,
	2016		2015		2016		2015

Revenue		$15,680,384		$12,690,876		$42,183,611		$39,399,276
Cost of revenue		9,808,823		7,389,377		26,172,132		23,419,976
Gross Margin		5,871,561		5,301,499		16,011,479		15,979,300

Operating expenses:
General and administrative expenses		(3,539,481)		(2,966,097)		(9,690,396)		(9,011,955)
Research & Development		(68,062)		(417,997)		(422,888)		(1,458,020)
Amortization, impairment and depreciation expense		(1,607,116)		(1,349,401)		(4,420,097)		(3,691,017)
Reversal of assignment of legal judgment		-		-		692,000		-
Interest expense		(730,258)		(516,439)		(2,404,145)		(1,553,858)
Total		(5,944,917)		(5,249,934)		(16,245,526)		(15,714,850)
Net (loss)/income before income taxes		(73,356)		51,565		(234,047)		264,450
Provision for Income taxes				-		-		-
Net (loss)/income		$(73,356)		$51,565		$(234,047)		$264,450

Net income per common share – basic	$	*	$	*	$	*	$	*
Net income per common share – fully diluted	$	*	$	*	$	*	$	*

Weighted average common shares – basic		106,991,504		103,011,774		108,213,323		102,809,840
Weighted average common shares – fully diluted		106,991,504		107,150,955		108,213,323		107,406,023

*Less than $0.01, per share
See notes to the condensed consolidated financial statements

QUADRANT 4 SYSTEM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ending September 30,
	2016	2015
Cash flows from operating activities:
Net (loss)/income	$(234,047)	$264,450
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Amortization, impairment and depreciation expense	4,420,097	3,691,017
Deferred license cost	180,000	180,000
Provision for doubtful accounts	-	163,057
Issuance of stock for services and interest	-	52,500
Issuance of warrants for services/debentures	318,929	25,823
Reversal of assignment of legal judgement	(692,000)	-
Changes in assets and liabilities, net of the effect of the acquisitions
Accounts and unbilled receivables	253,082	(2,413,115)
Other current assets	(1,248,718)	(223,651)
Software development costs	(4,331,225)	(5,013,781)
Deferred finance costs	121,803	182,703
Other assets	(8,711)	225,389
Obligation under capital lease	(112,974)	351,566
Accounts payable and accrued expenses	(2,136,770)	868,572
Net cash used in operating activities	(3,470,534)	(1,645,470)

Cash flows from investing activities:
Purchase of equipment	(1,893)	(523,471)
Cash from business acquisition	730,033	-
Acquisition of assets (net of assets assumed of $104,700, notes payable assumed of $1,000,000, contingent payments of $400,000 and issuance of common stock of $142,500)	-	(469,728)
Net cash provided/(used) in investing activities	728,140	(993,199)

Cash flows from financing activities:
Borrowings on revolver	31,030,923	36,596,477
Repayments of revolver	(34,884,089)	(35,833,107)
Borrowings on long-term debt	14,311,078	-
Payments of long-term debt	(6,450,191)	(255,209)
Net cash provided by financing activities	4,007,721	508,161

Net increase/(decrease) in cash	1,265,327	(2,130,508)

Cash - beginning of period	246,492	2,285,557
Cash - end of period	$1,511,819	$155,049

Supplemental disclosure of noncash information
Cash paid for:
Interest	$1,014,747	$961,299
Income Taxes	$-	$-

Supplemental disclosure for investing activities:
Equity issued for acquisition of assets	$-	$142,500
Acquisition of assets not paid for	$6,862,425	$-

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

The Company generates revenues principally from two broad segments, namely Services and Platforms. The Services segment includes Consulting, which we bill on a time and materials basis; Solutions, which we bill on time and materials basis; and managed services, which we bill under fixed monthly fees for pre-determined services.  The Platform segment bills on transaction basis such as per member per month enrolled for the QBIX/QHIX/QWEX Platform; per bandwidth consumed for the QBLITZ Platform; and per student per month for the QEDX Platform. The QBIX revenue stream started in 2015 and the QHIX revenue stream started in 2016. The Company expects to increase its Platform-based revenues during the fourth quarter of 2016.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the applicable rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements presentation. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. This form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2015 (as amended, the “2015 Form 10-K”). Interim results are not necessarily indicative of the results for the fiscal year ending December 31, 2016.

Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include all the accounts of the Company. As of January 1, 2016, DialedIn Corporation, a wholly owned subsidiary of the Company, has been merged with and into the Company. As of July 1, 2016, the accounts of Stratitude Inc, a wholly owned subsidiary of the Company have been consolidated with those of the Company. In addition, the results of operations of the operation of the assets of Agama Solutions Inc., have also been consolidated with the Company. All intercompany transactions for 2016 have been eliminated.

Reclassifications

Certain prior year items have been reclassified to conform to the current year presentation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant estimates include the allowance for uncollectible accounts receivable, depreciation and amortization, intangible assets, including software development cost, the fair values estimated for customer lists and technology stacks when we acquire businesses, fair value and useful lives, accruals, contingencies, impairment and valuation of stock warrants and options. These estimates may be adjusted as more current information becomes available, and any adjustment could have a significant impact on recorded amounts. Accordingly, actual results could defer from those estimates.

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

Operating Leases

The Company has operating lease agreements for its offices, some of which contain provisions for future rent increases or periods in which rent payments are abated. Operating leases which provide for lease payments that vary materially from the straight-line basis are adjusted for financial accounting purposes to reflect rental income or expense on the straight-line basis in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). No such material difference existed as of September 30, 2016 and September 30, 2015.

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

The Company did not have any multiple-element revenue streams for the nine and three month periods ended September 30, 2016 and 2015.

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

For the nine months ended September 30, 2016, there were 5,370,300 potentially dilutive securities that were not included in the calculation of weighted-average common shares outstanding since they were anti-dilutive and for three months ended September 30, 2016, there were 5,370,300 potentially dilutive securities that were not included in the calculation of weighted-average common shares outstanding since they were anti-dilutive for the nine months ended September 30, 2016. For the nine and three months ended September 30, 2015 there were 4,139,181 potentially dilutive securities that were included in the calculation of weighted-average common shares outstanding.

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

The Company currently banks at two national institutions, one being the primary and the other being phased out.

The Company’s largest customer represented 7.4% and 7.0% of consolidated revenues as of and for the nine months ended September 30, 2016 and 2015, respectively.  The Company had one customer that represented 9.7% of its total accounts receivable as of September 30, 2016, while a customer that represented 24.03%, and a second customer that represented 14.54%, of its total accounts receivable as of September 30, 2015. The Company’s largest vendor represented 25.5% of the vendor payments for the nine months ended September 30, 2016, while two largest vendors represented 26.6% and 7.9% of total vendor payments for the nine months ended September 30, 2015.

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

The Company paid $500,000 in cash, less the assumption of loan balances at closing; issued 250,000 shares of the Company’s common stock with an undertaking to buy back the shares on the third anniversary of the closing at a guaranteed valuation of $2.00 per share, and a subordinated promissory note of $1,000,000 with a three-year term and interest at 8%, per annum.  In addition, the purchase agreement calls for a performance based earn-out of up to $400,000, to be paid on a semi-annual basis on January 1 and July 1 of each year ending with 2017, based on the actual cash received from sales generated by the acquired business line during such period. As of September 30, 2016, the Company has paid $80,469 with respect to the earn-out. The seller has the option to receive any or all of the earn-out in the form of common stock of the Company priced at a five trading day average price. On January 20, 2015, the Company merged Brainchild into the Company.

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

Stratitude, Inc.

On November 3, 2016, the Company formally completed the acquisition of Stratitude pursuant to the Stock Purchase Agreement, effective November 3, 2016 (the “Stratitude Purchase Agreement”).  Under the stock purchase agreement, the Company purchased all of the issued and outstanding capital stock of Stratitude.  Simultaneously with the acquisition of Stratitude, Stratitude purchased select assets of Agama Solutions, Inc. (“Agama”). The agreement is effective July 1, 2016 for accounting consolidation purposes since the Company operated the business from that date.

Stratitude and Agama are both California based IT and Software Consulting Service providers.  The acquisition of Stratitude, along with select assets of Agama, gives the Company additional technical resources and operational presence in California. The integration of these assets will help the Company better deliver its products and service across geographies and market segments.

As consideration for the acquisition the Company agreed to an initial cash payment of $4,430,740.76; the issuance of 500,000 shares of the Company’s common stock; and earnout payments of up to $2,400,000 based on a mutually agreed upon post-closing determination of Stratitude’s EBITDA.

The following unaudited proforma summary presents consolidated information of the Company as if these business combinations had both occurred on January 1, 2016.

September 30, 2016
Gross Sales:	$52,248,554
Net Loss:	$(349,000)

The table below summarizes the allocation of the purchase price of the foregoing three acquisitions over the estimated fair values of the assets acquired and liabilities assumed.

Fair value of consideration transferred from the acquisitions:
	Brainchild	DialedIn	DUS	Stratitude
Cash	$500,000	$-	$-	$4,342,425
Subordinated debt	1,000,000	-	-
Common stock	142,500	760,000	75,000	120,000
Contingent earn-out payments	400,000	-	-	2,400,000
	$2,042,500	$760,000	$75,000	$6,862,425

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$30,272	$98,962	$-	$730,033
Customer lists/Technology intangibles, net	649,265	695,339	-
Inventory	90,442	-	-
Deposits	2,000	7,163	-	282,109
Accounts receivable	121,715	33,318	-	2,294,578
Fixed assets	12,045	3,676	75,000	104,213
Accounts payable and accrued liabilities	(151,774)	(161,398)	(2,950,000)	(2,125,980)

Sub total	753,965	677,060	(2,875,000)	1,284,953
Excess of purchase price allocated to intangible assets	1,288,535	82,940	945,400	5,577,472
Excess of purchase price allocated to Goodwill	-	-	2,004,600	-
Total	$2,042,500	$760,000	$75,000	$6,862,425

NOTE 5 – INTANGIBLE ASSETS OF CUSTOMER LISTS AND TECHNOLOGY STACKS

As of September 30, 2016 and December 31, 2015, intangible assets consisted of the following:

	September 30, 2016			December 31, 2015
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance
Customer list
Services	$28,679,216	$(22,489,326)	$6,189,890	$24,217,238	$(21,129,178)	$3,088,060
Education	290,670	(141,745)	148,925	290,670	(58,140)	232,530
Media	1,639,750	(1,376,408)	263,342	1,639,750	(1,169,008)	470,742

	30,609,636	(24,007,479)	6,602,157	26,147,658	(22,356,326)	3,791,332

Technology stack
Services	$8,425,995	$(5,620,885)	$2,805,110	$7,237,637	$(4,892,300)	$2,345,337
Education	1,647,130	(411,789)	1,235,341	1,647,130	(235,308)	1,411,822
Health	175,000	(93,735)	81,265	175,000	(74,988)	100,012
Media	5,642,171	(2,328,552)	3,313,619	5,642,171	(1,724,031)	3,918,140
	15,890,296	(8,454,961)	7,435,335	14,701,938	(6,926,627)	7,775,311
Total	$46,499,932	$(32,462,439)	$14,037,492	$40,849,596	$(29,282,953)	$11,566,643

For the nine months ending September 30, 2016, the change in intangible assets was as follows:

Balance, January 1, 2016	$11,566,643
Additions	5,650,336
Impairment of assets	(80,000)
Amortization	(3,099,487)
Balance, September 30,	$14,037,492

For nine months ending September 30, 2016 and 2015, amortization expense was $3,099,487 and $3,281,984, respectively. For three months ending September 30, 2016 and 2015, amortization expense was $1,193,217 and $1,094,027, respectively.

NOTE 6 – SOFTWARE DEVELOPMENT COSTS

The Company specifically recognizes capitalized software costs by its product platforms as follows:

	September 30, 2016			December 31, 2015
	Gross	Accumulated amortization	Balance	Gross	Accumulated amortization	Balance

QBIX	$1,527,060	(534,471)	992,589	$1,527,060	$(305,412)	$1,221,648
QHIX	4,823,355	(723,501)	4,099,854	4,823,355	-	4,823,355
QBLITZ	5,701,172	-	5,701,172	3,879,899	-	3,879,899
QEDX	3,071,822	-	3,071,822	1,432,622	-	1,432,622
QWEX	870,751	-	870,752	-	-	-
	$15,994,160	(1,257,972)	14,736,189	$11,662,936	$(305,412)	$11,357,524

For the nine months ending September 30, 2016, the change in Software Development costs was as follows:

Balance, January 1,	$11,357,524
Additions	4,331,224
Impairment of assets	-
Amortization	(952,560)
Balance, September 30,	$14,736,189

For nine months ending September 30, 2016 and 2015, amortization expense on software development cost was $952,560 and $229,059, respectively. For three months ending September 30, 2016 and 2015, amortization expense on software development cost was $317,520 and $76,353, respectively.

The Company began amortizing the QBIX platform development costs in 2015 and QHIX platform costs in 2016. Based on revised estimates, the Company anticipates the QEDX platform to be offered for sale starting in the first quarter of 2017 and the QBLITZ/QWEX platforms to be offered for sale starting in year 2018.

NOTE 7 – EQUIPMENT

Property and equipment consists of the following:

Description of Cost	September 30, 2016	December 31, 2015

Furniture & fixtures	$39,322	$35,993
Leasehold improvements	33,311	33,311
Computing equipment	624,232	594,319
Total	696,865	663,623
Less: Accumulated depreciation	(236,543)	(128,493)
Balance	$460,322	$535,130

Description	September 30, 2016	December 31, 2015

Equipment – net	$162,166	$168,169
Equipment under capital lease – net	298,156	366,961
	$460,322	$535,130

Depreciation expense was $108,050 and $79,974 for the nine months ended September 30, 2016 and 2015, respectively; $28,076 and $26,315 for the three months ended September 30, 2016 and 2015, respectively.

NOTE 8 – SOFTWARE LICENSING

On March 2, 2016, the Company signed an agreement to grant a perpetual license for the source code of its QHIX platform (the “Licensed Software”) to a major software and services firm (the “Licensee”) who will serve as the Company’s channel partner. The Licensee provides health claims processing systems to over 400 health plans/payors and health care providers across the country covering over 150 million members. This agreement provides exclusivity to the Licensee in certain segments of the market, provided the Licensee meets certain performance requirements. Under this agreement, the Licensee paid the Company an upfront cash payment of $3.1 million, which has been included in revenue during the three months ended September 30, 2016 upon satisfaction of certain conditions, in addition to quarterly royalty payments based on the revenues it generates by deploying the Licensed Software. The royalty payment agreement calls for the Licensee to pay up to $90 million to the Company by sharing revenue generated from the sale of Licensed Software. The license will be considered fully paid if and when the Company receives from the Licensee a total of $90 million in royalties. In addition to the upfront payment and royalty per this agreement, the Company will also receive annual fees for maintenance, support and upgrades; and professional fees for services such as implementation of QHIX and other related services. While the upfront payment is certain, the Company may not receive the full stipulated maximum royalty payments from this agreement. Certain market conditions, the performance of the Licensee, and the performance of the Company’s QHIX platform, will determine the total royalty payments the Company will receive. The Company may issue up to 3 million warrants to the Licensee to purchase shares of the Company’s common stock at $0.75/share over a three-year period based on the Licensee’s performance in terms of the number of lives subscribed on the platform.

NOTE 9 – NOTE PAYABLE – REVOLVER AND TERM

On July 1, 2016, Quadrant 4 System Corporation (the “Company”), as borrower, entered into a credit agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (the “Lender”), pursuant to which the Lender made various financial accommodations to the Company in the maximum aggregate amount of $25 million, subject to availability restrictions as provided for in the Credit Agreement. The Company utilized the proceeds of the loans advanced under the Credit Agreement at closing to repay and satisfy in full all amounts owing to its former senior lender, as well as to repay various obligations owed in respect of subordinated notes previously issued by the Company and to pay fees and expenses incurred in connection with the negotiation and documentation of the Credit Agreement which all have been accrued at September 30, 2016 with the exception of the prepayment penalty fees by the previous lender in the amount of $123,009.

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

Term Loan:  The Credit Agreement also provides for a $13 million term loan, the entire principal amount of which was advanced at closing and used for the purposes stated above. The Company is required to make quarterly principal payments on the term loan in the amount of $812,500 until maturity. Interest on the term loan is payable at the end of each LIBOR interest period (but no less frequently than quarterly). The term loan matures on July 1, 2019.  All amounts outstanding under the Term Loan become due at maturity.

Software CapEx Line of Credit:  In addition to the revolving credit facility and the term loan, the Credit Agreement provides for a software capital expenditure line of credit in the maximum amount of $5 million for the purposes of funding the development of capitalized software platforms. The software capital expenditure line of credit matures on July 1, 2019. All amounts outstanding under this line of credit become due at maturity.

Interest Rates: Borrowings under the Credit Agreement generally bear interest at a variable rate equal to: (i) LIBOR (for, at the election of Borrower, a one-, two-, three- or nine-month LIBOR interest period) plus 450 basis points (4.5%)) per annum, or (ii) the base rate (which is the highest of (a) the Lender’s prime rate, (b) the federal funds rate plus 0.50%, or (c) the sum of 1% plus one-month LIBOR) plus 350 basis points (3.5%). The Company must also pay (1) a commitment fee ranging from 25 to 50 basis points (0.25% to 0.50%) per annum on the aggregate unused commitments of the revolving line of credit and the software capital expenditure line of credit, and (2) a letter of credit fee of 450 basis points (4.5%) per annum on the undrawn amount of any letters of credit issued under the Credit Agreement.

Guarantees and Assets Collateralized: The facilities under the Credit Agreement are secured with a first-priority security interest in all the assets of the Company.

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

In connection with the financing, the Company incurred legal, loan origination and advisory expenses totaling $1,797,355, which have been recorded as deferred financing costs and are being amortized over three years as interest expense. Amortization for the three months ending September 30, 2016 and 2015 on the deferred financing costs is $456,710 and $35,346, respectively. Amortization for the nine months ending September 30, 2016 and 2015 on the deferred financing costs is $707,919 and $70,692, respectively. Consequent to the repayment of Loans, all previously unabsorbed finance costs were amortized during this quarter.

As of September 30, 2016, the Company was in compliance with all covenants pertaining to the financing.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
Note payable due December 31, 2017, as extended, with interest at 6.5% per annum (a)	$2,000,001	$3,117,538
Note payable due October 1, 2017, plus interest at approximately 10% per annum (b)	-	1,825,447
Note payable due July 1, 2016, plus interest at 8% per annum (c)	-	1,232,000
Note payable due December 31, 2017, plus interest at 8% per annum (d)	-	1,000,000
Note payable due July 1, 2019, with interest at approximately 5% per annum (e)	12,187,500	-
Note payable due July 1, 2019, with interest at approximately 5% per annum (f)	1,311,078	-
Note payable due September 23, 2018, with interest at 6.7% per annum (g)	22,606	30,400
	15,521,185	7,205,385
Less: Debt Discount	-	(229,278)
Total	15,521,185	6,976,107
Less: Deferred finance cost	(919,366)	-
Less: Current maturities; net of debt discount and deferred finance cost	(4,871,027)	(2,413,739)
Total long-term debt	$9,730,792	$4,562,368

(a) In December 2013, $2 million of the original $5,000,000 promissory note was converted to 3,333,334 shares of the Company’s common stock (at $0.60/share) and 1,666,667 warrants exercisable at $1.00 per share through December 31, 2018. The warrant was valued using the Black-Scholes option pricing model and the Company recorded additional interest related to the conversion of debt and grant of warrants of $1,350,000. In March 2014, the maturity date of the note was extended to December 31, 2015 without any further consideration. On October 1, 2014, the maturity date of the note was extended to December 31, 2017 with an increased interest rate of 6.5%. Additionally, 350,000 shares of the Company’s common stock were granted as additional consideration for the extension. In conjunction with the July 1, 2016 financing, $1,168,058, was repaid towards this promissory note.

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

The Company calculated the fair value of the warrant as $119,991, based on a Black-Scholes Option Pricing Model using the market price of the Company's stock on the date of grant of $0.48, per share; volatility of 355%; a risk-free interest rate of 1.64%; a term of five years and zero dividend and has allocated the value of the warrant over the term note. The allocated value of the warrant of $115,000 has been recorded as a discount on the term note payable and will be amortized over three years as interest expense. In conjunction with the July 1, 2016 financing, this loan was paid off in full.

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

The Company calculated the fair value of the warrant as $841,771, based on a Black-Scholes Option Pricing Model using the market price of the Company's stock on the date of grant of $0.41, per share; volatility of 349%; a risk-free interest rate of 1.64%; a term of five years and zero dividend and has allocated the value of the warrant over the note payable. The allocated value of the warrant of $477,000 has been recorded as a discount on the note payable and will be amortized over eighteen months as interest expense. In conjunction with the July 1, 2016 financing, this loan was paid off in full.

(d) In January 2015, the Company issued a subordinated note for $1,000,000 with an interest rate of 8% to be amortized quarterly over eighteen months beginning July 1, 2016. In conjunction with the July 1, 2016 financing, this loan was paid off in full.

(e) and (f) Please see Note 9.

(g) On September 23, 2015, the Company issued an unsecured note for $32,898 at an interest rate of 6.7%, payable over 36 months.

NOTE 11 – CONVERTIBLE DEBENTURES

In January 2016, the Company offered to accredited investors three-year, 9% convertible debentures (“Notes”) in the aggregate principal amount of up to $5,000,000. Each of the Notes is comprised of a convertible debenture which is payable or convertible to shares of the Company’s common stock at a conversion price equal to $0.70 per share. Each holder of a Note will receive a detachable warrant to purchase common stock of the Company with an exercise price of $0.75 per share equal to 20% of the number of shares issued at conversion. Each warrant will have a term of one-year post repayment or voluntary conversion, provided that the right to exercise the warrant will terminate upon the sale of all or substantially all of the assets of the Company or a merger of the Company, as defined by the warrant. As of September 30, 2016, the Company has received $80,000 in gross proceeds from the sale of Notes, prior to the amendment of their terms described below.

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

In April 2016, the Company amended the terms of the Notes. As amended, each Note is comprised of a convertible debenture which is payable or convertible to shares of the Company’s common stock at a conversion price equal to $0.375 per share. Each holder of a Note will receive a detachable warrant to purchase common stock with an exercise price of $0.55 per share. Each warrant will have a term of one-year post repayment or voluntary conversion, provided that the right to exercise the warrant will terminate upon the sale of all or substantially all of the assets of the Company or a merger of the Company, as defined by the warrant. Under the amended terms, the Company has received additional gross proceeds of $389,955 from the sale of Notes as of September 30, 2016 and granted a warrant to purchase an aggregate 1,039,947 shares of common stock. The Company valued the warrant using the Black Scholes pricing model at $312,033. All of these convertible debentures were repaid in full in conjunction with the July 1, 2016 financing.

NOTE 12 – FAIR VALUE

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

As of September 30, 2016 and December 31, 2015, the Company did not have any assets and or liabilities subject to the fair value hierarchy.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Articles of Incorporation do not provide for the issuance of preferred stock.

Sales of Common Stock

There were no common stock sales during the three months and nine months ended September 30, 2016.

Reversal of Assignment of Legal Judgment

On September 27, 2016, the Company cancelled 1,870,270 shares of common stock previously issued to Stonegate Holdings, Inc that was originally recorded in the amount of $692,000. These shares were issued on October 1, 2013 in contemplation of Stonegate Holdings assuming the Company’s obligations under a judgment against the Company in a financing related matter. However, Stonegate Holdings did not assume and perform such obligations.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company has entered into office leases at various locations as follows:

Date	Term (Years)	Location	Expiration
09/2012	7	NJ	10/31/2019
06/2013	5	MI	10/31/2018
07/2014	3	GA	08/31/2017
06/2015	7	IL	12/31/2022

The Company also added facilities (in CA, FL and NY) on a month-to-month basis. As of September 30, 2016, the Company’s future minimum lease payments are as follows:

Year Ending September 30,	Amount
2017	$162,871
2018	122,521
2019	59,533
2020 and beyond	28,662
$373,587

Rent expense for the nine months ended September 30, 2016 and 2015 were $313,415 and $301,915, respectively, and for three months ending September 30, 2016 and 2015 were $197,863 and $127,979, respectively.

Capital Lease:

Effective February 1, 2015, the Company entered into a business lease agreement for computer hardware equipment with monthly payments of $13,926 for a term of three years with a $1.00 end-of term purchase option.

In accordance with FASB ASC 840, Leases, the Company has recorded this capital lease asset and capital lease obligation initially at an amount equal to the present value at the beginning of the lease term of minimum lease payments. As of September 30, 2016, the equipment of $458,701 less accumulated depreciation of $160,545 had a net book value of $298,156. As of December 31, 2015, the equipment of $458,701 less accumulated depreciation of $91,740 had a net book value of $366,961.

The following is a schedule of future minimum lease payments as of September 30, 2016.

Year ending September 30,
2017	$181,040
2018	$27,853
Total minimum lease payments	$208,893
Less: amount representing interest	$(7,078)

Present value of net minimum lease payments, presented as current and non-current obligations under capital leases of $174,166 and $27,649, respectively.	$201,815

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

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company’s headquarters and operations are located in the United States. However, the Company does have a key supplier and subcontractor known as Quadrant 4 Software Solutions (Pvt.) Limited, located in India (“Q4 India”).  The Company has no ownership, directly or indirectly, in Q4 India.  Prior to May 25, 2016, Q4 India was, according to public records, wholly-owned by Stonegate Holdings, Inc., a significant shareholder of the Company.  According to Maryland public records, Stonegate Holdings, Inc. has been dissolved. Based on information available to the Company, Stonegate Holdings, Inc. was acquired by another entity that has no relationship to the Company or its affiliates in or around 2010.  Stonegate Assets, Inc., which, based on information available to the Company, is an affiliate of Stonegate Holdings, Inc., is also a significant shareholder of the Company.  On May 25, 2016, Stonegate Holdings sold its 100% interest in Q4 India to Info-drive Analytics (Mauritius) Limited, which is also unrelated to the Company either directly or indirectly. The Company also markets its activities through Q4 India. Q4 India billed the Company $2,250,000 and $2,100,000 for the three months ended September 30, 2016 and 2015, respectively. Q4 India billed the Company $7,475,000 and $6,075,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company owed Q4 India $750,000 and $700,000 as of September 30, 2016 and December 31, 2015, respectively.

The Company has entered into a long term master services agreement with its India key supplier and subcontractor that ends on December 31, 2018 with customary options for termination with a 30-day notice. The India key supplier and subcontractor provides services to the Company and is paid on a cost plus basis. The Company paid the following amounts to the India key supplier and subcontractor for providing different classes of services:

	Nine Months Ending	Nine Months Ending
Description of Cost	September 30, 2016	September 30, 2015

Client delivery and support	$3,316,210	$2,395,230
Platform development (capitalized by the Company)	2,235,000	1,755,000
Sales support	146,870	133,570
Back office support	1,590,840	1,520,480
Research & Development	186,080	270,720
	$7,475,000	$6,075,000

NOTE 16 – SUBSEQUENT EVENTS

Financing:

On November 3, 2016, Quadrant 4 System Corporation (the “Company”), as borrower, entered into a senior subordinated credit agreement (the “Subordinated Credit Agreement”) by and among the Company, BIP Lender, LLC, as collateral agent (“Agent”) and BIP Quadrant 4 Debt Fund I, LLC, as lender (“BIP Lender”), pursuant to which the BIP Lender made various financial accommodations available to the Company, including a term loan in the principal amount of $5,075,000, to be repaid in accordance with the terms of the Subordinated Credit Agreement.  The Company utilized the proceeds of the loans advanced under the Subordinated Credit Agreement to (i) finance the acquisition of all of the issued and outstanding capital stock of Stratitude, Inc., a California corporation (“Stratitude”), pursuant to the terms and subject to the conditions set forth in a stock purchase agreement effective November 3, 2016, (ii) finance the acquisition of substantially all of the assets of Great Parents Academy, LLC, a Georgia limited liability company (“GPA”), in accordance with the terms and subject to the conditions set forth in an Asset Purchase Agreement effective November 3, 2016, and (iii) to pay certain fees and expenses incurred in connection with the negotiation and documentation of the Subordinated Credit Agreement and the transactions with the owners of Stratitude and with GPA.

Term Loan:  The Subordinated Credit Agreement provides for a term loan in the original principal amount of $5,075,000, the entire principal amount of which was advanced at closing and used for the purposes stated above.  The Company is required to make quarterly principal payments in the amount of $298,529.41 until maturity.  Interest on the term loan is payable in arrears on the first day of each month so long as the term loan remains outstanding.  The term loan generally bears interest at a rate of ten percent (10%) per annum and matures on December 31, 2019.

Common Stock Purchase Warrant:  The Subordinated Credit Agreement provides for the issuance of a common stock purchase warrant (the “Warrant”) to the BIP Lender for the purchase of 3,000,000 shares of common stock of the Company.  The exercise price under the Warrant is $0.45, subject to adjustment as contemplated therein.  The Warrant expires on the close of business on the five (5) year anniversary of the initial exercise date (as defined in the Warrant).

Covenants: The Subordinated Credit Agreement contains various restrictions and covenants applicable to the Company and, with limited exceptions, its subsidiaries.  Among other requirements, the Company may not permit (i) the ratio of its total funded debt (as defined in the Subordinated Credit Agreement) on the last day of any fiscal quarter of the Company to its consolidated net income before, among other things, interest, taxes, depreciation, amortization, and certain other losses, expenses and charges (“EBITDA”), for the four consecutive fiscal quarters then ended to exceed 3.45 to 1.00, or (ii) the ratio of its EBITDA for any period of four consecutive fiscal quarters to its principal payments on indebtedness due within the next four fiscal quarters (including earnout obligations of the Company that could become due within the next four fiscal quarters), interest expense, and income taxes paid for the past four quarters (or annualized in certain circumstances), for the same period to be less than 1.00 to 1.00.

Collateral and Remedies: The credit made available to the Company pursuant to the Subordinated Credit Agreement is secured by a second-priority lien on substantially all of the assets of the Company and its subsidiaries.  In addition, the obligations of the Company under the Subordinated Credit Agreement are guaranteed by Stratitude.  The Subordinated Credit Agreement contains various events of default typical for subordinated secured credit transactions of this type, including, but not limited to failure to pay any interest, principal, fees or other amounts when due, default under any covenant or agreement in the Subordinated Credit Agreement or the documents delivered in connection therewith, the inaccuracy of statements made by the Company or false representations or warranties of the Company, cross-defaults with other debt obligations of the Company, bankruptcy and other insolvency events, prohibited changes of control and unsatisfied judgments.  The events of default are generally qualified to include customary materiality thresholds and exceptions, and to otherwise include concepts of reasonableness when discretion is granted to the BIP Lender or the Agent, as applicable.  In the event that the Company defaults with respect to the any of its obligations under the Subordinated Credit Agreement or an event of default occurs and is continuing, the Subordinated Credit Agreement permits the Agent to accelerate, and demand payment in full of, all amounts outstanding thereunder. In such event, the Agent has the ability to enforce its remedies against the collateral pledged to the Agent by the Company as noted above.  All of the rights and remedies of the Agent and the BIP Lender are subject to the terms and conditions set forth in an intercreditor and subordination agreement (the “Intercreditor Agreement”) by and among BMO Harris Bank N.A. (the Company’s senior secured lender), the second lien lenders (as defined in the Intercreditor Agreement) and the Agent.

Acquisition:

Great Parents Academy, LLC

On November 3, 2016, the Company formally completed the acquisition of certain of assets of GPA related to GPA’s business of providing an educational technology tool to optimize individual student learning environments, pursuant to the Asset Purchase Agreement, effective November 3, 2016 (the “GPA Purchase Agreement”).

As consideration for the acquisition, the Company agreed to issue 2,745,237 shares of the Company’s common stock; entered into a Royalty Agreement whereby the Company will grant GPA a royalty in the Company’s sales of the “Love Math” application; and assumed certain liabilities of GPA.  Within fifteen (15) days following November 3, 2016, the Company will issue an additional 104,763 shares to three (3) former GPA employees.

Amendment to Credit Agreement

In connection with the transactions contemplated by the Subordinated Credit Agreement, the Company entered into a first amendment to credit agreement with BMO Harris Bank N.A. (the “Senior Lender”) dated November 3, 2016 (the “First Amendment”), which amended that certain Credit Agreement dated as of July 1, 2016 by and between the Company and the Senior Lender (a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2016).  Pursuant to the First Amendment, among other things, the Senior Lender (i) consented to the Company’s incurrence of indebtedness under and other transactions contemplated by the Subordinated Credit Agreement, (ii) consented to the transactions with GPA and Stratitude and the other documents and transactions contemplated thereby, and (iii) made certain other amendments to the Credit Agreement (as defined in the First Amendment) to conform to the provisions of the Subordinated Credit Agreement, in each case as more fully set forth in the First Amendment.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ending September 30, 2016 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Results of Operations

Our revenues and expenses reflect the assets acquired and new businesses acquired during the past two years.

	Three months ending September 30,
	2016	2015	Change	Percent
Revenue	$15,680,384	$12,690,876	$2,989,508	24%
Cost of Revenue	(9,808,823)	(7,389,377)	2,419,446	33%
Gross Margin	5,871,561	5,301,499	570,062	11%
General and administrative expenses	(3,539,481)	(2,966,097)	(573,384)	(19%)
Research & Development	(68,062)	(417,997)	349,935	84%
Amortization, depreciation and impairment expense	(1,607,116)	(1,349,401)	(257,715)	(19%)
Reversal of assignment of legal judgment	-	-	-
Interest expense	(730,258)	(516,439)	(213,819)	(41%)

Net Income	$(73,356)	$51,565	$(124,921)	(242%)

	Nine months ending September 30,
	2016	2015	Change	Percent
Revenue	$42,183,611	$39,399,276	$2,784,335	7%
Cost of Revenue	(26,172,132)	(23,419,976)	2,752,156	12%
Gross Margin	16,011,479	15,979,300	32,179	-
General and administrative expenses	(9,690,396)	(9,011,955)	(678,441)	(8%)
Research & Development	(422,888)	(1,458,020)	(1,035,132)	(71%)
Amortization, depreciation and impairment expense	(4,420,097)	(3,691,017)	(729,080)	(20%)
Reversal of assignment of legal judgment	692,000	-	692,000	100%
Interest expense	(2,404,145)	(1,553,858)	(850,287)	(55%)

Net Income/(Loss)	$(234,047)	$264,450	$(498,497)	(189%)

Comparison of Three Months and Nine Months Ending September 30, 2016 and 2015

REVENUES

Revenues for the three months ending September 30, 2016 totaled $15,680,384 compared to $12,690,876 during the same period in 2015. The primary reasons for the increase in revenues of $2,989,508 or 24% over the previous period was due to software licensing of QHIX platform and our acquisition of Stratitude and the assets and customer contracts of Agama. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

Revenues for the nine months ending September 30, 2016 totaled $42,183,611 compared to $39,399,276 during the same period in 2015. The primary reasons for the increase in revenues of $2,784,335 or 7% over the previous period was due to software licensing of QHIX platform and our acquisition of Stratitude and the assets and customer contracts of Agama. Revenues were comprised of service-related sales of software programming, consulting, subscriptions and development services.

COST OF REVENUES

Cost of revenue for the three months ending September 30, 2016 totaled $9,808,823 compared to $7,389,377 during the same period in 2015. The increase in cost of revenue of $2,419,446 or 33% over the previous period was due to expenses related to the development required for the software licensing and our acquisition of Stratitude and the assets and customer contracts of Agama. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

Cost of revenue for the Nine months ending September 30, 2016 totaled $26,172,132 compared to cost of revenue of $23,419,976 during the same period in 2015. The increase in cost of revenue of $2,752,156 or 12% over the previous period was due to corresponding increase in revenues. Cost of revenue is comprised primarily of the direct costs of employee and contract labor and related expenses.

GROSS MARGIN

The increase in gross margin of $570,062 or 11% for the three months ending September 30, 2016 compared to the previous three-month period ending September 30, 2015 resulted primarily from increased revenues. The gross margin percentages were 37% and 42% for the periods ended September 2016 and 2015 respectively. The reduction of 5% in gross margin was due to increase in services revenue for the period.

The marginal increase in gross margin of $32,179 over the previous nine-month period ending September 30, 2016 was due to software licensing during the period ended June 30, 2016. The gross margin percentage decreased to approximately 38% from 41% during the nine-month period ending September 30, 2016 compared to the same period of 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ending September 30, 2016 totaled $3,539,481 compared to general and administrative expenses of $2,966,097 during the same period in 2015. The increase in general & administrative expenses of $573,384 or 19% over the previous period was due to compliance related legal expenses and costs related to our acquisition of Stratitude and the assets and customer contracts of Agama during this period.

General & administrative expenses for the nine months ending September 30, 2016 totaled $9,690,396 compared to general & administrative expenses of $9,011,955 during the same period in 2015. The increase in general & administrative expenses of $678,441 or 8% over the previous nine month period was due in part to an increase in fees related to the July 2016 financing in addition to increases in legal and professional fees.

RESEARCH & DEVELOPMENT

Research and development (R&D) expenses for the three months ending September 30, 2016 totaled $68,062 compared to R&D expenses of $417,997 during the same period in 2015. The decrease in R&D expenses of $349,935 or 84% over the previous second quarter was due to conversion of certain expenses to capitalized software development.

R&D expenses for the Nine months ending September 30, 2016 totaled $422,888 compared to R&D expenses of $1,458,020 during the same period in 2015. The decrease in R&D expenses of $1,035,132 or 71% over the previous nine-month period, was due to conversion of certain expenses to capitalized software development as those projects have now progressed past the research phase and into the development phase.

DEPRECIATION, AMORTIZATION AND IMPAIRMENT OF INTANGIBLE ASSETS

Amortization expense for the three months ending September 30, 2016 totaled $1,607,116 compared to $1,349,401 during the same period in 2015. The increase in amortization expense of $257,715 was due to amortization of certain customer lists added in the last quarter of 2015 and current quarter of 2016.  Amortization periods on the acquired intangibles range from 5 to 7 years.

Amortization expense for the nine months ending September 30, 2016 totaled $4,420,097 compared to $3,691,017 during the same period in 2015. The increase in amortization expense of $729,080 was due to amortization of certain customer lists added in the last quarter of 2015 and current quarter of 2016.  Amortization periods on the acquired intangibles range from 5 to 7 years.

INTEREST EXPENSE

Interest expenses for the third quarter ending September 30, 2016 totaled $730,258 compared to $516,439 during the same period in 2015. The increase in interest expenses of $213,819 or 41% over the previous period was due to our refinancing of our debt through our new loans through BMO Harris.  We expect in future periods that our interest expense will decrease substantially as the rates we obtained through our loans from BMO Harris are significantly less than what we were previously being charged by our various loan and convertible note holders.

Interest expenses for the nine months ending September 30, 2016 totaled $2,404,145 compared to $1,553,858 during the same period in 2015. The increase of $850,287 or 55% over the previous nine month period was due to the increase in notes payable and financing under the senior credit facility. In addition, the Company incurred additional interest and fees pertaining to the refinancing.

NET INCOME (LOSS)

The Company reported net loss of $73,356 for the three months ending September 30, 2016 compared to net income of $51,565 for the same period in 2015. The decrease in profit of $124,921 or 242% over the previous period was the result of decreased gross margins and increased general and administrative expenses.

The Company reported net loss of $234,047 for the nine months ending September 30, 2016 compared to net income of $264,450 for the same period in 2015. The decrease in profit of $498,497 or 189% over the previous nine-month period, was the result of decreased gross margins and increased general and administrative expenses.

EBITDA

In addition to financial results reported in accordance with GAAP, we report earnings before interest, taxes, depreciation and amortization and certain other one time/non-recurring expenses or gains as (“EBITDA”), a non-GAAP financial measure, in this report. This non-GAAP financial measure is intended to aid investors in better understanding the Company’s current financial performance and its prospects for the future as seen through the eyes of management. We believe that this non-GAAP financial measure facilitates comparisons with our historical results and with the results of peer companies who present similar measures (although other companies may define non-GAAP measures differently than we define them, even when similar terms are used to identify such measures). However, non-GAAP financial measures are not intended to be a substitute for those reported in accordance with GAAP. For a reconciliation of EBITDA to the most applicable financial measure under GAAP, net income, refer to the tables below.

EBITDA for the three month periods ending September 30, 2016 and September 30, 2015 was calculated as follows:

	September 30, 2016	September 30, 2015
Net (Loss)/Income (GAAP Basis)	$(73,356)	$51,565
Interest expense	730,258	516,439
Reversal of assignment of legal judgment	-	-
Amortization, depreciation and impairment expense	1,607,116	1,349,401
Income Taxes	-	-
EBITDA	$2,264,018	$1,917,405

EBITDA for the nine months ending September 30, 2016 and September 30, 2015 was calculated as follows:

	September 30, 2016	September 30, 2015
Net (Loss)/Income (GAAP Basis)	$(234,047)	$264,450
Interest expense	2,404,145	1,553,858
Reversal of assignment of legal judgment	(692,000)	-
Amortization, depreciation and impairment expense	4,420,097	3,691,017
Income Taxes	-	-
EBITDA	$5,898,195	$5,509,325

EBITDA for the three months ending September 30, 2016 increased by $346,613 or 18% over the previous three months and EBITDA for the nine month period ending September 30,2015 increased by $388,870 or 7% over the previous nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had an accumulated deficit of $19,271,322 as compared to $19,037,276 at December 31, 2015.  As of September 30, 2016, we had a working capital deficit of $140,434 as compared to working capital deficit of $6,117,922 at December 31, 2015.

Net cash used by operations for the nine months ending September 30, 2016 was $3,470,534 as compared to $1,645,470 primarily relating to the increases in accounts receivable and software development costs, offset in part of by the increase in accounts payable.

Net cash provided by investing activity for the nine months ending September 30, 2016 was $728,140 due to addition of cash from the acquisition.

Net cash provided in financing activities for the nine months ending September 30, 2016 was $4,007,721 as compared to $508,161, an increase of $3,499,560 primarily due to increase in borrowings under the senior facility in the 2016 period.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ending September 30, 2016.  We cannot provide assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures:

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, which is September 30, 2016. Based on such evaluation, the Company’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures specific to certain transactions were not effective.  Rapid growth and inadequate staffing were the main reasons for such ineffective controls. Management has identified an action plan to remedy any ineffective controls that include additional staffing, realignment of existing staff, a search to hire a Chief Financial Officer and hiring of an outside consultant to assist with internal controls. The Company has created a well-defined financial and accounting control matrix and procedures document which is in the process of being implemented.

Management’s Report on Internal Control Over Financial Reporting:

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, respectively, and effected by the Company’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

§	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
§
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management; and

§
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

Based on this evaluation, our management concluded that our internal controls over financial reporting were not operating effectively as of September 30, 2016.

Changes in Internal Control Over Financial Reporting:

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None

Item 6.          Exhibits

Item 601 of Regulation S-K

Exhibit No.:	Exhibit

10.1	Credit Agreement by and between the Company and BMO Harris Bank N.A., dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 8, 2016)

10.2
First Amendment to Credit Agreement, by and among the Company, Stratitude, Inc., and BMO Harris Bank N.A., dated as of November 3, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 10, 2016)

10.3
Senior Subordinated Credit Agreement, by and among the Company, BIP Lender, LLC, and BIP Quadrant 4 Debt Fund I, LLC, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 10, 2016)

10.4
Stock Purchase Agreement, by and among the Company, Stratitude, Inc. and the Shareholders of Stratitude, Inc., dated as of November 3, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 10, 2016)

10.5
Asset Purchase Agreement, by and between the Company and Great Parents Academy, LLC, dated as of November 3, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 10, 2016)

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

101
The following financial information from Quadrant 4 System Corporation’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Income (Unaudited) for the three and nine months ending September 30, 2016 and 2015, (iii) Consolidated Statements of Cash Flows (Unaudited) for the nine months ending September 30, 2016 and 2015.*

* filed herewith
** furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUADRANT 4 SYSTEM CORPORATION

November 14, 2016	By:	/s/ Dhru Desai
Dhru Desai
Chief Financial Officer